Form 10-Q
period 1997-06-30
NETBANK INC
filed 1997-08-14
CIK 1035826

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1997              Commission File No. 0-22361

                                    NET.B@NK, INC.
                (Exact name of registrant as specified in its charter)


          Georgia                                   58-2224352
   ----------------------                       ------------------
   (State of incorporation)             (I.R.S. Employer Identification Number)

           7000 Peachtree Dunwoody Road
           Building 10, Suite 300
           Atlanta, Georgia                             30328
        -------------------------------             ----------------
      (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code:      (770) 392-4990
                                                           ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES             NO      X
                                       -----------     -----------
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:

           Class                        Shares Outstanding at July 31, 1997
 -----------------------------          ------------------------------------
   Common Stock, par value $.01                       6,145,562

                                  PART I
                          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    The following financial statements are included in this report:

    1.   Balance sheets as of June 30,1997 and as of December 31, 1996.

    2. Statements of operations for the quarters ended June 30, 1997 and 1996, the six months ended June 30, 1997 and the periods from February 20, 1996 (date of incorporation) to June 30, 1996 and 1997.

    3. Statements of shareholders' deficit from February 20, 1996 to June 30, 1997.

    4. Statements of cash flows for the six months ended June 30, 1997 and the periods from February 20, 1996 (date of inception) to June 30, 1996 and 1997.

    NET.B@NK, INC. (A Development Stage Enterprise)

    BALANCE SHEETS
 ---------------------------------------------------------------------------

                                                                                  JUNE 30,   DECEMBER 31,
ASSETS                                                                             1997         1996
                                                                              ------------  ------------
                                                                               (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents...................................................  $     36,385   $  768,666
License agreements--current.................................................        97,565      155,600
Other assets................................................................        11,174       24,542
Deferred offering costs.....................................................       527,318       74,758
Organizational costs, net...................................................        68,326       10,533
Premier advance.............................................................        55,000
                                                                              ------------  ------------
Total current assets........................................................       795,768    1,034,099
LICENSE AGREEMENTS..........................................................        27,837       46,366
FURNITURE AND EQUIPMENT--Net................................................       141,233      165,984
                                                                              ------------  ------------
                                                                              $    964,838   $1,246,449
                                                                              ------------  ------------
                                                                              ------------  ------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Amounts due to affiliate....................................................  $  1,901,340   $  883,606
Other payables and accrued liabilities......................................     1,112,744      748,916
                                                                              ------------  ------------
Total current liabilities...................................................     3,014,084    1,632,522
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS DEFICIT:
Preferred stock, no par (10,000,000 shares authorized, none outstanding)
Common stock, $.01 par (100,000,000 shares authorized, 1,279,156 and
  1,249,342 shares issued and outstanding)..................................        12,792       12,493
Additional paid-in capital..................................................     1,463,458    1,069,088
Common stock subscribed (1,325,000 and 1,354,814 shares)....................     3,840,000    3,844,185
Stock subscriptions receivable (no shares and 29,814 shares)...............                      (4,185)
Unamortized affiliate service contract expense..............................                 (1,440,000)
Unamortized stock plan expense..............................................      (306,184)     (28,472)
Deficit accumulated during the development stage............................    (7,059,312)  (3,839,182)
                                                                              ------------  ------------
Total shareholders' deficit.................................................    (2,049,246)    (386,073)
                                                                              ------------  ------------
                                                                              $    964,838   $1,246,449
                                                                              ------------  ------------
                                                                              ------------  ------------


    See notes to financial statements.

    NET.B@NK, INC.
    (A DEVELOPMENT STAGE ENTERPRISE)

    STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                                             PERIOD FROM
                                                                                              FEBRUARY 20,
                                                                         SIX MONTHS          1996 (DATE OF
                                                THREE MONTHS ENDED          ENDED           INCORPORATION)
                                                     JUNE 30,              JUNE 30            TO JUNE 30,
                                             -------------------------   ----------     -------------------------
                                                 1997          1996         1997          1996         1997
                                             -------------  ----------  -------------  ----------  -------------
                                                                          (UNAUDITED)

REVENUES:
Management fees from affiliate.............  $          --  $   20,000  $          --  $   60,000  $      60,000
Interest income............................            841                      6,616                     14,325
                                             -------------  ----------  -------------  ----------  -------------
Total revenues.............................            841      20,000          6,616      60,000         74,325
EXPENSES:
Amortization of service contract with
  affiliate................................        576,000                  1,440,000                  3,840,000
Salaries and consulting fees...............        552,837      48,483      1,077,808      62,836      1,914,770
Marketing..................................         24,203          16         84,698          16        281,809
Professional fees..........................         20,178                     41,455                    125,088
Logo/web site..............................            900                     19,845                     93,171
Monthly user fees..........................         52,912                    105,473                    165,925
Travel, meetings, and entertainment........          6,481       3,754         10,885       4,146         49,679
Occupancy..................................          5,950       2,975         35,700       2,975         53,550
Depreciation...............................          8,389                     15,268                     32,674
Other operating expenses...................        135,614         803        255,607       1,325        436,964
Interest expense...........................         37,482                    140,007                    140,007
                                             -------------  ----------  -------------  ----------  -------------
Total expenses.............................      1,420,946      56,031      3,226,746      71,298      7,133,637
                                             -------------  ----------  -------------  ----------  -------------
NET LOSS...................................  $  (1,420,105) $  (36,031) $  (3,220,130) $  (11,298) $  (7,059,312)
                                             -------------  ----------  -------------  ----------  -------------
                                             -------------  ----------  -------------  ----------  -------------
NET LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE.........................  $       (0.52) $    (0.01) $       (1.17) $   --
                                             -------------  ----------  -------------  ----------
                                             -------------  ----------  -------------  ----------
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING............      2,744,107   2,744,107      2,744,107   2,744,107
                                             -------------  ----------  -------------  ----------
                                             -------------  ----------  -------------  ----------

    See notes to financial statements.

    NET.B@NK, INC.
    (A Development Stage Enterprise)
    STATEMENTS OF SHAREHOLDERS' DEFICIT
-------------------------------------------------------------------------------


                                                                                               UNAMORTIZED
                                         PREFERRED                                             AFFILIATE
                             COMMON       STOCK      ADDITIONAL     COMMON         STOCK       SERVICE       UNAMORTIZED
                COMMON        STOCK      (NO PAR)     PAID-IN       STOCK      SUBSCRIPTIONS   CONTRACT     STOCK PLAN
                SHARES     ($.01 PAR)                CAPITAL      SUBSCRIBED    RECEIVABLE     EXPENSE       EXPENSE
Balance -
February 19,               $  -        $ -           $ -           $ -          $ -          $ -            $-
1996         ----------  -----------  ----------  ------------  ------------  ------------  ------------  ------------

Proceeds
  from
  issuance
  of common
  stock:
Incorporation,
  February
  20, 1996..     759,094       7,591                     (7,362)
March 15,
  1996,.....      49,688         497                       (482)
April 1,
  1996,.....     142,438       1,424                     18,571
September
  17,
  1996,.....     298,122       2,981                    997,129
Contribution
  of
  services
  from
 affiliate..                                             31,232
Issuance of
  1,354,814
  shares of
  common
  stock
  subscriptions..                                                   3,844,185       (4,185)   (3,840,000)
Issuance of
  16,562
compensatory
  stock
  options...                                             30,000                                                (30,000)
Amortization
  of stock
  plan
  expense...                                                                                                     1,528
Net loss,
  including
amortization of
service contract..                                                                              2,400,000
                  --------    ----------      --------  --------   ----------       -------     ----------      -------
                DEFICIT
              ACCUMULATED
               DURING THE
FEBRUARY 19,  DEVELOPMENT
    1996         STAGE          TOTAL
 BALANCE -    $         -    $         -
------------  ------------  -------------
Proceeds
  from
  issuance
  of common
  stock:
Incorporation,
  February
  20, 1996..                         229
March 15,
  1996,.....                          15
April 1,
  1996,.....                      19,995
September
  17,
  1996,.....                   1,000,110
Contribution
  of
  services
  from
 affiliate..                      31,232
Issuance of
  1,354,814
  shares of
  common
  stock
  subscriptions                      --
Issuance of
  16,562
compensatory
  stock
  options...                         --
Amortization
  of stock
  plan
  expense...                        1,528
Net loss,
  including
amortization
  of service
contract..     (3,839,182)      (1,439,182)
               -----------      ----------




                                                                                               UNAMORTIZED
                                        PREFERRED                                  STOCK        AFFILIATE
                            COMMON       STOCK      ADDITIONAL      COMMON     SUBSCRIPTIONS    SERVICE       UNAMORTIZED
                 COMMON      STOCK      (NO PAR)     PAID-IN        STOCK       RECEIVABLE      CONTRACT      STOCK PLAN
                 SHARES    ($.01 PAR)                CAPITAL      SUBSCRIBED                    EXPENSE       EXPENSE
                             $  -         $ -          $  -          $ -          $ -            $ -           $-
               ----------  -----------  ----------  ------------  ------------  ------------  ------------  ------------

BALANCE--
  December
  31, 1996..   1,249,342      12,493                  1,069,088     3,844,185        (4,185)  (1,440,000)      (28,472)
Proceeds
from issuance
of common stock
March 31, 1997
(unaudited)...    19,876         199                      2,591         (2,790)        2,790
Issuance
of 163,976
compensatory
stock options
(unaudited)...                                           390,484                                              (390,484)
Amortization of
service contract
(unaudited)....                                                                                  864,000
Amortization of
stock plan expense
(unaudited)....                                                                                                  40,677
Net loss for the
three months ended
March 31, 1997
(unaudited)...
                 --------       ------      -------      --------      --------      -------     --------     ----------



                DEFECIT
                ACCUMULATED
                DURING THE
                DEVELOPMENT
                STAGE          TOTAL
                 $   -    $  -
             ------------  ------------
              ------------  -------------
BALANCE--
  December
  31, 1996..     (3,839,182)      (386,073)
Proceeds
from issuance
of common stock
March 31, 1997
(unaudited)...                     2,790
Issuance
of 163,976
compensatory
stock options
(unaudited)...                       --
Amortization of
service contract
(unaudited)....                    864,000
Amortization of
stock plan expenses
(unaudited)....                     40,677
Net loss for the
three months ended
March 31, 1997
(unaudited)...     (1,800,025)    (1,800,025)


                                                                                                UNAMORTIZED
                                        PREFERRED                                  STOCK        AFFILIATE
                            COMMON       STOCK      ADDITIONAL      COMMON     SUBSCRIPTIONS    SERVICE       UNAMORTIZED
                 COMMON      STOCK      (NO PAR)     PAID-IN        STOCK       RECEIVABLE      CONTRACT      STOCK PLAN
                 SHARES    ($.01 PAR)                CAPITAL      SUBSCRIBED                    EXPENSE       EXPENSE
                             $  -         $ -          $  -          $ -          $ -            $ -           $-
               ----------  -----------  ----------  ------------  ------------  ------------  ------------  ------------
BALANCE
MARCH 31,
1997
(unaudited)         1,269,218   12,692               1,462,163     3,841,395      (1,395)      (576,000)      (378,279)
Proceeds
  from
  issuance
  of common
  stock
  April 2,
  1997
  (unaudited)..      9,938        100                  1,295        (1,395)       1,395
Amortization
  of service
  contract
  (unaudited)..                                                                                 576,000
Amortization
  of stock
  plan
  expense
  (unaudited)..                                                                                                 72,095
Net loss for
  the three
  months
  ended June
  30, 1997
  (unaudited)..
              ----------  -----------  ----------  ------------  ------------  ------------  ------------  ------------


                DEFICIT
                ACCUMULATED
                DURING THE
                DEVELOPMENT
                STAGE          TOTAL
                 $   -    $  -
             ------------  ------------
              ------------  -------------
BALANCE--
 March
  31, 1996..   (5,639,207)     (1,278,631)
Proceeds
from issuauce
of common stock
April 2, 1997
(unaudited)...                      1,395
Amortization of
service contract
(unaudited)....                    576,000
Amortization of
stock plan expense
(unaudited)....                     72,095
Net loss for the
three months ended
March 31, 1997
(unaudited)...  (1,420,105)     $(1,420,105)


BALANCE--
  JUNE 30,
  1997
  (UNAUDITED)..  1,279,156  $  12,792  $   --      $  1,463,458  $  3,840,000   $   --       $    --       $ (306,184)
              ----------  -----------  ----------  ------------  ------------  ------------  ------------  ------------
              ----------  -----------  ----------  ------------  ------------  ------------  ------------  ------------

BALANCE--
  JUNE 30,
  1997
  (UNAUDITED)$  (7,059,312) $  (2,049,246)
               -------------  -------------
               -------------  -------------

    See notes to financial statements.

    NET.B@NK, INC.
    (A Development Stage Enterprise)

    STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                                PERIOD FROM
                                                                                               FEBRUARY 20,
                                                                                                   1996
                                                                                                 (DATE OF
                                                                           SIX MONTHS         INCORPORATION)
                                                                              ENDED                 TO
                                                                            JUNE 30,             JUNE 30,
                                                                              1997       -------------------------
                                                                                             1996          1997
                                                                          -------------    ----------   -------------
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES:
Net loss................................................................  $  (3,220,130) $  (11,298) $  (7,059,312)
Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
 Depreciation............................................................         15,268                     32,674
 Amortization of service contract........................................      1,440,000                  3,840,000
 Contribution of services from affiliate.................................                                    31,232
 Amortization of stock plan expense......................................        112,772                    114,300
 Changes in assets and liabilities which provide (use) cash:
 Other assets............................................................         13,368      (7,138)      (252,065)
  License agreements......................................................         76,564                     30,198
  Offering costs..........................................................       (452,560)
  Organizational costs, net...............................................        (57,793)
  Premier advance.........................................................        (55,000)
  Payables and accrued liabilities........................................        363,828         769      1,112,744
                                                                          -------------  ----------  -------------
   Net cash used in operating activities...................................     (1,763,683)    (17,667)    (2,715,582)
INVESTING ACTIVITIES:
Capital expenditures....................................................         (8,255)                  (191,645)
Proceeds from return of equipment.......................................         17,738                     17,738
                                                                          -------------  ----------  -------------
   Net cash provided by (used in) investing activities.....................          9,483                   (173,907)
FINANCING ACTIVITIES:
Advances from affiliate.................................................      1,017,734                  1,901,340
Proceeds from the sale of stock.........................................          4,185      20,239      1,024,534
                                                                          -------------  ----------  -------------
   Net cash provided by financing activities...............................      1,021,919      20,239      2,925,874
                                                                          -------------  ----------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................       (732,281)      2,572         36,385
CASH AND CASH EQUIVALENTS:
Beginning of Period.....................................................        768,666
                                                                          -------------  ----------  -------------
End of Period...........................................................  $      36,385  $    2,572  $      36,385
                                                                          -------------  ----------  -------------
                                                                          -------------  ----------  -------------

    See notes to financial statements.

 NET.B@NK, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 1996 AND JUNE 30, 1997 (UNAUDITED)
AND FOR THE PERIODS FEBRUARY 20, 1996 (DATE OF
INCORPORATION ) TO JUNE 30, 1996 AND 1997
------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    Net.B@nk, Inc. (the "Company") was incorporated February 20, 1996 for the primary purpose of forming and, ultimately operating Atlanta Internet Bank ("AIB"). As of June 30, 1997 pending regulatory approval and the acquisition of a bank charter, AIB was operating under an agreement with Carolina First Bank ("CFB") whereby CFB agreed to hold and service the deposit accounts generated by the Internet banking operation of the Company in exchange for 1,325,000 shares of the Company's common stock valued at $3,840,000. As of June 30, 1997 the Company was also party to an agreement with First Alliance/Premier Bancshares, Inc. ("First Alliance") pursuant to which the Company had agreed to purchase the charter of First Alliance's subsidiary, Premier Bank, and a minimum amount of assets and liabilities for $2,150,000 in cash, 41,406 shares of the Company's common stock valued at $125,000, and a maximum of $100,000 in additional cash for reimbursement of direct out-of-pocket expenses.

    On July 11, 1997 the final regulatory approval from the Office of Thrift Supervision was issued. On July 28, 1997, the Company sold 3,500,000 shares of its common stock to the public in an Initial Public Offering (the "Offering"). On July 31, 1997 the Company received approximately $38.4 million in net proceeds from the Offering and consummated its agreements with both First Alliance and CFB. As a result AIB, a federal savings bank, became a wholly owned subsidiary of the Company.

    The financial statements contained in this report are unaudited and reflect the Company's operations as of June 30, 1997, prior to the offering. All adjustments, consisting only of normal, recurring accruals, which are, in the opinion of management, necessary to a fair statement of the results for the interim period have been reflected. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

    The financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Form S-1 (Regis. No. 333-23717).

2.  ACCOUNTING POLICIES

    Reference is made to the accounting policies of the Company described in the notes to financial statements contained in the Company's Form S-1 (Regis. No. 333-23717). The Company has followed those policies in preparing this report.
                                   6

3.  NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

    Net loss per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. All common and common equivalent shares issued have been considered to be outstanding for all periods in accordance with Staff Accounting Bulletin 83.

4.  DEPOSITS HELD BY CFB

    As of June 30, 1997 deposits generated by the Internet banking operations of the Company and held and serviced by CFB on behalf of the Company were $43.1 million, which consisted of $31.8 million in money market accounts, $824,000 in interest checking accounts, and $10.5 million in certificates of deposit.

5.  SUBSEQUENT EVENT

    On July 30, 1997 the Company granted 15,000 nonqualified stock options at an exercise price of $11.00 per share under its 1996 Stock Incentive Plan. The options vest one-third on the first anniversary of the date of issuance, one-third on the second anniversary of the date of issuance, and one-third on the third anniversary of the date of issuance.

6.  IMPACT OF NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share." SFAS 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock.

    In June 1997 the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for, among other things, reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

    SFAS 128 is effective for financial statements issued for periods beginning before December 15, 1997. SFAS 130 and SFAS 131 are effective for financial statements issued for periods beginning after December 15, 1997. None of these statements are expected to have a material effect on the Company's financial statements.
                                      7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL - The Company was incorporated as a Georgia corporation on February 20, 1996 for the purpose of forming and ultimately, operating Atlanta Internet Bank ("AIB") as a wholly owned federal savings bank subsidiary.
    As of June 30, 1997, pending regulatory approval and the acquisition of a bank charter, AIB was operating under an agreement with Carolina First Bank ("CFB") whereby CFB agreed to hold and service the deposit accounts generated by the Internet banking operations of the Company in exchange for 1,325,000 shares of the Company's common stock valued at $3,840,000. As of June 30, 1997, the Company was also party to an agreement with First Alliance/Premier Bancshares, Inc. ("First Alliance") pursuant to which the Company had agreed to purchase the charter of First Alliance's subsidiary, Premier Bank, and a minimum amount of assets and liabilities for $2,150,000 in cash, 41,406 shares of the Company's common stock valued at $125,000 and a maximum of $100,000 in additional cash for reimbursement of direct out-of-pocket expenses. On July 11, 1997, the final regulatory approval from the Office of Thrift Supervision was issued. On July 28, 1997, the Company sold 3,500,000 shares of its common stock to the public in an Initial Public Offering ("the Offering"). On July 31, 1997, the Company received approximately $38.4 million in net proceeds from the Offering and consummated its agreements with both First Alliance and CFB. As a result AIB, a federal savings bank, became a wholly owned subsidiary of the Company. As of June 30, 1997, CFB had funded $1,901,340 of operating expenses. Also, as of June 30, 1997, the Bank had 2,637 accounts and approximately $43.1 million in deposits.

    Management believes the Bank will provide convenient, cost-effective, and secure banking services utilizing the Internet as the primary channel for delivery of its commercial and financial services to the growing number of consumers who use the Internet. Customer convenience and operating efficiency are two key components of the Company's strategy. Customers will be able to access the Bank through the Internet, a telephone, or an ATM on a 7x24 basis.

    Management does not intend to have a traditional branch/teller system as a delivery channel, thereby reducing typical salary and overhead occupancy costs. It is also management's intent to limit internal operating costs for systems processing and programming services by outsourcing as many operations as is practicable. Management believes it can take advantage of the economies of scale of large providers of these services. In August 1996, the Company entered into a systems processing agreement with BISYS effective through July 1999, subject to automatic renewal for three-year periods absent a six-month notice of termination by either party. Pursuant to agreements with AT&T, the Company receives technical, marketing, and customer service support, including professional programming services from Edify and electronic bill paying processing services from CheckFree. See "Business-Operations-Service Providers"

    RESULTS OF OPERATIONS--The following table summarizes the statements of operations of the Company for the three-month periods ended June 30, 1996 and 1997, the six-month period ended June 30, 1997, and for the period from February 20, 1996 (date of incorporation) to June 30, 1996.

                                                                                                    FOR THE PERIOD FROM
                         THREE MONTHS ENDED JUNE 30,                                                 FEBRUARY 20, 1996
             ---------------------------------------------------  FOR THE SIX MONTHS                     (DATE OF
                               % OF                     % OF            ENDED            % OF         INCORPORATION)
                 1997        EXPENSES       1996      EXPENSES       JUNE 30,1997      EXPENSES      TO JUNE 30, 1996
             -------------  -----------  ----------  -----------  ------------------  -----------  ---------------------
REVENUES...  $         841               $   20,000                 $        6,616                      $    60,000
EXPENSES:
Amortization
  of
  service
  contract..       576,000        40.5%                     0.0%         1,440,000          44.6%
Salaries
  and
  consulting
  fees.....        552,837        38.9%      48,483        86.5%         1,077,808          33.4%            62,836
Marketing..         24,203         1.7%          16         0.0%            84,698           2.6%                16
Professional
  fees.....         20,178         1.4%                     0.0%            41,455           1.3%                 2
Logo/web
  site.....            900         0.1%                     0.0%            19,845           0.6%
Monthly
  user
  fees.....         52,912         3.7%                     0.0%           105,473           3.3%
Travel,
  meetings
  and
  entertainment..    6,481        0.5%      3,754           6.7%            10,885          0.3%             4,146
Occupancy..          5,950        0.4%      2,975           5.3%            35,700           1.1%             2,975
Depreciation..       8,389        0.6%                      0.0%            15,268           0.5%
Other
  operating
  expenses..       135,614         9.5%         803         1.5%           255,607           7.9%             1,325
Interest
  expense..         37,482         2.6%                     0.0%           140,007           4.3%
             -------------       -----   ----------       -----   ------------------       -----           --------
Total
 expenses..      1,420,946       100.0%      56,031       100.0%         3,226,746         100.0%            71,298
             -------------       -----   ----------       -----   ------------------       -----           --------
                                 -----                    -----                            -----
Net income
  (loss)...  $  (1,420,105)              $  (36,031)                $   (3,220,130)                     $   (11,298)
             -------------               ----------               ------------------                       --------
             -------------               ----------               ------------------                       --------
DEPOSITS
  (2,637
  ACCOUNTS
  SERVICED
  BY CFB AT
  JUNE 30,
  1997)..... $ 43,144,859                                           $ 43,144,859
             ------------                                            -----------
             ------------                                            -----------


                % OF
              EXPENSES
             -----------
REVENUES...
EXPENSES:
Amortization
  of
  service
  contract..        0.0%
Salaries
  and
  consulting
  fees.....        88.1%
Marketing..         0.0%
Professional
  fees.....         0.0%
Logo/web
  site.....         0.0%
Monthly
  user
  fees.....         0.0%
Travel,
  meetings
  and
  entertainment     5.8%
Occupancy..         4.2%
Depreciation        0.0%
Other
  operating
  expenses..        1.9%
Interest
  expense..         0.0%
                  -----
Total
 expenses..       100.0%
                  -----
                  -----
Net income
  (loss)...
                  -----
                  -----
DEPOSITS
  (2,637
  ACCOUNTS
  SERVICED
  BY CFB AT
  JUNE 30,
  1997)


The statement of operations reflects the initial phase of the Company's operations, including the acquisition, testing and implementation of the Internet banking platform, marketing expenses, and the accrual of CFB's expense reimbursements. Under the Operation Agreement, deposits and related assets resulting from the Company's marketing efforts, which began in August 1996, are included in CFB's financial operations. As of June 30, 1997, CFB had recorded $43,144,859 in deposits for the Bank in 2,637 accounts consisting of:
$31,832,619 in money market deposit accounts; $10,488,277 in certificates of deposit; and $823,963 in interest checking accounts. The amount of interest expense net of interest paid to the Bank by CFB for such deposits for the three-month and six-month periods ended June 30, 1997 was $37,482 and $140,007, respectively. No such interest expense was paid during the period from February 20, 1996 to June 30, 1996 as no deposits had yet been generated. Only miscellaneous fees and consulting revenues are included in Revenues for the three and six month periods ended June 30, 1996. Revenue for the three and six-month periods ended June 30, 1997 is comprised of interest income on cash invested.

For the Three-Month and Six-Month Periods Ended June 30, 1997

AMORTIZATION OF AMOUNTS DUE UNDER OPERATION AGREEMENT - The Company has agreed to issue to CFB 1,325,000 shares of its Common Stock appraised at $3,840,000 on the date of the Operation Agreement, July 15, 1996. This amount was amortized to expense over the estimated life of the Operation Agreement and was fully amortized as of June 30, 1997.

SALARIES AND CONSULTING FEES - For the three-month period ending June 30, 1997, these expenses included $284,711 of Company salary and benefit expenses, $153,714 of compensation expense to CFB, and $114,412 of consulting services for accounting, regulatory compliance and service development expenses to T. Stephen Johnson and Associates ("TSJA") (a consulting firm owned by the chairman of the Company). For the six-month period ended June 30, 1997, Company salary and benefits were $567,715, compensation expense to CFB was $324,272; and fees for consulting services provided by TSJA totaled $185,821.

MARKETING - Expenses for both the three- and six-month periods ending June 30, 1997 include Internet based advertising on selected Internet service providers, primarily AT&T's Worldnet and America Online as well as newspaper advertising primarily in the Atlanta area.

PROFESSIONAL FEES - Expenses for both the three and six-month periods ending June 30, 1997 include legal and accounting fees.

MONTHLY USER FEES - Pursuant to an agreement with AT&T dated August 16, 1996 (the "AT&T Agreement"), the Company pays an initial customer support fee and ongoing monthly user fees for technical, marketing, and customer support services. The Company paid $44,662 and $97,224 to AT&T in monthly user fees for the three-month and six-month periods ended June 30, 1997, respectively.

OTHER EXPENSES - These expenses include copying costs, office supplies, monthly data processing charges and communication charges.

INTEREST EXPENSE - Pursuant to the Operation Agreement, CFB agreed to hold and service the deposits generated by the Company until the Company's receipt of regulatory approval for operations and the successful completion of an initial public offering. The consideration to CFB includes reimbursement for net interest expense, if any, on deposits generated by the Company. For the three-month and six-month periods ended June 30, 1997, interest expense, calculated at contracted deposit rates, exceeded interest income calculated at the Fed Funds rate, paid to the Bank by CFB for such deposits, by $37,482, and $104,007, respectively.

STOCK OPTIONS AND OTHER COMPENSATION - The Company has a 1996 Stock Incentive Plan (the "Plan") which provides that key employees, officers, directors, and consultants of the Company may be granted nonqualified and incentive stock options to purchase shares of Common Stock of the Company, derivative securities related to the value of the Common Stock or cash awards. The Plan limits the total number of share which may be awarded to 397,500, which have been reserved for the Plan. Awards to officers and employees under the Plan during the six-month period ended June 30, 1997 were as follows: 124,219 nonqualified stock options at an exercise price of $1.21 per share on January 5, 1997; 39,750 incentive stock options at an exercise price of $3.62 per share on February 25, 1997; and 173,906 incentive stock options at an exercise price of $10.00 per share on February 25, 1997. In connection with the awards, the Company will record total compensation expense of $390,484 over the vesting period of the options. The options vest over a three-year period; however, when the Offering is completed, all of the nonqualified options will vest immediately.

NEW ACOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings per Share." SFAS 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock.

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for, among other things, reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

SFAS 128 is effective for financial statements issued for periods beginning before December 15, 1997. SFAS 130 and SFAS 131 are effective for financial statements issued for periods beginning after December 15, 1997. None of these statements are expected to have a material effect on the Company's financial statements.

CAPITAL RESOURCES - Management believes it has sufficient capital on hand and under the Operation Agreement with CFB to satisfy current working capital needs for 1997. On July 28, 1997, the Company sold 3,500,000 shares of its common stock to the public in the Offering. On July 31, 1997, the Company received approximately $38.4 million in net proceeds from the Offering. The Office of Thrift Supervision required the Company to contribute a minimum of $25 million of the Offering proceeds to the Bank. The balance of the net proceeds was used for the Premier Bank stock purchase ($2.3 million), reimbursement of CFB expenses ($2.1 million), reimbursement of professional and operational expenses (approximately $510,000), bonus payments ($450,000), and for general corporate purposes.

SUBSEQUENT EVENT - On July 30, 1997 the Company granted 15,000 nonqualified stock options at an exercise price of $11.00 per share under its 1996 Stock Incentive Plan. The options vest one-third of the first anniversary of the date of issuance, one-third on the second anniversary of the date of issuance, and one-third on the third anniversary of the date of issuance.

                                  PART II
                             OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At a special meeting of shareholders held on April 23, 1997, the shareholders of the Company took the following actions by the votes indicated:

    1.   Election of the following persons as directors of the Company:

                                                     Votes     Abstentions and
                                        Votes For   Withheld   Broker Non-Votes
                                        ---------  ----------  ----------------
         D.R. Grimes                     937,139      0             0
         T. Stephen Johnson              937,139      0             0
         Mack I. Whittle, Jr.            937,139      0             0
         Robert E. Bowers                937,139      0             0
         Ward H. Clegg                   937,139      0             0
         J. Stephen Heard                937,139      0             0
         W. James Stokes                 937,139      0             0
         Robin C. Kelton                 937,139      0             0
         John T. Moore                   937,139      0             0
         Thomas H. Muller, Jr.           937,139      0             0
         Donald S. Shapleigh, Jr.        937,139      0             0

    2.   Approval of the 1996 Stock Incentive Plan.

                                                 Abstentions and
         Votes For           Votes Against       Broker Non-Votes
         --------            ------------       ------------------
          937,139                  0                     0

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         11.1 Statement regarding computing of per share earnings

         27.1 Financial Data Schedule


    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                      SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NET.B@NK, INC.


                                  By: /s/ Robert E. Bowers
                                      ---------------------
                                       Robert E. Bowers
                                       Chief Financial Officer



Dated: August 14, 1997
::ODMA\PCDOCS\ATL\9356\1