Form 10-Q
period 1997-09-30
NETBANK INC
filed 1997-11-13
CIK 1035826

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1997           Commission File No. 0-22361

                                    NET.B@NK, INC.
                (Exact name of registrant as specified in its charter)


    Georgia                                  58-2224352
 (State of incorporation)        (I.R.S. Employer Identification Number)


    7000 Peachtree Dunwoody Road
    Building 10, Suite 300
       Atlanta, Georgia                                    30328
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:      (770) 392-4990


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                        Shares Outstanding at November 12, 1997
Common Stock, par value $.01                         6,145,562

                                    PART I
                            FINANCIAL INFORMATION

Item 1.  Financial Statements

    The following financial statements are included in this report:

    1. Consolidated condensed balance sheets as of September 30, 1997 and as of December 31, 1996.

    2. Condensed consolidated statements of operations for the quarters ended September 30, 1997 and 1996, the nine months ended September 30, 1997 and the period from February 20, 1996 (date of incorporation) to September 30, 1996.

    3. Statements of shareholders' equity (deficit) from December 31, 1996 to September 30, 1997.

    4. Consolidated condensed statements of cash flows for the nine months ended September 30, 1997 and the period from February 20, 1996 (date of inception) to September 30, 1996.

NET.B@NK, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                                                    1997           1996
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS:
 Cash...............................................................................  $      13,001   $  768,666
 Federal Funds Sold.................................................................     35,053,540
                                                                                      -------------  ------------
   Total cash and cash equivalents..................................................     35,066,541      768,666
SECURITIES AVAILABLE FOR SALE--At fair value (amortized cost of $10,776,681)........     10,724,355

STOCK OF FEDERAL HOME LOAN BANK OF ATLANTA--At cost.................................        225,000

LOANS RECEIVABLE--Net of allowance for doubtful accounts of $391,707................     34,013,337

ACCRUED INTEREST RECEIVABLE.........................................................        229,941

FURNITURE AND EQUIPMENT--Net........................................................        265,955      367,950

BANK CHARTER........................................................................        347,666

OTHER ASSETS........................................................................        231,453      109,833
                                                                                      -------------  ------------
                                                                                      $  81,104,248   $1,246,449
                                                                                      -------------  ------------
                                                                                      -------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
 Deposits...........................................................................  $  46,031,211
 Amounts Due to Carolina First Bank.................................................                  $  883,606
 Other payables and accrued liabilities.............................................        109,521      748,916
                                                                                      -------------  ------------
                                                                                         46,140,732    1,632,522
SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock, no par (10,000,000 shares authorized, none outstanding)
  Common stock, $.01 par (100,000,000 shares authorized, 6,145,662 and 1,249,342
   shares issued and outstanding)...................................................         61,456       12,493
 Additional paid-in capital.........................................................     43,631,314    1,069,088
 Common stock subscribed (1,354,814 shares at December 31, 1996)....................                   3,844,185
 Stock subscriptions receivable (29,814 shares at December 31, 1996)................                      (4,185)
 Unamortized affiliate service contract expense.....................................                  (1,440,000)
 Unamortized stock plan expense.....................................................        (99,252)     (28,472)
 Accumulated deficit................................................................     (8,577,676)  (3,839,182)
 Unrealized loss on securities available for sale...................................        (52,326)
                                                                                      -------------  ------------
   Total liabilities and shareholders' equity (deficit)...........................     34,963,516     (386,073)
                                                                                      -------------  ------------
                                                                                      $  81,104,248   $1,246,449
                                                                                      -------------  ------------
                                                                                      -------------  ------------

See notes to financial statements.

NET.B@NK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                 PERIOD FROM
                                                                                              FEBRUARY 20, 1996
                                                    THREE MONTHS ENDED        NINE MONTHS         (DATE OF
                                                      SEPTEMBER 30,              ENDED         INCORPORATION)
                                               ----------------------------  SEPTEMBER 30,    TO SEPTEMBER 30,
                                                   1997           1996           1997               1996
                                               -------------  -------------  -------------  ---------------------
INTEREST INCOME:
 Short-term investments......................  $     420,993  $         128   $   427,609       $         128
 Investment securities.......................         46,467                       46,467
 Loans.......................................        434,064                      434,064
                                               -------------  -------------  -------------        -----------
   Total.....................................        901,524            128       908,140                 128

INTEREST EXPENSE--Deposits...................        464,536                      604,544
                                               -------------  -------------  -------------        -----------

NET INTEREST INCOME..........................        436,988            128       303,596                 128

PROVISION FOR LOAN LOSSES....................        391,707                      391,707
                                               -------------  -------------  -------------        -----------
NET INTEREST INCOME (EXPENSE) AFTER PROVISION
  FOR LOAN LOSSES............................         45,281            128       (88,111)                128

OTHER OPERATING INCOME:
 Service charges and fees....................         28,793                       28,793
 Management fees.............................                                                          60,000
                                               -------------  -------------  -------------        -----------
   Total.....................................         28,793                       28,793              60,000

OTHER OPERATING EXPENSES:
 Salaries and benefits.......................      1,011,358        126,092     2,073,906             188,928
 Marketing...................................        119,711          5,618       204,409               5,634
 Depreciation and amortization...............        116,097         30,636       141,539              30,636
 Customer service............................        102,013                      152,553
 Other.......................................         97,314         36,577       156,442               9,452
 Data processing.............................         54,267         39,611       266,052              62,013
 Occupancy...................................         41,455          8,925        77,290              11,900
 Office expenses.............................         37,243                      126,868               6,048
 Travel and entertainment....................         12,980          9,171        40,117              13,317
 Amortization of service contract with
  affiliate..................................                       960,000     1,440,000             960,000
                                               -------------  -------------  -------------        -----------
   Total.....................................      1,592,438      1,216,630     4,679,176           1,287,928
                                               -------------  -------------  -------------        -----------
NET LOSS.....................................  $  (1,518,364) $  (1,216,502)  $(4,738,494)      $  (1,227,800)
                                               -------------  -------------  -------------        -----------
                                               -------------  -------------  -------------        -----------
NET LOSS PER COMMON SHARE....................  $       (0.32) $       (1.22)  $     (1.96)      $       (1.31)
                                               -------------  -------------  -------------        -----------
                                               -------------  -------------  -------------        -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...      4,672,821        996,586     2,412,906             939,207
                                               -------------  -------------  -------------        -----------
                                               -------------  -------------  -------------        -----------

See notes to financial statements.

NET.B@NK, INC. STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                                                              UNAMORTIZED
                                                                                                               AFFILIATE
                                PREFERRED                 COMMON    ADDITIONAL     COMMON         STOCK         SERVICE
                                  STOCK       COMMON      STOCK       PAID-IN      STOCK      SUBSCRIPTIONS    CONTRACT
                                 (NO PAR)     SHARES    ($.01 PAR)    CAPITAL    SUBSCRIBED    RECEIVABLE       EXPENSE
                                ----------  ----------  ----------  -----------  ----------   -------------   -----------
BALANCE-- December 31, 1996...               1,249,342  $   12,493  $ 1,069,088  $3,844,185    $    (4,185)   ($1,440,000)
  Proceeds from issuance of
    common stock March 31,
    1997......................                  19,876         199        2,591    (2,790)           2,790
  Proceeds from issuance of
    common stock April 2,
    1997......................                   9,938         100        1,295    (1,395)           1,395
  Proceeds from issuance of
    common stock July 28,
    1997......................               3,500,000      35,000   38,216,520
  Proceeds from issuance of
    common stock July 31,
    1997......................               1,366,406      13,664    3,951,336  (3,840,000)
  Issuance of 163,976
    compensatory stock
    options...................                                          390,484
  Amortization of service
    contract..................                                                                                1,440,000
  Amortization of stock plan
    expense...................
  Unrealized loss on
    securities available for
    sale......................
  Net loss for the nine months
    ended September 30, 1997..
                                ----------  ----------  ----------  -----------  ----------   -------------   -----------
BALANCE-- September 30, 1997
  (unaudited).................  $   --       6,145,562  $   61,456  $43,631,314   $ --         $   --          $ --
                                ----------  ----------  ----------  -----------  ----------   -------------   -----------
                                ----------  ----------  ----------  -----------  ----------   -------------   -----------

                                              UNREALIZED
                                                LOSS ON
                                UNAMORTIZED   SECURITIES
                                STOCK PLAN   AVAILABLE FOR   ACCUMULATED
                                  EXPENSE        SALE          DEFICIT       TOTAL
                                -----------  -------------   -----------  -----------
BALANCE-- December 31, 1996...  $  (28,472 )                 $(3,839,182) $  (386,073)
  Proceeds from issuance of
    common stock March 31,
    1997......................                                                  2,790
  Proceeds from issuance of
    common stock April 2,
    1997......................                                                  1,395
  Proceeds from issuance of
    common stock July 28,
    1997......................                                             38,251,520
  Proceeds from issuance of
    common stock July 31,
    1997......................                                                125,000
  Issuance of 163,976
    compensatory stock
    options...................    (390,484 )                                  --
  Amortization of service
    contract..................                                              1,440,000
  Amortization of stock plan
    expense...................     319,704                                    319,704
  Unrealized loss on
    securities available for
    sale......................                 $ (52,326)                     (52,326)
  Net loss for the nine months
    ended September 30, 1997..                               (4,738,494 )  (4,738,494)
                                -----------  -------------   -----------  -----------
BALANCE-- September 30, 1997
  (unaudited).................  $  (99,252 )   $ (52,326)    $(8,577,676) $34,963,516
                                -----------  -------------   -----------  -----------
                                -----------  -------------   -----------  -----------

See notes to financial statements.

NET.B@NK, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               PERIOD FROM
                                                                                              FEBRUARY 20,
                                                                                              1996 (DATE OF
                                                                                NINE MONTHS   INCORPORATION)
                                                                                   ENDED           TO
                                                                               SEPTEMBER 30,  SEPTEMBER 30,
                                                                                   1997           1996
                                                                               -------------  -------------
OPERATING ACTIVITIES:
 Net loss....................................................................   $(4,738,494)   $(1,227,800)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation...............................................................       139,205          8,414
  Amortization of service contract...........................................     1,440,000        960,000
  Amortization of stock plan expense.........................................       319,704
  Amortization of premiums on investment securities and loans................        15,795
  Amortization of premiums on purchased loans................................        48,247
  Amortization of Bank Charter...............................................         2,334
  Provision for loan losses..................................................       391,707
 Changes in assets and liabilities which provide (use) cash:
  Accrued interest receivable................................................      (229,941)
  Other assets...............................................................      (121,620)       (18,218)
  Payables and accrued liabilities...........................................      (639,395)       107,051
                                                                               -------------  -------------
   Net cash used in operating activities.....................................    (3,372,458)      (170,553)

INVESTING ACTIVITIES:
 Purchases of securities available for sale..................................   (11,219,760)
 Purchase of Federal Home Loan Bank stock....................................      (225,000)
 Principal repayments on mortgage backed securities..........................       427,284
 Purchase of loans...........................................................   (32,687,877)
 Net decrease in loans.......................................................     3,234,586
 Purchase of Premier Bank charter............................................      (350,000)
 Capital expenditures........................................................       (54,948)      (353,124)
 Proceeds from return of equipment...........................................        17,738
                                                                               -------------  -------------
   Net cash used in investing activities.....................................   (40,857,977)      (353,124)

FINANCING ACTIVITIES:
 Transfer of deposits from Carolina First Bank...............................    42,977,650
 Decrease in deposits........................................................    (1,946,439)
 Advances from (repayments to) affiliate.....................................      (883,606)       513,348
 Net proceeds from the sale of stock.........................................    38,380,705      1,020,349
                                                                               -------------  -------------
   Net cash provided by financing activities.................................    78,528,310      1,533,697
                                                                               -------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................................    34,297,875      1,010,020

CASH AND CASH EQUIVALENTS:
 Beginning of Period.........................................................       768,666
                                                                               -------------  -------------
 End of Period...............................................................   $35,066,541    $ 1,010,020
                                                                               -------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash paid during the year
  for interest...............................................................   $   576,566    $  --
                                                                               -------------  -------------
                                                                               -------------  -------------

See notes to financial statements.

NET.B@NK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1996, THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996, THE NINE MONTHS ENDED SEPTEMBER 30, 1997,
AND THE PERIOD FEBRUARY 20, 1996 (DATE OF INCORPORATION )
TO SEPTEMBER 30, 1996 (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

    Net.B@nk, Inc. (the "Company") was incorporated on February 20, 1996 for the primary purpose of forming and, ultimately, operating Atlanta Internet Bank ("AIB"). As of the beginning of the quarter ended September 30, 1997, pending regulatory approval and the acquisition of a bank charter, AIB was operating as a development stage enterprise under an agreement with Carolina First Bank ("CFB") whereby CFB agreed to hold and service the deposit accounts generated by the Internet banking operations of the Company in exchange for 1,325,000 shares of the Company's common stock valued at $3,840,000. As of the beginning of the quarter ended September 30, 1997, the Company was also party to an agreement with First Alliance/Premier Bancshares, Inc. ("First Alliance") pursuant to which the Company had agreed to purchase the charter of First Alliance's subsidiary, Premier Bank, $5 million of loans, $5 million of certificates of deposit, and $2 million in unimpaired capital for $2,150,000 in cash, 41,406 shares of the Company's common stock valued at $125,000, and a maximum of $100,000 in additional cash for reimbursement of direct out-of-pocket expenses.

    On July 11, 1997, the final regulatory approval from the Office of Thrift Supervision was received. On July 28, 1997, the Company sold 3,500,000 shares of its common stock to the public in an initial public offering (the "Offering"). On July 31, 1997, the Company received approximately $38.4 million in net proceeds from the Offering and consummated its agreements with both First Alliance and CFB. As a result AIB, a federal savings bank, became a wholly owned subsidiary of the Company.

    In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Registration Statement on Form S-1 (Regis. No. 333-23717). The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 1996 amounts have been reclassified for comparability with 1997 amounts.

2.  ACCOUNTING POLICIES

    Reference is made to the accounting policies of the Company described in the notes to financial statements contained in the Company's Registration Statement on Form S-1 (Regis. No. 333-23717). The Company has followed those policies in preparing this report. In addition, the following accounting policies were adopted during the three-month period ended September 30, 1997:

    Consolidation - The consolidated financial statements of the Company include the financial statements of AIB, the Company's wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

    Investment Securities Available for Sale - Investment securities classified as available for sale are carried at fair value. The related unrealized gain or loss, net of tax, is included as a separate component of shareholders' equity. Gains and losses from dispositions are based on the net proceeds and the adjusted carrying amounts of the securities sold using the specific identification method.

    Allowance for Loan Losses - The allowance for loan losses is maintained at a level estimated to be adequate to provide for potential losses in the loan portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

    Bank Charter - Bank charter represents the charter purchased from Premier Bank. The value of the charter is being amortized on a straight-line basis over 25 years. The carrying value of the charter is periodically reviewed to assess recoverability based on expected undiscounted cash flows and operating income for AIB. Impairment would be recognized in operating
    results if a permanent diminution in value was expected.   The Company also
    evaluates the amortization period of the bank charter to determine whether events or circumstances warrant revised estimates of the useful life. The Company believes that no material impairment of the bank charter exists at September 30, 1997.

    Interest Income on Loans - Interest on loans is generally recorded over the term of the loan based on the unpaid principal balance. Accrual of interest is discontinued when either principal or interest becomes 90 days past due or when, in management's opinion, collectibility of such interest is doubtful.

    Premium on Loans Purchased - Premiums on loans purchased from third parties are capitalized and amortized over the life of the loan as an adjustment to yield. Such premiums are classified with the loan balance to which they relate for financial reporting purposes.

3.  PURCHASE OF LOANS

    Effective August 1, 1997, the Company purchased $26.5 million in first and second mortgage, auto, and unsecured loans from CFB. The purchase price included a premium of $607,831. All of these loans will be serviced by CFB for a fee ranging from 1.25% to .375%. The loans bear interest at rates ranging from 6.0% to 12%. In addition, effective August 1, 1997, the Company also purchased $6.1 million in 11.5% auto leases from a third party who will continue to service the loans for a 2% fee.

4.  NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

    Net loss per common share is computed based on the weighted average number of common shares outstanding during the period. Common equivalent shares have not been included in the computation of net loss per share as such shares would be anti-dilutive.

5.  STOCK OPTIONS

    The Company has a 1996 Stock Incentive Plan (the "Plan") which provides that key employees, officers, directors, and consultants of the Company may be granted nonqualified and incentive stock options to purchase shares of Common Stock of the Company, derivative securities related to the value of the Common Stock, or cash awards. The Plan limits the total number of shares which may be awarded to 397,500, which have been reserved for the Plan. Awards to officers and employees under the Plan during the nine-month period ended September 30, 1997 were as follows: 124,219 nonqualified stock options at an exercise price of $1.21 per share on January 5, 1997; 39,750 incentive stock options at an exercise price of $3.62 per share on February 25, 1997; and 173,906 incentive stock options at an exercise price of $10.00 per share on February 25, 1997. In connection with the awards, the Company will record total compensation expense of $390,484 over the three-year vesting period of the options. The majority of the nonqualified options vested immediately on July 28, 1997 upon completion of the Offering, and $319,704 of such unamortized compensation expense was recognized.

    In addition, on July 30, 1997, the Company granted 15,000 nonqualified stock options at an exercise price of $11.00 per share under the Plan. The options vest one-third on the first anniversary of the date of issuance, one-third on the second anniversary of the date of issuance, and one-third on the third anniversary of the date of issuance. No compensation expense will be recorded related to these options.

6.  IMPACT OF NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") 128, "Earnings per Share," and 129, "Disclosure of Information about Capital Structure." SFAS 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 129 establishes standards for disclosing information about an entity's capital structure.

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

    SFAS 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997. SFAS 130 and SFAS 131 are effective for financial statements issued for periods beginning after December 15, 1997. None of these Statements is expected to have a material effect on the Company's financial statements.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    General - The Company was incorporated as a Georgia corporation on February 20, 1996 for the purpose of forming and, ultimately, operating Atlanta Internet Bank ("AIB") as a wholly owned federal savings bank subsidiary. As of the beginning of the quarter ended September 30, 1997, pending regulatory approval and the acquisition of a bank charter, AIB was operating as a development stage enterprise under an agreement with Carolina First Bank ("CFB") whereby CFB agreed to hold and service the deposit accounts generated by the Internet banking operations of the Company in exchange for 1,325,000 shares of the Company's common stock valued at $3,840,000. As of the beginning of the quarter ended September 30, 1997, the Company was also party to an agreement with First Alliance/Premier Bancshares, Inc. ("First Alliance") pursuant to which the Company had agreed to purchase the charter of First Alliance's subsidiary, Premier Bank (the "Charter"), and $5 million in loans, $5 million in certificates of deposit, and $2 million in unimpaired capital for $2,150,000 in cash, 41,406 shares of the Company's common stock valued at $125,000 and a maximum of $100,000 in additional cash for reimbursement of direct out-of-pocket expenses.

    On July 11, 1997, the final regulatory approval from the Office of Thrift Supervision ("OTS") was received. On July 28, 1997, the Company sold 3,500,000 shares of its common stock to the public in an initial public offering (the "Offering"). On July 31, 1997, the Company received approximately $38.4 million in net proceeds from the Offering and consummated its agreements with both First Alliance and CFB. As a result AIB, a federal savings bank, became a wholly owned subsidiary of the Company. As of September 30, 1997, the Company had 3,347 accounts and approximately $46 million in deposits.

    Financial Condition - The Company's assets amounted to $81.1 million at September 30, 1997, compared to $1.2 million at December 31, 1996, an increase of $79.9 million. This increase in total assets was due to the receipt of approximately $38.4 million in net proceeds from the Offering and approximately $47.8 million in cash related to customer deposits transferred to AIB from CFB and First Alliance upon consummation of the servicing agreement and purchase of the Charter. Net proceeds amounting to $11.2 million and $225,000 were invested in mortgage-backed securities and Federal Home Loan Bank stock, respectively. Approximately $35 million in net proceeds was invested in overnight federal funds at September 30, 1997. An additional $35.7 million in net proceeds was used to purchase first and second mortgage loans, auto leases and loans, and unsecured loans from CFB and another third party. The remaining net proceeds were used for the Premier Bank stock purchase ($2.3 million), reimbursement of CFB expenses ($2.1 million), bonus payments ($450,000), and general corporate purposes.

    Total liabilities increased $44.5 million due to the transfer of approximately $47.8 million in customer deposits from CFB and First Alliance as a result of consummation of the Company's servicing agreement with CFB and purchase of the Charter. This increase in customer deposits was offset by the payment of advances owed to CFB in the amount of $2.1 million also as a result of consummation of the servicing agreement.

    Total shareholders' equity (deficit) increased approximately $35.3 million from a deficit of approximately $386,000 to equity of $35.0 million due primarily to the receipt of approximately $38.4 million in net proceeds from the issuance of common stock, including shares issued in the Offering and
    shares issued for the purchase of the Premier charter.   The increase
    resulting from the issuance of stock was offset by an increase in unrealized losses on securities held for sale of $52,000 and losses for the nine months amounting to $4.7 million. In addition, all remaining stock subscriptions were issued during the third quarter, but the issuance had no effect on total equity.

    Liquidity and Capital Resources - The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financial activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company invests excess funds in overnight deposits and other short-term interest-earning assets. The Company can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. The Company's available for sale securities and short term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, the Company may borrow from the Federal Home Loan Bank of Atlanta or through securities sold under repurchase agreements.

    AIB is required by OTS regulations to maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3.0% of adjusted total assets, and total capital equal to at least 8.0% of risk-weighted assets. AIB exceeded such requirements with tangible, core, and total capital equal to 34.23%, 34.23%, and 69.95 %, respectively, at September 30, 1997.

Interest Rate Sensitivity--The table below shows the interest rate sensitivity of the Company's assets and liabilities as of September 30, 1997:

                                                   TERM TO REPRICING OR MATURITY
                                    -------------------------------------------------------------
                                                     OVER THREE       OVER ONE       OVER FIVE
                                      LESS THAN    MONTHS THROUGH   YEAR THROUGH     YEARS AND
                                    THREE MONTHS      ONE YEAR       FIVE YEARS     INSENSITIVE        TOTAL
                                    -------------  ---------------  -------------  --------------  -------------
Interest Earning Assets:
 Federal funds sold...............  $  35,053,540                                                  $  35,053,540
 Investment securities............                  $  10,724,355                                     10,724,355
 Stock of Federal Home
  Loan Bank of Atlanta............                                                  $     225,000        225,000
 Loans receivable.................      8,820,955       8,765,058   $  16,427,322                     34,013,336
                                    -------------  ---------------  -------------  --------------  -------------
   Total interest earning assets..     43,874,495      19,489,413      16,427,322         225,000     80,016,231
 Noninterest earning assets.......        242,941         222,630         265,956         356,490      1,088,017
                                    -------------  ---------------  -------------  --------------  -------------
   Total assets...................  $  44,117,436   $  19,712,043   $  16,693,278  $      581,490  $  81,104,248
                                    -------------  ---------------  -------------  --------------  -------------
                                    -------------  ---------------  -------------  --------------  -------------
Interest Bearing Liabilities -
 Interest-bearing deposits........  $  36,928,924   $   6,265,737   $   2,095,858  $   45,290,519
 Interest free deposits...........        712,353                                                        712,343
 Other interest free liabilities
  and equity......................        137,859                                  $   34,963,516     35,101,375
                                    -------------  ---------------  -------------  --------------  -------------
   Total liabilities and equity...  $  37,779,136   $   6,265,737   $   2,095,858  $   34,963,516  $  81,104,248
                                    -------------  ---------------  -------------  --------------  -------------
                                    -------------  ---------------  -------------  --------------  -------------
Net Interest Rate
 Sensitivity Gap..................  $   6,338,300   $  13,446,306   $  14,597,420  $  (34,382,026)

Cumulative Gap....................      6,338,300      19,784,606      34,382,026

Net Interest Rate
 Sensitivity Gap as a Percent of
  Interest Earning Assets.........           14.4            69.0            88.9         (152.81)
Cumulative Gap as a Percent of
  Cumulative Interest Earning
  Assets..........................           14.4            31.2            43.1


Results of Operations for the the Three Months Ended September 30, 1997 and 1996 and the Nine Months Ended September 30, 1997 as Compared with the Period from February 20, 1996 to September 30, 1996

General--Net losses for the nine months ended September 30, 1997 amounted to $4.7 million, an increase of $3.5 million (286%) when compared to the period from February 20, 1996 to September 30, 1996. Losses for the quarter ended September 30, 1997 totaled $1.5 million as compared with $1.2 million for the quarter ended September 30, 1996, representing a 24.8% increase. The statement of operations for the period from February 20,

    1996 to September 30, 1996 reflects the initial phase of the Company's operations, including the acquisition, testing and implementation of the Internet banking platform, marketing expenses, and the accrual of CFB's expense reimbursements. Under the operations agreement, customer deposits and the related assets resulting from the Company's marketing efforts, which began in August 1996, were included in CFB's financial operations.

    Interest Income - Interest income for the three months and nine months ended September 30, 1997 was $902,000 and $908,000, respectively. No significant amount of interest income was recorded for either the three months ended September 30, 1996 or the period from February 20, 1996 to September 30, 1996 as the Company had no investments or loans at that time. During the three months ended September 30, 1997, the Company received the net proceeds from the Offering and customer deposits held by CFB and invested those proceeds in federal funds, mortgage-backed securities, and loans purchased from CFB and an independent third party. Those investments generated interest income for the Company for the first time in the third quarter of 1997.

    Interest Expense - As the Company did not begin originating deposit accounts until October 1996, no interest expense was recorded for either the quarter ended September 30, 1996 or the period from February 20, 1996 to September 1996. On July 31, 1997, based on the terms of the servicing agreement and the Charter purchase agreement, CFB and First Alliance transferred approximately $47.8 million in customer deposits and related assets to AIB. As a result, the Company recorded approximately $465,000 of interest expense during the three-month period ended September 30, 1997. Approximately $140,000 of additional interest expense was recorded during the nine months ended September 30, 1997. This additional amount represents the difference between interest expense paid to customers and interest income paid to the Company by CFB at contractual rates prior to the transfer of customer deposits and was included in the Company's operations.

    Net Interest Income - Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $437,000 and $304,000 for the three and nine months ended September 30, 1997, respectively. As the Company did not have any significant investments, loans, or customer deposits during the entirety of the period from February 20, 1996 to September 30, 1996, no significant amount of net interest income was recorded for either the three-month period ended September 30, 1996 or the period from February 20, 1996 to September 30, 1996.

    Provision for Loan Losses - As the Company purchased loans during the three months ended September 30, 1997, $392,000 was recorded as a provision for loan loss. The allowance for loan losses is maintained at a level estimated to be adequate to provide for potential losses in the loan portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors. As the Company did not have any loans during the period February 20, 1996 to September 30, 1996, no provision for loan loss was recorded for the three months ended September 30, 1996 or the period from February 20, 1996 to September 30, 1996.

    Other Operating Income - For both the three- and nine-month periods ended September 30, 1997, the Company recorded approximately $29,000 in loan and deposit service charges and fees. As the Company did not have any loans, or customer deposits during the period February 20, 1996 to September 30, 1996, no such service fees were recorded for the three months ended September 30, 1996 or the period from February 20, 1996 to September 30, 1996. Only miscellaneous management fees in the amount of $60,000 were recorded during the period from February 20, 1996 to September 30, 1996. No amount of other operating income was recorded for the three-month period ended September 30, 1996.

    Other Operating Expenses - Other operating expenses increased $376,000 (30.8%) from $1.2 million to $1.6 million for the three months ended September 30, 1997 as compared with the three months ended September 30, 1996. The primary components of the increase during the three months ended September 30, 1997 were an increase of $885,000 in salaries and benefits which reflects the payment of approximately $450,000 in bonuses to officers; the amortization of approximately $207,000 in stock plan expense; an increase of $102,000 and $114,000 in customer service and marketing expense, respectively, reflecting the continued growth of the Company's deposit base and related support functions; and an increase of approximately $61,000 in other operating expenses. The above increases were offset by a $960,000 decrease in the amortization of service contract with affiliate as the service contract was fully amortized during the second quarter of 1997.

    Other operating expenses increased $3.4 million (276%) from $1.3 million to $4.7 million for the nine months ended September 30, 1997 as compared with the period from February 20, 1996 to September 30, 1996. The expenses for the period from February 20, 1996 to September 30, 1996 reflect only the initial phase of the Company's operations, including the acquisition, testing, and implementation of the Internet banking platform, marketing expenses, and the accrual of CFB's expense reimbursements. The most significant components of the increase were an increase of $480,000 in amortization of service contract with affiliate due to the inclusion of more months of amortization in the 1997 period versus the 1996 period.
    In addition, salaries and benefits for the nine months ended September 30, 1997 reflect the payment of approximately $450,000 in bonuses to officers during the third quarter and the amortization of approximately $319,000 in stock plan expense. The increase of $153,000 and $204,000 in customer service and data processing expense, respectively, reflects the continued growth of the Company's deposit base and related support functions.

Item 6. - Exhibits and Reports on Form 8-K

    (a)  Exhibits

         11.1 Statement regarding computing of per share earnings

         27.1 Financial Data Schedule (for SEC use only)


    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NET.B@NK, INC.


                                  By: /s/ Robert E. Bowers
                                       Robert E. Bowers
                                       Chief Financial Officer





Dated: November 13, 1997