Form 10-K405
period 1997-12-31
NETBANK INC
filed 1998-03-30
CIK 1035826

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K
(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For fiscal year ended December 31, 1997                       OR
                          -----------------

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ____________

         Commission file number  0-22361
                                 ----------------------------------------------
                                 Net.B@nk, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Georgia                                      58-2224352
------------------------------------------            -------------------------
    (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

      950 North Point Parkway, Suite 350
      Alpharetta, Georgia                                     30005
------------------------------------------            -------------------------
    (Address of Principal Executive Offices)                (Zip Code)

                                 (770) 343-6006
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X       No
   -------       ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such common equity as of March 10, 1998: $87,344,331

         Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,145,562 shares of Common Stock at March 10, 1998.




                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part II.

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 23, 1998, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

Overview

    The Company owns and operates the Atlanta Internet Bank (the "Bank"), which provides convenient, cost-effective and secure banking services to the growing number of consumers using the Internet for commercial and financial services. Customers can access the Bank on a 7x24 basis from any personal computer ("PC"), wherever located, by means of a secure Web browser or by ATM, telephone, fax or U.S. mail.

    The Company's objective is to offer a broad range of banking and financial service products through the Internet and alternative delivery channels. Customer convenience and operating efficiency are two key components of the Company's strategy. The Bank does not incur the cost of supporting a physical branch system, which management believes benefits customers through the Bank's ability to pass along its lower cost structure to its customers by offering attractive deposit rates.

    In the initial phase of the Company's operations, management concentrated its efforts on developing, testing and implementing an Internet banking platform. Once the platform structure was in place, management established deposit-oriented products including electronic bill paying, personal credit lines, checking and money market accounts and certificates of deposit. During 1998, management intends to offer additional consumer loan products, such as mortgages; construction, home equity and secured loans; VISA debit/credit cards and other fee generating products. Management also plans to continue to pursue other revenue generating opportunities through partnerships and strategic alliances where appropriate.

    Customers can access the Bank through any Internet service provider by means of an acceptable secure Web browser such as Netscape's Navigator (Version 2.0 or higher) or Microsoft's Internet Explorer (Version 3.0 or higher). Customers can review account activity, enter transactions into an on-line account register, pay bills electronically and print bank statement reports, all on a real-time basis. Unlike PC-based home banking software, which resides on a PC that stores the data and requires manual downloading and backup, the Bank enables customers to transact banking business on a real-time basis from any location provided they have a secure Web browser to connect them to the Bank through the Internet.

    The Bank currently offers interest-bearing checking accounts, money market accounts and certificates of deposit and provides direct deposit, monthly statement, on-line transfer, wire transfer, bank e-mail and electronic bill paying services. As of March 10, 1998, the Bank had 7,447 accounts and approximately $109.2 million in deposits, of which approximately $67.2 million was invested in certificates of deposit, approximately $37.6 million was invested in money market accounts and approximately $4.4 million was invested in checking accounts.

    The Company was incorporated as a Georgia corporation on February 20, 1996. The Bank commenced operations in October 1996 as a service of Carolina First Bank ("CFB") under the trade name "Atlanta Internet Bank" pending regulatory approval of the Company's purchase of the outstanding stock of Premier Bank and the transfer of the assets and liabilities relating to the operation of the Bank from CFB. The principal executive offices of the Company and the Bank are located at 950 North Point Parkway, Suite 350, Alpharetta, Georgia 30005, telephone (770) 343-6006.

Industry Background

    Use of the Internet has grown rapidly during the 1990s and is expected to continue to grow. According to an industry source, over 58 million people in the U.S. used the Internet during 1997, with expected growth to 75 to 100 million U.S. users and 250 to 300 million users internationally by 2001. Much of the recent growth in Internet use by businesses and individuals has been driven by the emergence of a network of servers and information available on the Internet called the "World Wide Web." The Web features a rapidly increasing number of "home pages" that provide information about a wide variety of institutions, businesses and individuals. A home page functions primarily as an advertisement, however, and does not necessarily allow a user to transact business on a real-time basis with the person or entity sponsoring the page. For example, although several hundred banks have home pages on the Web, management believes that only a few have the capability to transact banking business over the Internet. Management believes the Bank is the only bank that operates solely on the Internet without branch locations.

    Electronic Banking

    The creation of the Web and the introduction of Web browsers with graphical presentation and "point and click" navigation have made the Internet a mainstream global network. A variety of security standards have been developed to make the Internet safer for general commerce and financial services transactions. Transactions can now be protected through secure Web servers that are separated from general purpose Web servers and through encrypted transmissions between servers and the user's PC.

    The increasing amount of commerce transacted on the Web has prompted the development of electronic banking delivery systems. These forms of electronic delivery systems provide convenience for customers and allow financial institutions to lower their overhead costs. The two types of electronic banking, PC-based home banking and Internet banking, are very different in their functionality, means of operations and timeliness. The characteristics of each are described below.

    PC-Based Home Banking. PC-based home banking requires PC-based financial services software products such as Intuit Inc.'s ("Intuit") Quicken, Microsoft's Money or Meca Software, LLC's ("Meca") Managing Your Money. Each product carries its own set of instructions that the customer must learn before commencing any banking transactions. The software resides on the customer's PC along with his or her account data and requires a dial-up modem and manual downloading. Consequently, PC-based home banking must be conducted from the PC containing the customer's software and account data. The customer must back up his or her account data at frequent intervals to reduce the risk of losing data. Because the customer must connect with the financial institution via modem and download his or her account data, real-time transactions are not possible. The information presented to the customer is current only as of the time it was downloaded to the customer's PC.

    Internet Banking. Unlike PC-based home banking, Internet banking requires only a secure Web browser for Internet access to the Internet and the financial institution. No particular software is required and the customer's operations are not restricted to a specific PC. Instead, the customer accesses the financial institution through the Internet and transfers funds, pays bills or transacts other business on a real-time basis. Account data remains stored on the Bank's secure server at all times, protected by technology designed specifically to safeguard such information. No downloading or back-up is required, as the Bank's server backs up all data and transactions on a continuous basis. With Internet banking, the information presented to the customer remains current at all times.

    The following chart compares the typical features of Internet banking, PC-based home banking and traditional branch banking:

                        Banking Service Delivery Channel

                  Internet Banking                PC-Based Home Banking          Traditional Branch Banking
                  ----------------                ---------------------          --------------------------
Accessibility     7 days a week                    7 days a week                  Traditional Banking Hours
                  24 hours per day                 24 hours per day

                  Real-Time Processing (1)         Batch Processing (2)           Batch Processing (2)

Convenience       Need Only Internet Access and    Banking Software and Account   Branches and ATMs
                  Secure Browser                   Data Reside on Single PC

                  No Customer Back-up Required     Requires Frequent Customer
                                                   Back-up

Cost              No Branches                      No Branches                    Full Overhead Structure
                  Low Personnel Cost and Other     Reduced Personnel Cost and
                  Overhead                         Other Overhead

Data Security     Password/ID Protected            Password/ID Protected          N/A

                  Encrypted Dial-up Modem          Secure Dial-up Modem           N/A
                  Transmission                     Transmission





                  All Data Stored on Secured       Data Stored on PC              All Data Stored on Secured
                  System                                                          System

Technology        Program Upgrades Centralized     Upgrades Require New           N/A
Flexibility       and Require no Customer          Diskettes to be Installed on
                  Installation                     PC by Customer



(1) Customer transfers between their accounts are processed on a real-time basis.

(2) Customer transfers between their accounts are batched and processed daily.

Products and Services

    Current Products and Services

    The Bank currently offers interest-bearing checking accounts, money market accounts and certificates of deposit. Each new Bank customer receives a password, a checkbook and an ATM/VISA check card. In addition, the Bank provides electronic bill paying services, direct deposit, on-line transfer, wire transfer, personal lines of credit and other services traditionally associated with checking accounts. The Bank's primary products and services are described below.

      - Checking and Money Market Accounts. The Bank is able to offer attractive interest rates on checking and money market accounts as a result of the Bank's low overhead costs. The Bank charges customers a service charge, currently set at $4.50 per month, for a 4% interest-bearing checking account and no service charge for a 3% interest bearing checking account. Management believes that the interest-bearing checking account is generally used as the primary account for transactions and bill payment, with the money market account being used for more stable savings balances. Overdraft protection is automatically established between the money market account and the interest-bearing checking account.

      - Certificates of Deposit. The Bank offers certificates of deposit with terms of six, 12 and 30 months. As in the case of checking and money market accounts, the Bank offers attractive interest rates on its certificates of deposit.

      - Bill Payment Service. Through services provided by CheckFree, customers are able to pay their bills on-line through electronic funds transfer or a written draft prepared and sent to the creditor by CheckFree. No additional fee is charged for this service.

      - Other Services. The Bank also offers direct deposit, on-line transfer and wire transfer services. Customers receive monthly bank statements by mail and can print their bank statements at any time. The Bank provides customer assistance by telephone or customers can send on-line e-mail messages to the Bank and systems administrators will respond to their inquiries with return e-mail messages.

    Future Products and Services

    Management intends to follow the Bank's current product offerings with new products and services. Management plans to add credit cards, loans (including mortgage and other consumer loan products) and brokerage services over the next several quarters. These products and services are described below. No assurance can be given, however, that these products and services will be made available or that, if available, they will be successful.

      - Consumer Loan Products. Beginning in the second quarter of 1998, the Bank plans to introduce loan products to current and potential customers via the Internet and other delivery channels. Targeted products include mortgages, home improvement/equity loans and credit cards. Management plans to utilize decision support systems that respond to inquiries on a 7x24 basis. While the Bank will set credit criteria, terms and conditions and rates, much of the closing process and servicing will be provided by contracted third parties. The Bank also intends to purchase loans as well as participations in loans.

      - Brokerage Services. The Bank plans to offer brokerage services to its customers beginning in the second quarter of 1998 pursuant to a contract with UVEST Investment Services, Inc. Customers will be able to view their account balances and conduct banking and brokerage transactions within the same session. Management anticipates that combined brokerage and deposit account statements will be available in 1998. Management has not yet identified specific products or providers or sought regulatory approval for brokerage services.

      - Other Products and Services. The Bank plans to offer Individual Retirement Accounts ("IRAs") and insurance products to its existing and future customers. Management has not selected specific IRA or insurance products or providers. In addition, the Bank intends to provide OFX (open exchange) compatibility by the end of 1998.

    Management estimates the Bank will incur an aggregate of approximately $570,000 in costs relating to the introduction of the foregoing products and services in 1998. Management believes these costs will relate primarily to the development and integration of the technology needed to provide these products and services in conjunction with those currently provided by the Bank and to the marketing and advertising activities required to introduce the Bank's new products and services.

Lending and Investment Activities

    The Bank generates interest income by making consumer loans and investing in various fixed income securities, loan participations and whole loan packages. Management's lending philosophy emphasizes providing its customer base with convenient access to consumer loan products. Beginning in the spring of 1998, customers will be able to apply for loan products via the Internet, telephone or U.S. mail. Through the use of automated credit scoring and decision-making technologies, management believes it can respond quickly to customer requests for loan products.

    The Bank has a loan/credit committee to set underwriting standards and criteria for purchased loans and the issuance of its own loan products and to monitor on an ongoing basis the Bank's loan portfolio. Management's general philosophy is to focus on credit quality. In addition, management believes the demographic profile of Internet users will positively impact the Bank's loan portfolio with respect to net losses and charge-offs.

    While the Bank builds its customer base and its own generated loan portfolio, it will invest excess funds in various fixed income securities, loan participations and whole loan packages. Management's philosophy of high credit quality will guide its investment decisions. The Bank's fixed income securities portfolio concentrates primarily in U.S. Treasury obligations, collateralized mortgage obligations and mortgage-backed securities issued by agencies such as Fannie Mae and Freddie Mac. The Bank also invests in loan participations offered from commercial banks that syndicate loans and invest in packages of whole loans offered by commercial banks and other financial intermediaries.

Operations

    Account Activity

    Customers can access the Bank through any Internet service provider by means of an acceptable secure Web browser such as Netscape's Navigator (Version 2.0 or higher) or Microsoft's Internet Explorer (Version 3.0 or higher). When customers access the Bank's service menu, they can open a new account, review the status of an existing account or engage in a transaction.

    To open a new account, the customer can either (i) complete an application on-line; (ii) print out the account application displayed on the screen, fill it out and send it to the Bank; or (iii) apply by calling the Bank's toll-free telephone number, 1-888-BKONWEB. The Bank then establishes an account for the customer through its direct interface with BISYS, the Bank's systems processor. It also sends a "welcome kit" to the customer, a preliminary password and some basic information about the Bank. The customer is instructed to deposit funds to his or her account at the Bank by direct deposit, wire transfer, mail or other means. The Bank then accesses the BISYS network and records the initial deposit.

    Deposits into an open account at the Bank can be made via direct deposit programs, by transferring funds between accounts at the Bank, by wire transfer, by mail or in person at the Bank's principal executive offices; however, no teller line is maintained and the Bank does not intend to establish a physical branch system. Customers can also make withdrawals and have access to their accounts at ATMs that are affiliated with the Cirrus Network. Other networks may be added in the future. On-line customers currently are able to review account activity, enter transactions into an on-line account register, pay bills electronically, receive statements by mail and print bank statement reports. In the future, customers will be able to take advantage of additional product offerings by the Bank, such as brokerage, lending and insurance services.

    Geographic Scope

    The Bank can accept customers regardless of their residence or location as long as they have a PC with a secure Web browser. Because the Bank lacks a physical branch presence, regulatory restrictions based solely on geographic location will not apply to the Bank. In addition, because the Bank transacts business only by means of the Internet, ATMs, telephone and U.S. mail, bank personnel cannot meet with customers to obtain identification or other relevant information. Consequently, the Bank employs a variety of methods to verify its customers' identities and the data presented in their account applications. For example, the Bank verifies the name and address on the account application, performs a credit check on the applicant and verifies the applicant's employment before it accepts a new account. If the Bank cannot confirm an applicant's identity, determines that the applicant presents a risk to the Bank or is unable to provide services that will conform to the particular requirements of a foreign jurisdiction, the Bank will decline the application.

    Product Delivery

    Management believes the widespread acceptance of graphical computer interfaces and Web browsers presents a unique and rapidly growing opportunity to offer a variety of traditional as well as non-traditional banking and bank related services via the Internet. To this end, the Company has pursued a strategy of acquiring and utilizing proven banking systems and technologies rather than developing new technologies and systems. This enables the Company to focus on marketing a variety of services in attractive packages to the consumer while reducing the Company's dependence on one supplier or on the uncertainties of new technologies.

    Service Providers

    Management has negotiated agreements with a select group of service providers who not only provide the Bank with significant quality, security, reliability, performance and marketing capabilities, but also play an integral role in the implementation of the Bank's full financial services strategy. Moreover, the Company has preserved a degree of flexibility that will enable it to continually assess and evaluate its product offerings and delivery structure and incorporate other alliance opportunities as they present themselves. Should any of these relationships terminate, however, management believes the Company could secure the required services from an alternative source without material interruption of the Bank's operations.

      - AT&T. Pursuant to an agreement between the Company and AT&T dated August 16, 1996 (the "AT&T Agreement"), AT&T's Advanced Network Solutions Division provided technical, marketing and customer service through a bundled product and service offering called "Personal Financial Services." Specifically, AT&T provided the Bank with a secure Internet Web site on AT&T's Easy World Wide Web ("EW3"), computer software that performed services related to the operation and maintenance of the Bank's infrastructure and other electronic banking services. AT&T also provided a toll-free touch-tone voice response service for technical and bill payment customer support, banking customer service and inbound telemarketing. Under the AT&T Agreement, AT&T also provided and maintained the software products of two other banking software companies -- Edify and CheckFree.

        AT&T notified the Bank in August 1997 that it was discontinuing its Personal Financial Services offering. Management chose to expedite the transfer of those services from AT&T to a more directly controlled set of relationships. The Bank acquired the hardware and proprietary AT&T software in November 1997 and moved it intact to the BISYS electronic funds transfer (EFT) processing facility in Houston, Texas. The Bank contracted directly with Edify to license the Electronic Banking System
        (EBS) product previously managed by AT&T and contracted with CheckFree for the bill payment services previously provided through the AT&T relationship. The hosting of the marketing web site currently remains with the AT&T Easy World Wide Web group, but that relationship is currently under review.

      - BISYS. The Bank receives core systems processing services, such as deposit account, loan processing and year-end processing services, pursuant to an agreement between the Company and BISYS dated August 22, 1996 (the "BISYS Agreement"). For these standard services, the Bank pays BISYS a monthly fee calculated by multiplying the number of customer accounts by a per account charge. The monthly fee is reviewed on a quarterly basis and adjusted so that as the number of accounts rises, the per account charge is reduced. Non-standard services, such as ATM services and the production of certain reports, are subject to additional monthly charges. In addition, the Bank paid BISYS an initial conversion fee. The BISYS Agreement expires on August 22, 1999, but will renew automatically for successive three-year terms absent six months' prior written notice to the contrary by either party.

        In November 1997, the Bank moved the hosting of the Edify EBS and the secure Web server from AT&T to the BISYS EFT processing facility as described above. BISYS administers the EBS and secure Web server hardware, software and operations. The interface between the BISYS core processing systems and the EBS system provides the Bank's Internet-based electronic banking and bill payment functions. For these services, the Bank paid BISYS an initial setup fee and pays BISYS a flat monthly fee that remains fixed regardless of the number of customers and accounts served via the Internet channel.

      - Edify. The Bank has obtained a license directly from Edify for the Electronic WorkForce (EWF) and EBS. These software products allow the Bank to create, customize and make available the Internet-based banking and bill payment services it offers. The Bank paid Edify a one-time license fee for production and backup/development copies of the software. The Bank also obtained an annually renewable software maintenance agreement that secures software upgrades and technical product support from Edify. The Bank also engages Edify Professional Services occasionally on a time and materials basis to perform software enhancements and release upgrades to the EWF and EBS software.

      - CheckFree. The Bank has entered into a service agreement with CheckFree to provide bill payment services for Bank customers. The bill payment instructions are entered into the Internet-based system provided by the Edify EBS software. BISYS provides a dial-up environment through which bill payment instructions are transmitted directly to CheckFree for processing. CheckFree acknowledges receipt of instructions, or provides error messages, and fulfills the bill payment function to the merchant.

      The following chart summarizes the services provided by AT&T, BISYS, Edify and CheckFree:


-   AT&T WorldNet            -  Rotating banner ads on Welcome Page (Main Page)
                             -  Banner advertisements in various WorldNet
                                locations

-   Easy World Wide Web      -  Hosting of the Bank's marketing web site
   (EW3)

-   Marketing Advantage      -  Co-Branded WorldNet Navigator disks provided
                                to Atlanta Internet Bank customers and used for direct marketing purposes. Displays
                                Atlanta Internet Bank's logo on WorldNet screen using special registration.

-   Network Voice Response   TouchTone voice response service for toll-free
                             inbound routing to:
                             -   Technical and bill paying customer support
                             -   Banking customer service

BISYS                        -   Bank systems processing
                             -   Secure hosting of Edify's Electronic Banking
                                 System
                             -   Interface to secure server hosting
                             -   Online customer ID/password verification
                             -   ATM and debit card systems
                             -   Items capture/inclearings, other services


Edify                        -   Electronic Banking System - Licensed to the
                                 Bank and run on secure server


CheckFree                    -   Bill paying services under contract with
                                 the Bank


Security

    The Bank's ability to provide its customers with secure financial services over the Internet is of paramount importance. Management has reviewed the Internet systems, services and software used in the Bank's operations to ensure that they meet the highest standards of security. The following are among the security measures that are in place:

    Encrypted Transactions. All banking transactions and Internet communications are encrypted so that sensitive information is not available on the Internet in a form that can be read or easily deciphered. Encryption of Internet communications is accomplished through the use of the Netscape SSL (Secure Sockets Layer) technology. SSL is the standard for encryption on the

Internet and is currently used by Netscape's Navigator (Version 2.0 or higher) and Microsoft's Internet Explorer (Version 3.0 or higher). Messages between the Bank server and BISYS are encrypted using DES encryption, which is described in the section entitled "-Isolated Bank Server" below.

    Secure Logon. To eliminate the possibility of downloading the Bank's or a customer's password file, user identification and passwords are not stored on the Internet, the Web server or the customer's PC. Furthermore, passwords are variable length strings of six to eight alpha-numeric characters, which makes the chance that a password can be randomly guessed less than one in one trillion.

    Isolated Bank Server The computer that is used to provide the Bank's services cannot be accessed directly through the Internet. It is on a private connection, or intranet, that provides two-way communication between the isolated Bank server and the Internet server. Consequently, an Internet user cannot directly access the computer that actually provides the Bank's services.

    All banking services are routed from the Internet server through a firewall. The firewall is a combined software and hardware product that precisely defines, controls and limits the access to "internal" computers from "outside" computers across a network. Use of this firewall means that only authenticated bank customers or administrators may send or receive transactions through it, and -the firewall itself is immune to penetration from the network. In other words, the firewall is a mechanism used to protect the Bank server from the freely accessible Internet.

    Furthermore, all messages sent or received between the Internet server and the Bank server are encrypted using DES encryption. This is a symmetric key algorithm and is highly secure because it is not susceptible to standard ciphertext attacks. Thus, even if a perpetrator were able to route a message to the Bank server through the firewall, the message could not be encrypted in a way that would be considered valid by the server. As a result, the message would be rejected.

    Authenticated Session Integrity. An authenticated user is any user who signs onto the Bank site with a valid user ID and password. Although the vast majority of authenticated users will be legitimate Bank customers, the Bank server is programmed to limit exposure to an authenticated user who is attempting to defraud the Bank. If the authenticated user alters the URL (the command or request that is sent from the browser to the server) in any way in an attempt to gain access to other users' accounts, the Bank server immediately detects that the session integrity variables have been violated. The Bank server will immediately stop the session and record the attempt in a log so that Bank staff can investigate.

    Physical Security. All servers and network computers reside in secure BISYS facilities. The operations supporting the Bank's Internet access are based in the EFT processing center in Houston, Texas. The facility houses other sensitive BISYS EFT operations and is card secured. The facility is subject to regularly scheduled SAS 70 audits.

    Service Continuity. The network is constructed to minimize single point of failure. Redundant hardware is available for replacement of hardware due to failure. However, in case of any circumstance that results in customers not being able to access the Bank over the Internet, customers will retain access to their funds through several means, including checks, ATM cards, customer service and an automated telephone response system.

    Monitoring. All customer transactions on the Bank server in BISYS and in CheckFree produce one or more entries into transactional logs. Management recognizes that it is critical to monitor these logs for unusual or fraudulent activity. As mentioned previously, any attempt by an authenticated user to modify the command or request that is sent from the browser to the server will be logged. Additionally, all financial transactions will be logged. Bank personnel review these logs regularly, and any abnormal or unusual activity will be noted and appropriate action will be taken by the Bank. Ultimately, vigilant monitoring is the best defense against fraud.

    The preceding security measures ensure that the Bank is set up in a secure manner. However, over the long term, the security of the Bank depends upon the procedures and standards used for administration of the Internet site. Management expects BISYS and CheckFree to continue their respective practices of obtaining an SAS 70 audit. BISYS will incorporate the secure Web server and EBS hosting activities into its SAS 70 audit going forward.

    Although the Internet allows a relatively large number of users (i.e., anyone, anywhere, who has access to a computer and the Internet) to access the Bank's Web site, further access to the Bank requires a secure Web browser, user identification number and password. Management therefore believes the risk of fraud presented by Internet banking is not materially different from the risk of fraud inherent in any banking relationship. Management believes the three principal reasons for a breach in bank security are: (i) misappropriation from the user of the user's account number or password; (ii) penetration of the bank's server by an outside "hacker"; and
(iii) fraud committed by an employee of the bank or one of its service providers. Both traditional banks and Internet banks are vulnerable to these types of fraud. By establishing the security measures described above, management believes the Bank has minimized its vulnerability to the first two types of fraud. To counteract fraud by employees, associates and consultants, management has established internal procedures and policies designed to ensure that, as in any bank, proper control and supervision is exercised over employees, associates and consultants. The Bank also counteracts all three types of fraud through daily examination of the Bank's transactional logs.

Marketing

    Current Marketing Strategies

         The Bank currently markets its services through banner advertising campaigns on various Web sites targeted toward the Bank's customer profile. These sites include, but are not limited to, AOL, ABCNews.com, BankRate Monitor, Motley Fool, Money.com, MSNBC.com and USAToday.com. The Bank also uses traditional print advertising material in newspapers and magazines. The Bank's marketing, advertising and public relations campaigns focus on the following three components:

      - Value. The Bank's relatively low overhead and operating costs enable it to offer higher interest rates than those normally offered by traditional banks. The Bank entered the market in October 1996 with attractive introductory rates on its money market and checking accounts. This pricing structure has been successful in attracting depositors who are motivated by the Bank's rates, as well as by the variety of services the Bank expects to promote in the future. Consequently, management believes the Bank's customer base will grow as new product and service offerings provide additional incentives for banking on-line.

      - Convenience and Service. Unlike traditional banks, the Bank never closes. Its products and services are available on a 7x24 basis at the user's convenience. Unlike depositors in traditional banks, the Bank's depositors have complete control over when and how they access their accounts. PC-based home banking, which utilizes PC-based software, requires repeated manual downloading and backup and limits the user to a specific PC. The Bank's customers have real-time, interactive access to their accounts from any PC, wherever located, by means of a secure Web browser. The Bank's services offer a solution for busy people who travel, people with disabilities, college students and their families, employees on international assignment, and the growing population using the Internet for a variety of services. The convenience of Internet banking becomes increasingly valuable as new products and services are offered.

      - Service Providers. The Bank has carefully chosen Edify, BISYS and CheckFree as its service providers in an effort to ensure the highest quality service possible to its customers. See "-Operations-Service Providers."

    Future Marketing Strategies

    Management intends to continue to market the Bank's services through a combination of special marketing alliances, advertising campaigns and public relations activities, while expanding joint marketing programs and advertising with other Internet service and content providers. While the key messages of value, convenience, service and reliability will continue to play a major role in the Bank's marketing and public relations efforts, management also intends to focus on targeted groups. The Bank's primary goal will be to grow its account base to solidify its brand name recognition in multiple market segments. Management intends to identify and pursue customers through several additional channels, including, but not limited to:

      - On-line Users. Management believes that current Internet users are favorably predisposed to Internet services. This is a rapidly growing demographic group, as increasing numbers of users go on-line every day. Management has registered the Bank on the Internet's top search engines, uses on-line banner advertising opportunities and has established the Bank's presence with other Internet service providers and targeted Internet sites.

      - On-line Shoppers. The Bank has an arrangement with one of the world's first on-line retail "malls" to pioneer an on-line shoppers account. Management believes on-line shopping will become one of the fastest growing segments on the Internet over the next two years. Management intends to actively market the Bank's services to this population.

      - Marketing Alliances. Management intends to market the Bank's services through alliances with selected professional organizations, colleges, alumni associations and consumer service providers. For example, the Bank entered into such an alliance with the Georgia Institute of Technology Alumni Association. In each case, management will emphasize the uniqueness of the Bank and its exclusive offerings to a particular group.

      - Special Niche Customers. The Bank is targeting specific market segments such as college students, U.S. citizens living outside the United States, disabled persons and residents of large apartment complexes. The Bank is developing programs that are tailored to fit their demographic profiles. The Bank will use special offers to introduce these niche customers to on-line banking.

    Specific Public Relations Activities

    A vital part of the Bank's marketing plan is the execution of its public relations strategy. For each of its targeted marketing campaigns, management will develop a public relations campaign for advertising and editorial coverage. Many traditional public relations methods will be used in promoting Bank services. Management intends to pursue media coverage, including general press, industry periodicals, television, radio and other media covering banking and finance, technology, consumer issues and special interests. Press releases, video news releases, direct mail campaigns, media alerts and presentations will announce new banking services as they are added, as well as new partnerships and alliances. Additionally, management plans to develop specific "net campaigns" for Internet advertising, forum discussions and general electronic public relations.

Competition

    The market for electronic banking has only recently begun to develop, is rapidly evolving and has few proven competitors. With the expected continued development of the Internet as an avenue for providing financial services, management expects competition to intensify. Because of the diverse and changing competitive marketplace in the financial services industry and for Internet-related products and services, there can be no assurance that management has identified or considered all possible present and future competitors. Many of the Company's known competitors have substantially greater financial resources than the Company.

    Several significant competitors currently offer on-line banking services. These competitors include financial institutions offering PC-based home banking and Internet banking services and software companies offering PC-based home banking services. Management believes the following constitute the Bank's major competitors:

      - Security First Network Bank, FSB ("SFNB"), Atlanta, Georgia, is the first bank to offer banking services predominantly on the Internet. SFNB opened for operation in October 1995 and offers deposit and bill payment services and loan products. In March 1998, Royal Bank of Canada announced its intent to acquire SFNB.

      - IBM is teaming up with 18 large banks to offer a full service home banking package called Integrion. The joint venture will connect a customer's PC with the bank through the IBM Global Communications Network, a private communications network. The banks that are included in this consortium will not be limited in the type of financial management software they offer to their customers, but Integrion will control the channels connecting the financial institution to their customers.

      - Management also views the major financial software companies, Intuit and Microsoft, as competitors. Intuit's Quicken software is the most popular home banking software on the market today. Microsoft's Money is also a well-known home banking software package. These applications enable customers to access one of the network member banks and download their account information, transfer funds between accounts and automatically reconcile account balances.

      - Meca Software, LLC is jointly owned by NationsBank, Bank of America Corporation, Fleet Financial Group, Inc., First Bank Systems, Inc., and Royal Bank of Canada. Meca is the maker of the financial software, Managing Your Money. This software will offer home banking as well as other financial services via the Internet this year.

    All of these competitors are larger and have greater financial and other resources than the Company. Nevertheless, management believes the Bank competes effectively with the foregoing competitors. Although SFNB is also an Internet bank, management believes the Bank competes effectively with SFNB based primarily on the Bank's sole focus of providing banking services.

    Management views the Bank's principal competitive advantages over PC-based home banking software providers to be, in approximately equal proportions, speed, simplicity and flexibility. Management believes that the real-time interface between customers and their account activity, as well as the relative simplicity of the steps required to transact business with the Bank, distinguishes the Bank from PC-based home banking providers. Additionally, customers of the Bank are not restricted to the location of a single PC, as is the case with PC-based financial services software.

    The Bank also competes with traditional banks. Management believes that the Bank's competitive advantage with respect to these banks is based primarily on price and secondarily on speed, flexibility and convenience. Because the Bank does not have the overhead expenses inherent in operating a traditional branch, it is able to attract new customers by passing its savings on to them. The growth of the Internet and the speed, flexibility and convenience it offers also provide the Bank with a competitive advantage over traditional banks.

Supervision and Regulation

         Savings and loan holding companies and federal savings banks are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. The terms savings association, federal savings bank and thrift are used interchangeably in this section.

Savings and Loan Holding Company Regulation

         The Company is a registered holding company under both the Savings and Loan Holding Company Act (the "SLHCA") set forth in Section 10 of the Home Owners Loan Act ("HOLA") and the Financial Institutions Code of Georgia ("FICG"). The Company is regulated under such acts by the Office of Thrift Supervision (the "OTS") and by the Department of Banking and Finance (the "Georgia Department"), respectively. As a savings and loan holding company, the Company is required to file with the OTS an annual report and such additional information as the OTS may require pursuant to the SLHCA. The OTS also conducts examinations of the Company and each of its subsidiaries.

         Savings and loan holding companies and their subsidiaries are prohibited from engaging in any activity or rendering any services for or on behalf of their savings institution subsidiaries for the purpose or with the effect of evading any law or regulation applicable to the institution. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that are designed to protect the holding company's savings institution subsidiaries. A unitary holding company, that is, a holding company that owns only one insured institution whose subsidiary institution satisfies the qualified thrift lender test (discussed below), is not restricted to any statutorily prescribed list of permissible activities, and the SLHCA and the FICG impose no limits on direct or indirect non-savings institution subsidiary operations.

         The SLHCA and the FICG makes it unlawful for any savings and loan holding company, directly or indirectly, or through one or more subsidiaries or one or more transactions, to acquire control of another savings association or another savings and loan holding company without prior approval from the OTS and the Georgia Department, respectively. An acquisition by merger, consolidation or purchase of assets of such an institution or holding company or of substantially all of the assets of such an institution or holding company is also prohibited without prior OTS or Georgia Department approval. When considering an application for such an acquisition, the OTS and the Georgia Department take into consideration the financial and managerial resources and future prospects of the prospective acquiring company and the institution involved. This includes consideration of the competence, experience and integrity of the officers, directors and principal shareholders of the acquiring company and savings institution. In addition, the OTS and the Georgia Department consider the effect of the acquisition on the institution, the insurance risk to the Savings Association Insurance Fund ("SAIF") and the convenience and needs of the community to be served.

         The OTS may not approve an acquisition that would result in the formation of certain types of interstate holding company networks. The OTS is precluded from approving an acquisition that would result in the formation of a multiple holding company controlling institutions in more than one state unless the acquiring company or one of its savings institution subsidiaries is authorized to acquire control of an institution or to operate an office in the additional state pursuant to a supervisory acquisition authorized under Section 13(k) of the Federal Deposit Insurance Act or unless the statutes of the state in which the institution to be acquired is located permits such an acquisition.

         Savings and loan holding companies are allowed to acquire or to retain as much as 5% of the voting shares of a savings institution or savings and loan holding company without regulatory approval.

Bank Regulation

         General. The Bank is a federal savings bank organized under the laws of the United States subject to examination by the OTS. The OTS regulates all areas of the Bank's banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations. OTS regulations generally provide that federal savings banks must be examined no less frequently than every 12 months, unless the federal savings bank (i) has assets of less than $250 million; (ii) is well capitalized; (iii) was found to be well managed and its composite condition was found to be outstanding (or good, if the bank had total assets of not more than $100,000) during its last examination; (iv) is not subject to a formal enforcement proceeding or an order from the Federal Deposit Insurance Corporation ("FDIC") or another banking agency; and (v) has not undergone a change of control during the previous 12-month period. Federal savings banks must be examined no less frequently than every 18 months. The Bank also is subject to assessments by the OTS to cover the costs of such examinations.

         The Bank is also insured and regulated by the FDIC. The major functions of the FDIC with respect to insured federal savings banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors and preventing the continuance or development of unsound and unsafe banking practices.

         Subsidiary institutions of a savings and loan holding company, such as the Bank, are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the holding company or any of its subsidiaries, on investment in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services.

         Capital Requirements. OTS regulations require that federal savings banks maintain (i) "tangible capital" in an amount of not less than 1.5% of total assets, (ii) "core capital" in an amount not less than 4.0% of total assets, and (iii) a level of risk-based capital equal to 8% of risk-weighted assets. Under OTS regulations, the term "core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill) and certain investments in certain subsidiaries plus 90% of the fair market value of readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships (subject to certain conditions). "Tangible capital" generally is defined as core capital minus intangible assets and investments in certain subsidiaries, except PMSRs.

         In determining total risk-weighted assets for purposes of the risk-based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset) and (iii) the resulting amounts are added together and constitute total risk-weighted assets. "Total capital," for purposes of the risk-based capital requirement equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4%.

         OTS regulations have been amended to include an interest-rate risk component to the risk-based capital requirement. Under this regulation, an institution is considered to have excess interest rate-risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. This new requirement is not expected to have any material effect on the ability of the Bank to meet the risk-based capital requirement. The OTS also revised its risk-based capital standards to ensure that its standards provide adequately for concentration of credit risk, risk from nontraditional activities and actual performance and expected risk of loss on multi-family mortgages.

         Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances.

         Additionally, the Georgia Department requires that savings and loan holding companies, such as the Company, must maintain a 5% Tier 1 leverage ratio on a consolidated basis.

         Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Act") imposes a regulatory matrix which requires the federal banking agencies, which include the OTS, the FDIC, the Office of the Comptroller of Currency (the "OCC"), and the Federal Reserve Board, to take prompt corrective action to deal with depository institutions that fail to meet their minimum capital requirements or are otherwise in a troubled condition. The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions, as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the FDIC Act mandates that the institution be placed in receivership.

         Pursuant to regulations promulgated under the FDIC Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the FDIC Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories: well-capitalized institutions, adequately capitalized institutions, undercapitalized institutions, significantly undercapitalized institutions and critically undercapitalized institutions. The capital thresholds established for each of the categories are as follows:


                                                        Risk-Based       Tier 1 Risk-Based
      Capital Category            Tier 1 Capital          Capital             Capital               Other
---------------------------       --------------       ------------      -----------------    ------------------
Well-Capitalized                  5% or more           10% or more        6% or more           Not subject to a
                                                                                               capital directive

Adequately Capitalized            4% or more           8% or more         4% or more                   ---

Undercapitalized                  less than 4%         less than 8%       less than 4%                 ---

Significantly Undercapitalized    less than 3%         less than 6%       less than 3%                 ---

Critically Undercapitalized       2% or less                  ---                 ---                  ---
                                  tangible equity


         The undercapitalized, significantly undercapitalized and critically undercapitalized categories overlap; therefore, a critically undercapitalized institution would also be an undercapitalized institution and a significantly undercapitalized institution. This overlap ensures that the remedies and restrictions prescribed for undercapitalized institutions will also apply to institutions in the lowest two categories.

         The down-grading of an institution's category is automatic in two situations: (i) whenever an otherwise well-capitalized institution is subject to any written capital order or directive, and (ii) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The federal banking agencies may treat institutions in the well-capitalized, adequately capitalized and undercapitalized categories as if they were in the next lower capital level based on safety and soundness considerations relating to factors other than capital levels.

         The FDIC Act prohibits all insured institutions regardless of their level of capitalization from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if following the payment or distribution the institution would be undercapitalized. While the prompt corrective action provisions of the FDIC Act contain no requirements or restrictions aimed specifically at adequately capitalized institutions, other provisions of the FDIC Act and the agencies' regulations relating to deposit insurance assessments, brokered deposits and interbank liabilities treat adequately capitalized institutions less favorably than those that are well-capitalized.

         A depository institution that is not well capitalized is prohibited from accepting deposits through a deposit broker. However, an adequately capitalized institution can apply for a waiver to accept brokered deposits. Institutions that receive a waiver are subject to limits on the rates of interest they may pay on brokered deposits.

         Capital Distributions. An OTS rule imposes limitations on all capital distributions by savings associations (including dividends, stock repurchases and cash-out mergers). Under the current rule, a savings association is classified based on its level of regulatory capital both before and after giving effect to a proposed capital distribution. Under a proposed rule, the OTS would conform its three classifications to the five capital classifications set forth under the prompt corrective action regulations. Under the proposal, institutions that are at least adequately capitalized would still be required to provide prior notice. Well capitalized institutions could make capital distributions without prior regulatory approval in specified amounts in any calendar year.

         An institution that both before and after a proposed capital distribution has net capital equal to or in excess of its capital requirements may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators, make capital distributions in any calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the percentage by which the association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year. No regulatory approval of the capital distribution is required, but prior notice must be given to the OTS.

         An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the OTS. In addition, the OTS may prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Liquidity. Under applicable federal regulations, savings associations are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of the average daily balance of the savings association's net withdrawable deposits plus short-term borrowings. Under HOLA, this liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the deposit flows of member institutions, and currently is 4%. Savings institutions also are required to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings.

         Equity Investments. The OTS has revised its risk-based capital regulation to modify the treatment of certain equity investments and to clarify the treatment of other equity investments. Equity investments that are permissible for both savings banks and national banks will no longer be deducted from savings associations' calculations of total capital over a five-year period. Instead, permissible equity investments will be placed in the 100% risk-weight category, mirroring the capital treatment prescribed for those investments when made by national banks under the regulations of the OCC. Equity investments held by savings associations that are not permissible for national banks must still be deducted from assets and total capital.

         Qualified Thrift Lender Requirement. A federal savings bank is deemed to be a "qualified thrift lender" ("QTL") as long as its "qualified thrift investments" equal or exceed 65% of its "portfolio assets" on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FDIC and (iii) shares of stock issued by any FHLB, the FHLMC or the FNMA. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (i) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; and (v) consumer loans (in an amount up to 20% of portfolio assets). For purposes of the QTL test, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

         OTS regulations provide that any savings association that fails to meet the definition of a QTL must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings associations and national banks. Further, within one year of the loss of QTL status, a holding company of a savings association that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies. In order to exercise the powers granted to federally chartered savings associations and maintain full access to FHLB advances, the Bank must meet the definition of a QTL.

         Loans to One Borrower Limitations. HOLA generally requires savings associations to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. HOLA provides exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits. A savings association may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; or (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings association's unimpaired capital and unimpaired surplus, provided other conditions are satisfied. The Federal Institutions Reform, Recovery, and Enforcement Act of 1989 provided that a savings association could make loans to one borrower to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith in amounts up to 50% of the savings association's unimpaired capital and unimpaired surplus. The OTS, however, has modified this standard by limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. That rule provides, however, that purchase money mortgages received by a savings association to finance the sale of such real property do not constitute "loans" (provided no new funds are advanced and the savings association is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loans to one borrower limitations.

         Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 400% of the savings association's capital.

         Community Reinvestment. Under the Community Reinvestment Act (the "CRA") and the implementing OTS regulations, federal savings banks have a continuing and affirmative obligation to help meet the credit needs of its local community, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The regulations promulgated pursuant to CRA contain three evaluation tests: (i) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test which will evaluate the provision of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds.

         Fair Lending. Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions that it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

         On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and to specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (i) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (ii) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

         FDIC Insurance Assessments. Federal deposit insurance is required for all federally chartered savings associations. Deposits at the Bank are insured to a maximum of $100,000 for each depositor by Savings Association Insurance Fund (the "SAIF"). As a SAIF-insured institution, the Bank is subject to regulation and supervision by the FDIC, to the extent deemed necessary by the FDIC to ensure the safety and soundness of the SAIF. The FDIC is entitled to have access to reports of examination of the Bank made by the OTS and all reports of condition filed by the Bank with the OTS. The FDIC also may require the Bank to file such additional reports as it determines to be advisable for insurance purposes. Additionally, the FDIC may determine by regulation or order that any specific activity poses a serious threat to the SAIF and that no SAIF member may engage in the activity directly.

         Insurance premiums are paid in semiannual assessments. Under a risk-based assessment system, the FDIC is required to calculate a savings association's semiannual assessment based on (i) the probability that the insurance fund will incur a loss with respect to the institution (taking into account the institution's asset and liability concentration), (ii) the potential magnitude of any such loss, and (iii) the revenue and reserve needs of the insurance fund. The semiannual assessment imposed on the Bank may be higher depending on the SAIF revenue and expense levels, and the risk classification applied to the Bank.

         The deposit insurance assessment rate charged to each institution depends on the assessment risk classification assigned to each institution. Under the risk-classification system, each SAIF member is assigned to one of three capital groups: "well capitalized," "adequately capitalized," or "less than adequately capitalized," as such terms are defined under the OTS's prompt corrective action regulation (discussed above), except that "less than adequately capitalized" includes any institution that is not well capitalized or adequately capitalized. Within each capital group, institutions are assigned to one of three supervisory subgroups--"healthy" (institutions that are financially sound with only a few minor weaknesses), "supervisory concern" (institutions with weaknesses which, if not corrected could result in significant deterioration of the institution and increased risk to the SAIF) or "substantial supervisory concern" (institutions that pose a substantial probability of loss to the SAIF unless corrective action is taken). The FDIC will place each institution into one of nine assessment risk classifications based on the institution's capital group and supervisory subgroup classification.

         Historically, SAIF premiums had been equivalent to deposit insurance premiums paid by banks on deposits to the Bank Insurance Fund ("BIF"). Deposit insurance premiums were set to facilitate each fund achieving its designated reserve ratios. As each fund achieves its designated reserve ratio, however, the FDIC has the authority to lower the premium assessments for that fund to a rate that would be sufficient to maintain the designated reserve ratio. In August 1995, the FDIC determined that the BIF had achieved its designated reserve ratio and approved lower BIF premium rates for deposit insurance by the BIF for all but the riskiest institutions. On November 14, 1995, the FDIC determined that BIF deposit insurance premiums for well capitalized banks would be further reduced to the then-statutory minimum of $2,000 per institution per year, effective January 1, 1996. Because the SAIF remained significantly below its designated reserve ratio, insurance premiums for assessable SAIF deposits were not reduced in either FDIC action.

         The financial condition of the SAIF resulted in the adoption of the Deposit Insurance Funds Act of 1996 ("DIFA"), which was enacted on September 30, 1996 as part of the Omnibus Consolidated Appropriations Act. Under DIFA, a special one-time assessment of 65.7 cents per $100 of assessable SAIF deposits was collected on November 27, 1996 and applied retroactively to SAIF deposits as of March 31, 1995. DIFA provides that special assessments are deductible under
Section 162 of the Internal Revenue Code in the year in which the assessment is paid. After collection of the special assessment, the SAIF achieved its designated reserve ratio and SAIF premium rates became the same as BIF rates. DIFA further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date. The Treasury Department has submitted a report to Congress on the development of a common charter for all insured depository institutions. See "Supervision and Regulation - Elimination of Federal Savings Charter."

         DIFA further assesses premiums for Financing Corporation Bond debt service ("FICO"). Beginning January 1, 1997, FICO premiums for BIF and SAIF became 1.3 and 6.4 basis points, respectively. Full pro rata sharing of FICO will begin no later than January 1, 2000.

         Effective January 1, 1997, SAIF members had the same risk-based assessment schedule as BIF members, which is 0 to 27 cents per $100 of deposits. FICO assessments of 1.3 cents for BIF deposits and 6.4 cents per $100 of deposits for SAIF deposits will be added to the BIF-assessable base and SAIF assessable base, respectively, until December 31, 1999. Thereafter, approximately 2.4 cents per $100 of deposits would be added to each regular assessment for all insured depositors, thereby achieving full pro rata FICO sharing.

         Insurance of deposits may be terminated by the FDIC after notice and hearing, upon a finding by the FDIC that the savings association has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, if insurance termination proceedings are initiated against a savings association, the FDIC may temporarily suspend insurance on new deposits received by an institution under certain circumstances.

         Federal Home Loan Bank System. The FHLB System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for member savings associations. The maximum amount that the FHLB of Atlanta will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Atlanta, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHLB advances that a savings association may obtain will be restricted in the event the institution fails to constitute a QTL.

         Federal Reserve System. The Federal Reserve Board has adopted regulations that require savings associations to maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts). These reserves may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the Bank's interest-earning assets.

         Savings institutions also have the authority to borrow from the Federal Reserve "discount window." Federal Reserve Board regulations, however, require savings associations to exhaust all FHLB sources before borrowing from a Federal Reserve bank.

         Transactions with Affiliates Restrictions. Transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank.
Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to, or would be offered in, a comparable transaction with an unaffiliated party. Exemptions from, and waivers of, the provisions of Sections 23A and 23B of the Federal Reserve Act may be granted only by the Federal Reserve Board. The HOLA and OTS regulations promulgated thereunder contain other restrictions on loans and extension of credit to affiliates, and the OTS is authorized to impose additional restrictions on transactions with affiliates if it determines such restrictions are necessary to ensure the safety and soundness of any savings association. Current OTS regulations are similar to Sections 23A and 23B of the Federal Reserve Act.

         Future Requirements. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

Elimination of Federal Savings Association Charter

         Legislation that would eliminate the federal savings association charter is under discussion. If such legislation is enacted, the Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Various legislative proposals also may result in the restructuring of federal regulatory oversight, including, for example, consolidation of the OTS into another agency, or creation of a new Federal banking agency to replace the various such agencies which presently exist. The Bank is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to bad debt deductions previously taken.

ITEM 2.  PROPERTIES

         The Company leases 7,480 square feet of office space for its headquarters and those of the Bank at 950 North Point Parkway, Suite 350, Alpharetta, Georgia 30005. The office space is subject to a lease that expires in January 31, 2005.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       Information regarding the quarterly high and low sales prices for the Company's Common Stock, the number of record shareholders and the Company's dividend policy is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997 under the heading "Market for Stock and Related Shareholder Matters" and is hereby incorporated herein by reference.

       On July 31, 1997, the Registrant issued to Carolina First Bank 1,325,000 shares of Common Stock for consideration valued at $3,840,000 and issued to Premier Bancshares, Inc. 41,406 shares of Common Stock for consideration valued at $125,000. Such issuances were made pursuant to an exemption provided by
Section 4(2) of the Securities Act of 1933, as amended. All of the securities were acquired by the recipients for investment and with no view toward the resale or distribution thereof. In each instance, the recipient was an accredited investor, the offers and sales were made without any public solicitation and the stock certificates bore restrictive legends. No underwriter was involved in the transactions and no commissions were paid.

       On July 31, 1997, the Registrant consummated an initial public offering of 3,500,000 shares of Common Stock at an aggregate offering price of $42,000,000, or $12.00 per share, in a firm commitment underwritten offering managed by Morgan Keegan & Company, Inc. and Interstate/Johnson Lane Corporation, who received an underwriting discount of $2,940,000 or $.84 per share. The Company's use of proceeds was described in its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.


ITEM 6.      SELECTED FINANCIAL DATA

       The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 1997 under the heading "Selected Financial Data" and is hereby incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The responses to this item are included in the Company's Annual Report to Shareholders for the year ended December 31, 1997 under the heading "Management's Discussion and Analysis" and are hereby incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 1997 under the heading "Market Risk" and is incorporated herein by reference.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements listed in Item 14 are included in the Company's Annual Report to Shareholders for the year ended December 31, 1997 and are hereby incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 under the headings "The Nomination and Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION

       The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 under the heading "Compensation of Executive Officers" and are incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

       The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 under the heading "Security Ownership of Principal Shareholders and Management" and are incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 under the headings "Certain Transactions" and "The Nomination and Election of Directors - Compensation Committee Interlocks and Insider Participation" and are incorporated herein by reference.


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)   Financial Statements

             Consolidated Balance Sheets at December 31, 1997 and 1996

             Consolidated Statements of Operations for the Year ended December 31, 1997 and the Period from February 20, 1996 (Date of Incorporation) to December 31, 1996

             Statements of Shareholders' Equity (Deficiency) for the Period from February 20, 1996 (Date of Incorporation) to December 31, 1996 and for the Year ended December 31, 1997

             Consolidated Statements of Cash Flows for the Year ended December 31, 1997 and the Period from February 20, 1996 (Date of Incorporation) to December 31, 1996

             Notes to Consolidated Financial Statements

             Independent Auditors' Report

             Quarterly Financial Data (unaudited)

       (b) Reports on Form 8-K:

             None

       (c)   Exhibits

 Exhibit
 Number             Exhibit
--------            -------
  3.1          Amended and Restated Articles of Incorporation. (1)

  3.2          Bylaws.(1)



  3.3          Amendments to the Bylaws adopted April 22, 1997. (1)

  4.1          See Exhibits 3.1, 3.2 and 3.3 for provisions of the Company's
               Articles of Incorporation and Bylaws governing the rights of holders of securities of the Company.

  10.1 Amended and Restated Stock Purchase Agreement among the Company and First Alliance/Premier Bancshares, Inc. dated as of December
               18,1996, as amended by Amendment No. 1 dated as of February 25, 1997 and by Amendment No. 2 dated as of May 31, 1997. (1)

  10.2 Operation Agreement among the Registrant and Carolina First Bank dated July 17, 1996, as amended December 6, 1996 and March 19,
               1997.(1)

  10.3*        1996 Stock Incentive Plan (1), as amended as of March 19, 1998.

  10.4         Lease Agreement dated as of June 18, 1996 between The Griffin
               Company and the Company, as amended December 12, 1996. (1)

  10.5*        Memorandum dated June 11, 1996 from T. Stephen Johnson to Donald
               S. Shapleigh. (1)

  10.6         Trial Agreement dated August 19, 1996 between the Company and
               AT&T Corp., with attachments and letter dated August 6, 1996. (1)

  10.7 Services Agreement dated as of August 21, 1996 by and between the Company and BISYS, Inc., with related addenda. (1)

  10.8         BISYS Standard Services Price List and Special Services Price
               List, dated December 1, 1991. (1)

  10.9         Lease Agreement dated as of September 15, 1997 between the
               Company and Windward Forest Partners, LLC

  10.10++      Services Agreement dated as of October 31, 1997 between the
               Company and CheckFree Corporation.

  10.11++      Services Agreement dated as of September 26, 1997 between the
               Company and Edify Corporation.

  10.12++ Services Agreement dated as of June 16, 1997 between the Company and Nova Financial Corp.



  10.13++      Additional Service Agreement dated March 13, 1997 between the
               Company and BISYS, Inc. for Total Access Banking and End User
               Software License Agreement for Total Access Banking.

  10.14++      Brokerage Service Agreement dated November 21, 1997 between the
               Company and UVEST Investment Services, Inc.

  13.1         The following portions of the Company's 1997 Annual Report to
               Shareholders that have been incorporated by reference herein:

               Market for Stock and Related Shareholder Matters

               Selected Financial Data

               Management's Discussion and Analysis

               Market Risk

               Consolidated Financial Statements, the Notes thereto and the Independent Auditors' Report thereon

               Quarterly Financial Data (unaudited)

  23.1         Consent of Deloitte & Touche LLP.

  27.1         Financial Data Schedule for fiscal year ended December 31, 1997
               (SEC use only).

  27.2         Financial Data Schedule for quarter ended June 30, 1997
               (SEC use only).

  27.3         Financial Data Schedule for period from February 20, 1996
               (date of incorporation) to December 31, 1996 (SEC use only).

  27.4         Financial Data Schedule for quarter ended March 31, 1997
               (SEC use only).


-----------

*      Indicates a management compensation plan or agreement.

++ Confidential portions have been redacted pursuant to a Confidential Treatment Request submitted in accordance with regulations promulgated under the Securities Exchange Act of 1934, as amended.

(1) Incorporated by reference to the exhibit of the same number contained in the Registrant's Registration Statement on Form S-1 (Regis. No. 333-23717).

       (d)   Financial Statements

             The financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions or are inapplicable and have therefore been omitted.


194772

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.



                                            NET.B@NK, INC.



                               By:/s/ D.R. Grimes
                                  --------------------------------------------
                                      D.R. Grimes
                                      Vice Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

            Signature                             Title
            ---------                             -----


/s/ T. Stephen Johnson                     Chairman of the Board
---------------------------
T. Stephen Johnson

/s/ D.R. Grimes                            Vice Chairman and Chief Executive
---------------------------                Officer*
D.R. Grimes

/s/ Donald S. Shapleigh, Jr.               President, Chief Operating Officer
---------------------------                and Director
Donald S. Shapleigh, Jr.

/s/ Robert E. Bowers                       Chief Financial Officer and
---------------------------                Director**
Robert E. Bowers

/s/ Ward H. Clegg                          Director
---------------------------
Ward H. Clegg

/s/ J. Stephen Heard                       Director
---------------------------
J. Stephen Heard

---------------------------                Director
Robin C. Kelton



/s/ John T. Moore                          Director
---------------------------
John T. Moore

/s/ Thomas H. Muller, Jr.                  Director
---------------------------
Thomas H. Muller, Jr.

/s/ H. Bryce Solomon                       Director
---------------------------
H. Bryce Solomon

/s/ W. James Stokes                        Director
---------------------------
W. James Stokes

/s/ Mack I. Whittle                        Director
---------------------------
Mack I. Whittle


------------------
*      Principal Executive Officer
**     Principal Accounting and Financial Officer


194772