Form 10-Q
period 1998-03-31
NETBANK INC
filed 1998-05-15
CIK 1035826

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1998              Commission File No. 0-22361

                                    NET.B@NK, INC.
                (Exact name of registrant as specified in its charter)


           Georgia                                      58-2224352
----------------------------------          ----------------------------------
    (State of incorporation)                       (I.R.S. Employer
                                                 Identification Number)


     950 North Point Parkway
     Suite 350
     Alpharetta, Georgia                                   30005
----------------------------------          ----------------------------------
    (Address of principal                                (Zip Code)
      executive offices)

     Registrant's telephone number, including area code:      (770) 343-6006
                                                        ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X          NO
                                       --------         -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                            Shares Outstanding at May 12, 1998
----------------------------------          ----------------------------------
   Common Stock, par value $.01                        6,145,962

                                FINANCIAL INFORMATION

Financial Statements

     The following financial statements are included in this report:

     1. Consolidated condensed balance sheets as of March 31, 1998 and as of December 31, 1997.

     2. Condensed consolidated statements of operations and comprehensive income (unaudited) for the three months ended March 31, 1998 and 1997.

     3. Statements of shareholders' equity (unaudited) from December 31, 1997 to March 31, 1998.

     4. Consolidated condensed statements of cash flows (unaudited) for the three months ended March 31, 1998 and 1997.

     5. Notes to condensed consolidated financial statements as of December 31, 1997 and the three months ended March 31, 1998 and 1997 (unaudited).

NET.B@NK, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                             March 31,      December 31,
                                                1998            1997
ASSETS

CASH AND CASH EQUIVALENTS:
Cash                                       $  1,447,858      $   250,535
Federal Funds Sold                            8,647,074       28,853,057
                                           ------------      -----------
Total cash and cash equivalents              10,094,932       29,103,592

SECURITIES AVAILABLE FOR SALE -
  At fair value (amortized cost of
  $46,304,903 and $18,137,209)               46,332,787       18,054,146

STOCK OF FEDERAL HOME LOAN BANK
  OF ATLANTA - At cost                          251,500          225,000

LOANS RECEIVABLE -
  Net of allowance for doubtful
  accounts of $457,105 and $453,444         104,811,497       44,479,963

ACCRUED INTEREST RECEIVABLE                     898,303          372,237

FURNITURE AND EQUIPMENT - Net                   530,845          388,508

BANK CHARTER                                    340,667          344,167

OTHER ASSETS                                    202,900          252,196
                                           ------------      -----------
                                           $163,463,431      $93,219,809
                                           ------------      -----------
                                           ------------      -----------

LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)

LIABILITIES:
Deposits                                   $128,681,669      $58,726,763
Other payables and accrued liabilities          681,301          375,649
                                           ------------      -----------
                                            129,362,970       59,102,412

SHAREHOLDERS' EQUITY:
Preferred stock, no par (10,000,000
  shares authorized,none outstanding)
Common stock, $.01 par (100,000,000
  shares authorized, 6,145,562 shares
  issued and outstanding)                        61,456           61,456
Additional paid-in capital                   43,631,314       43,631,314
Unamortized stock plan expense                  (52,125)         (75,689)
Accumulated deficit                          (9,568,068)      (9,416,621)
Accumulated other comprehensive income
 (loss)                                          27,884          (83,063)
                                           ------------      -----------
Total liabilities and shareholders' equity   34,100,461       34,117,397
                                           ------------      -----------
                                           $163,463,431      $93,219,809
                                           ------------      -----------
                                           ------------      -----------

See notes to financial statements.

NET.B@NK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                  Three Months Ended
                                                       March 31,
                                                  1998           1997
                                                  -------------------
INTEREST INCOME:
Short-term investments                          $  395,003   $      5,775
Investment securities                              453,376
Loans                                            1,358,235
                                                ----------   ------------
  Total interest income                          2,206,614          5,775

INTEREST EXPENSE - Deposits                      1,303,628        102,525
                                                ----------   ------------
NET INTEREST INCOME (LOSS)                         902,986        (96,750)

PROVISION FOR LOAN LOSSES                            3,661
                                                ----------   ------------
NET INTEREST INCOME (LOSS) AFTER
PROVISION FOR LOAN LOSSES                          899,325        (96,750)

NON-INTEREST INCOME - Service charges and fees     122,495

NON-INTEREST EXPENSES:
Salaries and benefits                              434,353        524,971
Marketing                                          240,018         60,495
Depreciation and amortization                       40,037          6,879
Outside services                                   191,661         21,277
Other                                               86,872        119,993
Data processing                                     91,226         71,506
Occupancy                                           26,093         29,750
Office expenses                                     47,566
Travel and entertainment                            15,441          4,404
Amortization of service contract
 with affiliate                                                   864,000
                                                ----------   ------------
  Total non-interest expenses                    1,173,267      1,703,275
                                                ----------   ------------

NET LOSS                                         $(151,447)   $(1,800,025)
                                                ----------   ------------
                                                ----------   ------------
NET LOSS PER COMMON SHARE - BASIC AND DILUTED       $(0.02)        $(1.44)
                                                ----------   ------------
                                                ----------   ------------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                               6,143,562      1,249,342
                                                ----------   ------------
                                                ----------   ------------

NET LOSS                                        $ (151,447)  $ (1,800,025)

OTHER COMPRHENSIVE INCOME:
Unrealized holding gains arising during period     159,073
Less reclassification adjustment for gains
 included in net loss                              (48,126)

  Total other comprehensive income                 110,947              -
                                                ----------   ------------
COMPREHENSIVE LOSS                                $(40,500)   $(1,800,025)
                                                ----------   ------------
                                                ----------   ------------

See notes to financial statements.

NET.B@NK, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                            PREFERRED            COMMON     ADDITIONAL  UNAMORTIZED               COMPREHENSIVE
                              STOCK    COMMON     STOCK      PAID-IN    STOCK PLAN   ACCUMULATED     INCOME
                             (NO PAR)  SHARES   ($.01 PAR)   CAPITAL      EXPENSE      DEFICIT       (LOSS)        TOTAL

BALANCE - December 31, 1997   $   -   6,145,562   $61,456   $43,631,314   $(75,689)  $(9,416,621)  $ (83,063)   $34,117,397

Net loss for the three
 months ended March 31, 1998                                                           (151,447)                   (151,447)
Other comprehensive income:
 Unrealized holding gains
  arising during the period
  ended March 31, 1998                                                                               159,073        159,073
Less reclassification
 adjustment for gains included
 in net loss                                                                                         (48,126)       (48,126)
Amortization of stock plan
 expense                                                                    23,564                                   23,564
                              -----   ---------   -------   -----------   --------   -----------   ---------    -----------
BALANCE - March 31, 1998
 (unaudited)                  $   -   6,145,562   $61,456   $43,631,314   $(52,125)  $(9,568,068)  $  27,884    $34,100,461
                              -----   ---------   -------   -----------   --------   -----------   ---------    -----------
                              -----   ---------   -------   -----------   --------   -----------   ---------    -----------

See notes to financial statements.

NET.B@NK, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                     1998              1997
OPERATING ACTIVITIES:
Net loss                                        $   (151,447)       $(1,800,025)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation                                        36,537              6,879
  Amortization of service contract                                      864,000
  Amortization of stock plan expense                  23,564             40,677
  Amortization of premiums on investment
   securities and loans                               73,062
  Amortization of premiums on
   purchased loans                                   152,038
  Amortization of Bank Charter                         3,500
  Provision for loan losses                            3,661
Changes in assets and liabilities which
 provide (use) cash:
  Accrued interest receivable                       (526,066)
  Other assets                                        49,296           (128,413)
  License agreements - noncurrent                                        16,060
  Payables and accrued liabilities                   305,652            111,150
                                                ------------        -----------
    Net cash used in operating activities            (30,203)          (899,672)

INVESTING ACTIVITIES:
  Purchases of securities available for sale     (30,443,211)
  Purchase of Federal Home Loan Bank stock           (26,500)
  Principal repayments on mortgage backed
   securities                                      2,202,455
  Purchase of loans                              (70,683,033)
  Principal payments on loans                     10,195,800
  Capital expenditures                              (178,874)            (8,255)
  Proceeds from return of equipment                                      17,738
                                                ------------        -----------
    Net cash provided by (used in)
     investing activities                        (88,933,363)             9,483

FINANCING ACTIVITIES:

  Increase in deposits                            69,954,906
  Advances from affiliate                                               313,401
  Net proceeds from the sale of
   common stock                                                           2,790
                                                ------------        -----------
     Net cash provided by financing
      activities                                  69,954,906            316,191
                                                ------------        -----------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                     (19,008,660)          (573,998)

CASH AND CASH EQUIVALENTS:
  Beginning of period                             29,103,592            768,666
                                                ------------        -----------
  End of period                                 $ 10,094,932        $   194,668
                                                ------------        -----------
                                                ------------        -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION - Cash paid during the
 year for interest                              $    808,000        $         -
                                                ------------        -----------
                                                ------------        -----------

See notes to financial statements.

NET.B@NK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1997 AND THE THREE MONTHS ENDED
MARCH 31, 1998 AND 1997(UNAUDITED)
-------------------------------------------------------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Net.B@nk, Inc. (the "Company") is a bank holding company that wholly owns the outstanding stock of Atlanta Internet bank ("AIB"), a federally chartered savings and loan. The Company was incorporated February 20, 1996 for the primary purpose of forming and, ultimately, operating AIB. As of January 1, 1997, pending regulatory approval and the acquisition of a bank charter, the Company was operating as a development stage enterprise under an agreement with Carolina First Bank ("CFB") whereby CFB agreed to hold and service the deposit accounts generated by the Internet banking operations of the Company in exchange for 1,325,000 shares of the Company's common stock valued at $3,840,000. In addition, as of January 1, 1997, the Company was a party to an agreement with First Alliance/Premier Bancshares, Inc. ("First Alliance") pursuant to which the Company had agreed to purchase the charter of First Alliance's subsidiary, Premier Bank, $5 million of loans, $5 million of certificates of deposit, and $2 million in unimpaired capital for $2,150,000 in cash, 41,406 shares of the Company's common stock valued at $125,000, and $75,000 in additional cash for reimbursement of direct out-of-pocket expenses.

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

     In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in the Company's Form 10-K filed with the SEC on March 27, 1998. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 1997 amounts have been reclassified for comparability with 1998 amounts.

2.   ACCOUNTING POLICIES

     Reference is made to the accounting policies of the Company described in the notes to financial statements contained in the Company's Form 10-K filed with the SEC on March 27, 1998. The Company has followed those policies in preparing this report. In addition, the following accounting policies were adopted during the three-month period March 31, 1998:

     COMPREHENSIVE INCOME - As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net loss or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

3.   PURCHASE OF LOANS

     During the three month period ended March 31, 1998, the Company purchased approximately $71 million in first and second mortgages, home equity lines of credit, and construction loans from various banks and lending institutions. The purchases included premiums totaling approximately $4.8 million. The respective sellers are servicing $41 million of these loans for fees ranging from .05% to 1.25%. The remaining $30 million in loans is being serviced temporarily by the seller and the Company is pursuing a servicing agreement with a 3rd party. Interest rates range from 6% to 16% on these loans.

4.   NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

     In February 1997, SFAS 128, "Earnings Per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share information for entities with publicly held common stock. In accordance with SFAS 128, net loss per share is computed based on the weighted average number of common shares outstanding during the period. All previously reported per share amounts have been restated to conform to SFAS 128.
     Basic and diluted net loss per share are the same since the inclusion of common stock equivalent shares of 392,456, outstanding stock options are antidilutive.

5.   STOCK OPTIONS

     The Company has a 1996 Stock Incentive Plan (the "Plan") which provides that key employees, officers, directors, and consultants of the Company may be granted nonqualified and incentive stock options to purchase shares of Common Stock of the Company, derivative securities related to the value of the Common Stock, or cash awards. Previously, the Plan limited the total number of shares which could be awarded to 397,500. Effective after shareholder approval, which was received at the annual shareholders' meeting on April 23, 1998, the Plan was amended to increase the total number of shares which may be awarded to 600,000. These shares have been reserved for the Plan.

     During the three-month period ended March 31, 1998, the Company awarded 23,000 incentive stock options at an exercise price of $11.25 per share on January 12, 1998 and 3,000 incentive stock options at an exercise price of $16.75 per share on February 12, 1998. Grant prices approximated fair value of the stock at the grant date.

6.   IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 31, 1998.

     In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Statement is not expected to have an effect on the Company's financial statements.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL - The Company is a holding company that wholly owns Atlanta Internet Bank ("AIB"), a federally chartered savings and loan. The Company was incorporated as a Georgia corporation on February 20, 1996 for the purpose of forming and, ultimately, operating AIB as a wholly owned federal savings bank subsidiary. As of January 1, 1997, pending regulatory approval and the acquisition of a bank charter, the Company was operating as a development stage enterprise under an agreement with Carolina First Bank ("CFB") whereby CFB agreed to hold and service the deposit accounts generated by the Internet banking operations of the Company in exchange for 1,325,000 shares of the Company's common stock valued at $3,840,000. In addition, as of January 1, 1997, the Company was a party to an agreement with First Alliance/Premier Bancshares, Inc. ("First Alliance") pursuant to which the Company had agreed to purchase the charter of First Alliance's subsidiary, Premier Bank (the "Charter"), and $5 million in loans, $5 million in certificates of deposit, and $2 million in unimpaired capital for $2,150,000 in cash, 41,406 shares of the Company's common stock valued at $125,000, and $75,000 in additional cash for reimbursement of direct out-of-pocket expenses.

     On July 11, 1997, the final regulatory approval from the Office of Thrift Supervision ("OTS") was received. On July 28, 1997, the Company sold 3,500,000 shares of its common stock to the public in an Initial Public Offering (the "Offering"). On July 31, 1997, the Company received approximately $38.4 million in net proceeds from the Offering and consummated its agreements with both First Alliance and CFB. As a result AIB, a federal savings bank, became a wholly owned subsidiary of the Company. As of March 31, 1998, the Company had 8,416 accounts and approximately $129 million in deposits.

     FINANCIAL CONDITION - The Company's assets amounted to $163.5 million at March 31, 1998, compared to $93.2 million at December 31, 1997, an increase of $70.3 million. This increase in total assets was due to the receipt of approximately $70 million in cash related to customer deposits. The cash was used to purchase $23.2 million in home equity lines of credit, $32.1 million in second mortgages, $12.4 million in construction loans, and a $3 million bank participation loan. Approximately $30 million in cash was used to purchase collateralized mortgage obligations.

     Total liabilities increased $70.3 million due to the receipt of approximately $70 million in customer deposits as a result of marketing programs introduced by the Company in the fourth quarter of 1997 and continued through March 31, 1998.

     Total shareholders' equity decreased approximately $17,000 from December 31, 1997 to March 31, 1998. The decrease resulted from the net of approximately $152,000 in net operating losses for the three months ended March 31, 1998, $111,000 in other comprehensive income, and a reduction of $24,000 in unamortized stock plan expense.

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

     AIB is required by OTS regulations to maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3.0% of adjusted total assets, and total capital equal to at least 8.0% of risk-weighted assets. Additionally, AIB must maintain minimum Tier I, core, and risk-based capital ratios of at least 6%, 5%, and 10%, respectively. AIB exceeded such requirements with tangible, core, total capital, and Tier I of 14.87%, 14.87%, 22.05%, and 20.79% respectively, at March 31, 1998.

     MARKET RISK

     ASSET AND LIABILITY MANAGEMENT - The Company's principal business is the making of loans, funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of the Company's assets and liabilities are monetary in nature and fluctuations in interest rates will affect the Company's future net interest income and cash flows. This interest rate risk is the Company's primary market risk exposure. The Company does not enter into derivative financial instruments such as futures, forwards, swaps, and options. Also, the Company has no market risk-sensitive instruments held for trading purposes. The Company's exposure to market risk is reviewed on a regular basis by its management.

     The Company measures interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

     INTEREST RATE SENSITIVITY - The table below shows the interest rate sensitivity of the Company's assets and liabilities as of March 31, 1998:

                                                  OVER THREE        OVER ONE        OVER FIVE
                                  LESS THAN     MONTHS THROUGH    YEAR THROUGH      YEARS AND
                                THREE MONTHS       ONE YEAR        FIVE YEARS      INSENSITIVE       TOTAL
Interest Earning Assets:
 Cash and cash equivalents       $ 1,390,575                                       $    57,283    $  1,447,858
 Federal fund sold                 8,647,074                                                         8,647,074
 Investment securities             3,399,864      $ 4,470,445                       38,462,478      46,332,787
 Stock of Federal Home
  Loan Bank of Atlanta                                                                 251,500         251,500
 Loans receivable                 45,310,055       11,120,629     $ 14,214,019      34,166,794     104,811,497
                                 -----------      -----------     ------------     -----------    ------------
    Total interest
     earning assets               58,747,568       15,591,074       14,214,019      72,938,055     161,490,716
Noninterest earning assets                                                           1,972,715       1,972,715
                                 -----------      -----------     ------------     -----------    ------------
    Total assets                 $58,747,568      $15,591,074     $ 14,214,019     $74,910,770    $163,463,431
                                 -----------      -----------     ------------     -----------    ------------
                                 -----------      -----------     ------------     -----------    ------------
Interest Bearing Liabilities -
 Interest-bearing deposits       $42,006,031      $82,100,505     $  3,221,186                    $127,327,722
 Interest free deposits                                                            $ 1,353,947      1,353,947
 Other interest free
  liabilities and equity                                                            34,781,762     34,781,762
                                 -----------      -----------     ------------     -----------    ------------
    Total liabilities
     and equity                  $42,006,031      $82,100,505     $  3,221,186     $36,135,709    $163,463,431
                                 -----------      -----------     ------------     -----------    ------------
                                 -----------      -----------     ------------     -----------    ------------

Net Interest Rate
 Sensitivity Gap                 $16,741,537     $(66,509,431)    $ 10,992,833     $38,775,061

Cumulative Gap                    16,741,537      (49,767,894)     (38,775,061)              -

Net Interest Rate
 Sensitivity Gap as a
 Percent of Interest
 Earning Assets                         28.5%          (426.6)%          (77.3)%          51.8%

Cumulative Gap as a
 Percent of Cumulative
 Interest Earning Assets                28.5%           (66.9)%          (43.8)%             -

                                       -12-

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     GENERAL - Net losses for the three months ended March 31, 1998 amounted to $151,000, a decrease of $1.6 million when compared to the $1.8 million loss for the quarter ended March 31, 1997. The statement of operations for the quarter ended March 31, 1997 reflects the Company's operations before the acquisition of the bank charter. As the charter was not acquired until July 31, 1997, the Company had no earning assets.

     INTEREST INCOME - Interest income for the three months ended March 31, 1998 was $2.2 million . No significant amount of interest income was recorded for the three months ended March 31, 1997 as the Company had no significant investments or loans at that time.

     INTEREST EXPENSE - For the quarter ended March 31, 1998, $1.3 million in interest expense was recorded as a result of the Company's increase in customer deposits. As the Company did not maintain its own deposit accounts until July 31, 1997, $103,000 in interest expense was recorded for the quarter ended March 31, 1997 related to the CFB servicing agreement. This interest expense represents the difference between interest expense paid to customers and interest income paid to the Company by CFB at contractual rates prior to the transfer of customer deposits and was included in the Company's operations.

     NET INTEREST INCOME - Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $903,000 for the three months ended March 31, 1998. As the Company did not have any significant investments, loans, or customer deposits during the three months ended March 31, 1997, no significant amount of net interest income was recorded.

     PROVISION FOR LOAN LOSSES - The Company recorded a $4,000 provision for loan loss for the three months ended March 31, 1998. In connection with a loan purchase of $71 million, the Company assessed the inherent loss in such portfolio and determined the embedded loss at purchase date was approximately $2 million. Such loans have been recorded net of the allowance. As the Company had no loans for the three months ended
     March 31, 1997, a provision was not recorded. The allowance for loan losses is maintained at a level estimated to be adequate to provide for potential losses in the loan portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors.

     NON-INTEREST INCOME - For the three month period ended March 31, 1998 the Company recorded approximately $123,000 in loan and deposit service charges and fees. As the Company did not have any loans, or customer deposits during the three months ended March 31, 1997, no such service fees were recorded. No amount of non-interest income was recorded for the three month period ended March 31, 1997.

     NON-INTEREST EXPENSES - Non-interest expenses decreased approximately $500,000 from $1.7 million to $1.2 million for the three months ended March 31, 1998 as compared with the three months ended March 31, 1997. The primary component of the decrease during the three months ended March 31, 1998 was a $864,000 decrease in the amortization of service contract with affiliate as the service contract was fully amortized during the second quarter of 1997. The decrease was offset by a $180,000 increase in marketing expense related to the Company's marketing campaign initiated in the fourth quarter of 1997.

     STOCK OPTIONS - The Company has a 1996 Stock Incentive Plan (the "Plan") which provides that key employees, officers, directors, and consultants of the Company may be granted nonqualified and incentive stock options to purchase shares of Common Stock of the Company, derivative securities related to the value of the Common Stock, or cash awards. Previously, the Plan limited the total number of shares which could be awarded to 397,500. Effective after shareholder approval, which was received at the annual shareholders' meeting on April 23, 1998, the Plan was amended to increase the total number of shares which may be awarded to 600,000. These shares have been reserved for the Plan.

     During the three-month period ended March 31, 1998, the Company awarded 23,000 incentive stock options at an exercise price of $11.25 per share on January 12, 1998 and 3,000 incentive stock options at an exercise price of $16.75 per share on February 12, 1998. Grant prices approximated fair value of the stock at the grant date.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 31, 1998.

     In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Statement is not expected to have an effect on the Company's financial statements.

Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule (for SEC use only)


     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NET.B@NK, INC.


                                   By: /s/ Robert E. Bowers
                                      -----------------------------
                                        Robert E. Bowers
                                        Chief Financial Officer



Dated: May 14, 1997