Form 10-Q
period 1998-06-30
NETBANK INC
filed 1998-08-14
CIK 1035826

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1998                  Commission File No. 0-22361

                                 NET.B@NK, INC.
             (Exact name of registrant as specified in its charter)


     Georgia                                         58-2224352
-----------------------                  ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


         950 North Point Parkway
         Suite 350
         Alpharetta, Georgia                                      30005
   ----------------------------------------                     ----------
   (Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code:      (770) 343-6006
                                                               -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


               Class                           Shares Outstanding at August 7, 1998
 -------------------------------------         ------------------------------------

   Common Stock, par value $.01                         6,147,637


FINANCIAL INFORMATION

Financial Statements

         The following financial statements are included in this report:

          1. Consolidated balance sheets as of June 30, 1998 (unaudited) and as of December 31, 1997.

          2. Consolidated statements of operations and comprehensive income (unaudited) for the three months and six months ended June 30, 1998 and 1997.

          3. Statements of shareholders' equity (unaudited) from December 31, 1997 to June 30, 1998.

          4. Consolidated statements of cash flows (unaudited) for the six months ended June 30, 1998 and 1997.

          5. Notes to consolidated financial statements as of June 30, 1998 and December 31, 1997 and for the three-months and the six-months ended June 30, 1998 and 1997.

Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders held on April 23, 1998, the shareholders of the Company took the following actions by the votes indicated:

     1. Election of the following persons as directors of the Company for the terms indicated:


                                                         Votes         Votes                          Broker
         Class I (for a term expiring in 2001)            For         Withheld       Abstentions     Non-Votes
         -------------------------------------          -------       --------       -----------     ---------

         D.R. Grimes                                    4,930,537          4,910           N/A             N/A
         T. Stephen Johnson                             4,930,537          4,910           N/A             N/A
         Mack I. Whittle, Jr.                           4,930,537          4,910           N/A             N/A
         H. Bryce Solomon, Jr.                          4,927,862          7,585           N/A             N/A

         Class II (for a term expiring in 1999)

         Robert E. Bowers                               4,930,537          4,910           N/A             N/A
         Ward H. Clegg                                  4,930,537          4,910           N/A             N/A
         J. Stephen Heard                               4,930,337          5,110           N/A             N/A
         W. James Stokes                                4,929,837          5,610           N/A             N/A

         Class III (for a term expiring in 2000)

         Robin C. Kelton                                4,930,537          4,910           N/A             N/A
         John T. Moore                                  4,929,837          5,610           N/A             N/A
         Thomas H. Muller, Jr.                          4,930,337          5,110           N/A             N/A
         Donald S. Shapleigh, Jr.                       4,930,537          4,910           N/A             N/A


2. Increase the number of shares of Common Stock issuable under the Company's 1996 Stock Incentive Plan from 397,500 to 600,000:


                                                        Votes            Votes                        Broker
                                                         For            Against      Abstentions    Non-Votes

                                                        4,883,932         43,330            8,185        -0-

3. Ratification of Deloitte & Touche LLP as the Company's independent auditors:


                                                        Votes            Votes                         Broker
                                                         For            Against      Abstentions    Non-Votes

                                                        4,909,247          1,750           24,450         -0-


Other Information

         Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, shareholders desiring to present a proposal for consideration at the Company's 1999 Annual Meeting of Shareholders must notify the Company in writing at its principal office, 950 North Point Parkway, Alpharetta, Georgia 30005, attn: Corporate Secretary, of the contents of such proposal no later than February 8, 1999. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority if the proposal is raised at the Annual Meeting of Shareholders.

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


                                           NET.B@NK, INC.


                                           By: /s/ Robert E. Bowers
                                               ----------------------
                                                   Robert E. Bowers

                                                    Chief Financial Officer


Dated: August 11, 1998

NET.B@NK, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                               JUNE 30,        DECEMBER 31,
ASSETS                                                           1998              1997

CASH AND CASH
EQUIVALENTS:
  Cash                                                        $     162,310    $     250,535
  Federal Funds Sold                                              3,015,169       28,853,057
                                                              -------------    -------------
      Total cash and cash equivalents                             3,177,479       29,103,592

SECURITIES AVAILABLE FOR SALE - At fair value (amortized
  cost of $42,383,108 and $18,137,209)                           42,353,426       18,054,146

STOCK OF FEDERAL HOME LOAN BANK OF ATLANTA - At cost                251,500          225,000

LOANS RECEIVABLE - Net of allowance for doubtful
  accounts of $3,710,871 and $453,444                           188,134,408       44,479,963

ACCRUED INTEREST RECEIVABLE                                       1,448,796          372,237

FURNITURE AND EQUIPMENT - Net                                       793,573          388,508

BANK CHARTER                                                        337,167          344,167

DEFFERED TAXES                                                    3,058,476

OTHER ASSETS                                                      7,159,319          252,196
                                                              -------------    -------------
                                                              $ 246,714,144    $  93,219,809
                                                              -------------    -------------
                                                              -------------    -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposits                                                   $ 186,845,624    $  58,726,763
   Short-term borrowings                                         20,500,000
   Other payables and accrued liabilities                         2,048,944          375,649
                                                              -------------    -------------
                                                                209,394,568       59,102,412
SHAREHOLDERS' EQUITY:
  Preferred stock, no par (10,000,000 shares authorized,
    none outstanding)
  Common stock, $.01 par (100,000,000 shares authorized,
    6,145,962 and 6,145,562 shares issued and outstanding)           61,460           61,456
  Additional paid-in capital                                     43,632,759       43,631,314
  Unamortized stock plan expense                                    (45,699)         (75,689)
  Accumulated deficit                                            (6,299,262)      (9,416,621)
  Accumulated other comprehensive loss, net of tax                  (29,682)         (83,063)
                                                              -------------    -------------
      Total shareholders' equity                                 37,319,576       34,117,397
                                                              -------------    -------------
      Total liabilities and shareholders' equity              $ 246,714,144    $  93,219,809
                                                              -------------    -------------
                                                              -------------    -------------

See notes to financial statements.

NET.B@NK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
-------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                        1998           1997          1998          1997
                                                    -----------    -----------    -----------   -----------
INTEREST INCOME:
  Loans                                             $ 3,442,783                   $ 4,801,018
  Investment securities                                 702,098                     1,155,475
  Short-term investments                                107,656    $       841        502,659   $     6,616
                                                    -----------    -----------    -----------   -----------
      Total interest income                           4,252,537            841      6,459,152         6,616

INTEREST EXPENSE:
  Deposits                                            2,279,515         37,482      3,583,143       140,007
  Short-term borrowings                                 434,333                       434,333
                                                    -----------    -----------    -----------   -----------
     Total interest expense                          2,713,848         37,482      4,017,476       140,007
                                                    -----------    -----------    -----------   -----------
NET INTEREST INCOME (LOSS)                            1,538,689        (36,641)     2,441,676      (133,391)
PROVISION FOR LOAN LOSSES                                 6,011                         9,672
                                                    -----------    -----------    -----------   -----------
NET INTEREST INCOME (LOSS) AFTER
  PROVISION FOR LOAN LOSSES                           1,532,678        (36,641)     2,432,004      (133,391)

NON-INTEREST INCOME - Service charges and fees          103,727                       226,218

NON-INTEREST EXPENSES:
  Salaries and benefits                                 310,823        552,837        745,176     1,077,808
  Marketing                                             180,238         24,203        420,256        84,698
  Depreciation and amortization                          58,279          8,389         98,316        15,268
  Outside services                                      359,908         20,178        551,569        41,455
  Other                                                 302,150        135,614        389,022       255,607
  Data processing                                        78,888         53,812        170,114       125,318
  Occupancy                                              39,996          5,950         66,089        35,700
  Office expenses                                        42,792                        90,358
  Travel and entertainment                               23,584          6,481         39,026        10,885
  Amortization of service contract with affiliate                      576,000                    1,440,000
                                                    -----------    -----------    -----------   -----------
      Total non-interest expenses                     1,396,658      1,383,464      2,569,926     3,086,739
                                                    -----------    -----------    -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                       239,747     (1,420,105)        88,296    (3,220,130)

INCOME TAX BENEFIT                                    3,029,063                     3,029,063
                                                    -----------    -----------    -----------   -----------

NET INCOME (LOSS)                                     3,268,810     (1,420,105)     3,117,359    (3,220,130)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized holding gains (losses) on
securities arising during period                        (82,634)                       76,440
  Less reclassification adjustment
for gains (losses)included
    in net income (loss)                                 25,067                       (23,059)
                                                    -----------                    -----------
      Total other comprehensive income                  (57,567)                       53,381
                                                    -----------    -----------    -----------   -----------

COMPREHENSIVE INCOME (LOSS)                         $ 3,211,243    $(1,420,105)   $ 3,170,740   $(3,220,130)
                                                    -----------    -----------    -----------   -----------
                                                    -----------    -----------    -----------   -----------
NET INCOME (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE:
          BASIC                                     $      0.53    $     (1.11)   $      0.51   $     (2.55)
          DILUTED                                   $      0.51    $     (1.11)   $      0.49   $     (2.55)
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES
OUTSTANDING:
          BASIC                                       6,145,936      1,278,888      6,145,949     1,264,196
          DILUTED                                     6,446,303      1,278,888      6,422,794     1,264,196


See notes to financial statements

NET.B@NK, INC.

STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------



                                         PREFERRED                   COMMON    ADDITIONAL    UNAMORTIZED
                                           STOCK        COMMON        STOCK     PAID-IN      STOCK PLAN    ACCUMULATED
                                          (NO PAR)      SHARES     ($.01 PAR)   CAPITAL      EXPENSE         DEFICIT
BALANCE - December 31, 1997               $    --      6,145,562     $61,456    $43,631,314  $    (75,689) $(9,416,621)

  Exercised stock options                                    400           4          1,445
  Net income for the six months
  ended June 30, 1998                                                                                       3,117,359
  Other comprehensive income:
      Unrealized holding gains arising
      during the six-month
      period ended June 30, 1998
       Less reclassification adjustment
       for losses included
       in net income
  Amortization of stock plan expense                                                              29,990
                                          ----------   ---------     -------    -----------     --------   -----------
BALANCE - June 30, 1998                     $     --   6,145,962     $61,460    $43,632,759    $(45,699)   $(6,299,262)
                                          ----------   ---------     -------    -----------     --------   -----------
                                          ----------   ---------     -------    -----------     --------   -----------



                                            ACCUMULATED
                                              OTHER
                                           COMPREHENSIVE
                                              INCOME
                                              (LOSS)          TOTAL

BALANCE - December 31, 1997                    $(83,063)    $34,117,397

  Exercised stock options                                        1,449
  Net income for the six months
  ended June 30, 1998                                        3,117,359
  Other comprehensive income:
      Unrealized holding gains arising
      during the six-month
      period ended June 30, 1998                76,440          76,440
       Less reclassification adjustment
       for losses included
       in net income                           (23,059)        (23,059)
  Amortization of stock plan expense                            29,990
                                              --------     -----------
BALANCE - June 30, 1998                       $(29,682)    $37,319,576
                                              --------     -----------
                                              --------     -----------

NET.B@NK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   1998            1997
OPERATING ACTIVITIES:
  Net income (loss)                                            $3,117,359      $(3,220,130)
  Adjustments to reconcile net income
  (loss) to net cash used in operating activities:
    Depreciation                                                   91,316           15,268
    Amortization of service contract                                             1,440,000
    Amortization of stock plan expense                             29,990          112,772
    Amortization of premiums on investment securities             169,379
    Amortization of premiums on purchased loans                   810,428
    Amortization of Bank Charter                                    7,000
    Provision for loan losses                                       9,672
   Changes in assets and liabilities which provide (use) cash:
    Accrued interest receivable                                (1,076,559)
    Other assets                                               (6,907,123)          13,368
    Offering costs                                                                (452,560)
    Organizational costs - net                                                     (57,793)
    Premier advance                                                                (55,000)
    License agreements                                                              76,564
    Payables and accrued liabilities                            1,673,295          363,828
    Deferred tax asset                                         (3,058,476)
                                                               ----------       ----------

        Net cash used in operating activities                  (5,133,719)      (1,763,683)

INVESTING ACTIVITIES:
  Purchases of securities available for sale                  (32,816,802)
  Purchase of Federal
  Home Loan Bank stock                                            (26,500)
  Principal repayments on mortgage backed
  securities                                                    8,401,524
  Purchase of loans and premiums                             (184,355,136)
  Principal
  payments on loans                                            39,880,591
  Capital expenditures                                           (361,381)          (8,255)
  Capitalized software costs                                     (135,000)
  Proceeds from return of equipment                                                 17,738
                                                               ----------       ----------
     Net cash provided by (used in)
      investing activities                                   (169,412,704)           9,483

FINANCING ACTIVITIES:

  Increase in deposits                                        128,118,861
  Advances from affiliate                                                        1,017,734
  Net proceeds from the sale of common stock                        1,449            4,185
  Short-term borrowing, net of repayments                      20,500,000
                                                               ----------       ----------
        Net cash provided by financing activities             148,620,310        1,021,919
                                                               ----------       ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (25,926,113)        (732,281)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                          29,103,592          768,666
                                                               ----------       ----------
  End of period                                                $3,177,479          $36,385
                                                               ----------       ----------
                                                               ----------       ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION - Cash paid during the year for interest           $918,416        $      --
                                                               ----------       ----------
                                                               ----------       ----------

See notes to financial statements.


NET.B@NK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 1998 AND DECEMBER 31, 1997 AND FOR THE
THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------


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

2.    ACCOUNTING POLICIES

      Reference is made to the accounting policies of the Company described in the notes to financial statements contained in the Company's Form 10-K for the year ended December 31, 1997. The Company has followed those policies in preparing this report. In addition, the following accounting policies were adopted during the six-month period June 30, 1998:

      COMPREHENSIVE INCOME - As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The adoption of the Statement had no impact on the Company's net income or shareholders' equity.

      CAPITALIZED SOFTWARE - As of April 1, 1998, the Company adopted Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 allows for the capitalization of costs related to the development and implementation of software obtained for internal use including materials, payroll, and interest costs once the criteria of the SOP have been met. As of June 30, 1998, $135,000 of these related costs have been capitalized.

3.    LOANS

      During the three-month period ended June 30, 1998, the Company purchased approximately $80 million in home equity loans. The purchase included a premium of $5 million. In connection with the purchase, an estimate of the loss inherent in the purchased portfolio was made and an allowance for loan losses of $1.2 million was recorded by adjusting the premium associated with the purchased loans. The interest rates range from 7.5% to 13.5% on these loans.

      During the three-month period ended March 31, 1998, the Company purchased approximately $71 million in first and second mortgages, home equity loans, and construction loans. The purchases included premiums of approximately $4.8 million. In connection with these purchases, an estimate of the loss inherent in the purchased portfolio was made and an allowance for loan losses of $2.0 million was recorded by adjusting the premium associated with the purchased loans. Interest rates range from 6% to 16% on these loans.

      An analysis of the allowance for loan losses for the six-month period ended June 30, 1998 follows:


      Balance, January 1, 1998                                $453,444
      Allowance recorded in connection with the purchase
      of loan pools                                          3,335,498
      Provision for loan losses                                  9,672
      Loan charge-offs                                         (87,743)
                                                            ----------
      Balance, June 30, 1998                                $3,710,871
                                                            ----------
                                                            ----------


4.    INCOME TAXES

      During the three months ended June 30, 1998, the Company reversed the valuation allowance previously associated with its deferred tax assets. The majority of the assets relate to future tax benefits associated with previous net operating losses of the Company. As the Company achieved profitability in the second quarter of 1998, management now believes that it is more likely than not that such assets will be realized, and thus reversed the valuation allowance in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

      As of June 30, 1998, the Company has deferred tax assets and liabilities as follows:



      Net operating loss carryforwards     $2,504,127
      Allowance for loan losses               154,171
      Loan premium amortization               153,996
      Start-up costs                          132,414
      Stock option compensation expense       118,896
      Other liability, net                     (5,128)
                                           ----------
      Total                                $3,058,476
                                           ----------



5.    NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

      In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") was issued. SFAS 128 establishes standards for computing and presenting earnings per share information for entities with publicly held common stock. In accordance with SFAS 128, net loss per share is computed based on the weighted average number of common shares outstanding during the period. All previously reported per share amounts have been restated to conform to SFAS 128.

6.    STOCK OPTIONS

      The Company has a 1996 Stock Incentive Plan (the "Plan") which provides that key employees, officers, directors, and consultants of the Company may be granted nonqualified and incentive stock options to purchase shares of common stock of the Company, derivative securities related to the value of the common stock, or cash awards. Previously, the Plan limited the total number of shares which could be awarded to 397,500. Effective with shareholder approval on April 23, 1998, the Plan was amended to increase the total number of shares reserved for the Plan to 600,000.

      During the six-month period ended June 30, 1998, the Company awarded 23,000 incentive stock options at an exercise price of $11.25 per share on January 12, 1998, 3,000 incentive stock options at an exercise price of $16.75 per share on February 12, 1998, and 10,000 incentive stock options at an exercise price of $24.38 per share on June 18, 1998. Grant prices approximated fair value of the stock at the grant date. Also, during the six-month period ended June 30, 1998, 400 stock options were exercised at a price of $3.62. Subsequent to June 30, 1998, the Company granted 54,000 options at an exercise price of $27.50, which approximated fair value, 1,675 options were exercised at $3.62 per share, and 8,281 options were terminated.

7.    IMPACT OF NEW ACCOUNTING STANDARDS

      In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this Statement in its annual financial statements for the year ending December 31, 1998.

      In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") was issued. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Statement is not expected to have an effect on the Company's financial statements.

      In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement is not expected to have an effect on the Company's financial statements.

8.    LOAN ORIGINATION AGREEMENT

      On April 1, 1998, the Company entered into an agreement with First Mortgage Network, Inc. ("FMN") whereby the Company acts as a loan originator on behalf of FMN. Under the terms of the agreement, FMN may purchase, at the Company's option, loans originated by the Company. As a result of the agreement's structure, loans originated for FMN for which the purchase price has not yet been received are accounted for as receivables.

9.    BORROWING AGREEMENTS

      During the quarter ended June 30, 1998, the Company and AIB entered into various line of credit agreements with Georgia Banker's Bank ("GBB"). Under the terms of the Company's agreement, the

      Company may borrow 50% of the tangible equity of AIB, up to $17 million, using the stock of AIB as collateral. The line bears interest at a fixed rate of 8% per annum. During the quarter, the Company borrowed and repaid $12 million under the line.

      AIB entered into two line of credit agreements with GBB, one for a $5 million unsecured general purpose line and one for 99% of the value of its investment securities. There were no amounts outstanding under the general purpose line of credit at June 30, 1998. During the quarter, AIB borrowed $45 million under the investment securities line of credit and repaid $24.5 million, leaving $20.5 million outstanding at June 30, 1998. Both of the lines bear interest 25 basis points above the Fed Funds rate, or 5.65% at June 30, 1998.

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

      On July 11, 1997, the final regulatory approval from the Office of Thrift Supervision ("OTS") was received. On July 28, 1997, the Company sold 3,500,000 shares of its common stock to the public in an Initial Public Offering (the "Offering"). On July 31, 1997, the Company received approximately $38.4 million in net proceeds from the Offering and consummated its agreements with both First Alliance and CFB. As a result AIB, a federal savings bank, became a wholly owned subsidiary of the Company. As of June 30, 1998, the Company had 11,832 accounts and approximately $187 million in deposits.

      FINANCIAL CONDITION - The Company's assets were $246.7 million at June 30, 1998, compared to $93.2 million at December 31, 1997, an increase of $153.5 million. This increase in total assets was primarily due to growth in the Company's loan portfolio resulting from the purchase of approximately $143.7 million in home equity loans, second mortgages, construction loans, and other participation loans. In addition, the Company recorded a $3.0 million deferred tax asset related primarily to previous net operating loss carryforwards expected to be realized for tax purposes. As the Company achieved profitability in the second quarter of 1998, management now believes that it is more likely than not that its deferred tax assets will be realized. Receivables of $7.0 million related to a loan origination agreement with a third party have been recorded in other assets. See Note 8 of Notes to Consolidated Financial Statements.

      Total liabilities increased $150.3 million from December 31, 1997 to June 30,1998 primarily due to the receipt of approximately $128 million in customer deposits as a result of marketing programs introduced by the Company in the fourth quarter of 1997 and continued through June 30, 1998. In addition, during the second quarter of 1998 the Company borrowed $20.5 million under a new line of credit agreement. See Note 9 of Notes to Consolidated Financial Statements.

      Total shareholders' equity increased approximately $3.2 million from December 31, 1997 to June 30, 1998. The increase resulted from net income of approximately $3.1 million, $53,000 in other comprehensive income, and a reduction of $30,000 in unamortized stock plan expense.

      LIQUIDITY AND CAPITAL RESOURCES - The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financial activities. The Company's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company invests excess funds in overnight deposits and other short-term interest-earning assets. The Company can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. The Company's available for sale securities and short term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, the Company has three line of credit agreements. See Note 9 of Notes to Consolidated Financial Statements.

      AIB is required by OTS regulations to maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3.0% of adjusted total assets, and total capital equal to at least 8.0% of risk-weighted assets. To be categorized as "well capitalized" under a prompt corrective action plan, AIB must maintain minimum Tier I, core, and risk-based capital ratios of at least 6%, 5%, and 10%, respectively. AIB exceeded such requirements with tangible, core, total, and Tier I capital ratios of 10.01%, 10.01%, 13.33%, and 11.84%, respectively, at June 30,
      1998.

       MARKET RISK.

       ASSET AND LIABILITY MANAGEMENT - The Company's principal business is the making of loans, funded primarily by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of the Company's assets and liabilities are monetary in nature and fluctuations in interest rates will affect the Company's future net interest income and cash flows. This interest rate risk is the Company's primary market risk exposure. The Company does not enter into derivative financial instruments such as futures, forwards, swaps, and options. Also, the Company has no market risk-sensitive instruments held for trading purposes. The Company's exposure to market risk is reviewed on a regular basis by its management.

       INTEREST RATE SENSITIVITY - The Company measures interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

      The table below shows the interest rate sensitivity of the Company's assets and liabilities as of June 30, 1998:

                                                  Term to Repricing or Maturity
                                ------------------------------------------------------------------------
                                                Over Three       Over One        Over Five
                                  Less Than    Months Through   Year Through    Years and
                                 Three Months     One Year      Five Years      Insensitive     Total
Interest Earning Assets:
  Cash and cash equivalents    $    162,310                                                 $    162,310
  Federal fund sold               3,015,169                                                    3,015,169
  Investment securities           1,872,175                                  $ 40,481,251     42,353,426
  Stock of Federal Home
    Loan Bank of Atlanta            251,500                                                      251,500
  Other interest bearing
    receivable                    1,477,974                                                   1,477,974

  Loans receivable              133,460,144    $  3,705,436   $ 16,256,020     34,712,808    188,134,408
                               ------------    ------------   ------------   ------------   ------------
      Total interest
        earning assets          140,239,272       3,705,436     16,256,020     75,194,059    235,394,787

  Noninterest earning assets                                                   11,319,357     11,319,357
                               ------------    ------------   ------------   ------------   ------------
      Total assets             $140,239,272    $  3,705,436   $ 16,256,020   $ 86,513,416   $246,714,144
                               ------------    ------------   ------------   ------------   ------------
                               ------------    ------------   ------------   ------------   ------------

Interest Bearing Liabilities -
  Interest-bearing deposits    $ 58,239,557    $121,655,822   $  5,192,436                  $185,087,815
  Short-term borrowings          20,500,000                                                   20,500,000
  Interest free deposits                                                    $   1,757,809      1,757,809
  Other interest free
    liabilities and equity                                                     39,368,520     39,368,520
                               ------------    ------------   ------------   ------------   ------------
      Total liabilities
        and equity             $ 78,739,557    $121,655,822   $  5,192,436   $ 41,126,329   $ 246,714,144
                               ------------    ------------   ------------   ------------   ------------
                               ------------    ------------   ------------   ------------   ------------
Net Interest Rate
  Sensitivity Gap              $ 61,499,715   $(117,950,386)  $ 11,063,584   $ 45,387,087
                               ------------    ------------   ------------   ------------
                               ------------    ------------   ------------   ------------
Cumulative Gap                 $ 61,499,715   $ (56,450,671)  $(45,387,087)  $        --
                               ------------    ------------   ------------   ------------
                               ------------    ------------   ------------   ------------
Net Interest Rate
  Sensitivity Gap as a
  Percent of Interest
  Earning Assets                      43.85%       (3183.17)%        68.06%        52.46%

Cumulative Gap as a
  Percent of Cumulative
  Interest Earning Assets             43.85%       (1523.46)%      (279.20)%


      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

      GENERAL - Net income for the three months ended June 30, 1998 amounted to $3.3 million, an increase of $4.7 million when compared to the $1.4 million loss for the quarter ended June 30, 1997. A substantial portion of the income for the three months ended June 30, 1998 resulted from the recognition of approximately $3.0 million in tax benefits. The benefits resulted from the reversal of a valuation allowance previously associated with the Company's deferred tax assets. As the Company achieved profitability during the quarter, management now believes it is more likely than not that such deferred tax assets will be realized. The statement of operations for the quarter ended June 30, 1997 reflects the Company's operations before the acquisition of the bank charter. As the charter was not acquired until July 31, 1997, the Company had no earning assets.

      INTEREST INCOME - Interest income related to the Company's loan and investment portfolio for the three months ended June 30, 1998 was $4.3 million. No significant amount of interest income was recorded for the three months ended June 30, 1997, as the Company had no significant investments or loans at that time.

      INTEREST EXPENSE - For the quarter ended June 30, 1998, $2.3 million in interest expense was recorded as a result of the Company's increase in customer deposits. As the Company did not maintain its own deposit accounts until July 31, 1997, $37,000 in interest expense was recorded for the quarter ended June 30, 1997 related to the CFB servicing agreement. This interest expense represents the difference between interest expense paid to customers and interest income paid to the Company by CFB at contractual rates prior to the transfer of customer deposits and was included in the Company's operations. In addition, in the quarter ended June 30, 1998, the Company recorded approximately $434,000 in interest expense associated with short-term borrowings under its line of credit agreement.

      NET INTEREST INCOME - Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $1.5 million for the three months ended June 30, 1998. As the Company did not have any significant investments, loans, or customer deposits during the three months ended June 30, 1997, no significant amount of net interest income was recorded for that period.

      PROVISION FOR LOAN LOSSES - In connection with the purchase of various loan portfolios, the Company assesses the inherent loss in the portfolio and records the necessary allowance by adjusting the premium associated with the portfolio. In addition to this allowance, the Company then records an additional allowance pervasive to all loans. The Company recorded a $6,000 provision for loan loss for the three months ended June 30, 1998. As the Company had no loans for the three months ended June 30, 1997, a provision was not recorded for that period. The allowance for loan losses is maintained at a level estimated to be adequate to provide for potential losses in the loan portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors.

      NON-INTEREST INCOME - For the three-month period ended June 30, 1998, the Company recorded approximately $104,000 in loan and deposit service charges and fees. As the Company did not have any loans, or customer deposits during the three months ended June 30, 1997, no such service fees were recorded. No amount of non-interest income was recorded for the three months ended June 30, 1997.

      NON-INTEREST EXPENSES - Non-interest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes) of the Company. Non-interest expenses increased less than 1%, only $13,000, for the three months ended June 30, 1998 as compared with the three months ended June 30, 1997 as the Company was able to leverage its existing infrastructure. From 1997 to 1998, the Company did replace many of its services provided by an affiliate with outside vendor relationships.

      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

      GENERAL - Net income for the six months ended June 30, 1998 amounted to $3.1 million, an increase of $6.3 million when compared to the $3.2 million loss for the six months ended June 30, 1997. The statement of operations for the six months ended June 30, 1997 reflects the Company's operations before the acquisition of the bank charter. As the charter was not acquired until July 31, 1997, the Company had no earning assets. A substantial portion of the income for the six months ended June 30, 1998 resulted from the recognition of approximately $3.0 million in tax benefits. The benefits resulted from the reversal of a valuation allowance previously associated with the Company's deferred tax assets. As the Company achieved profitability during the quarter, management now believes it is more likely than not that such deferred tax assets will be realized.

      INTEREST INCOME - Interest income related to the Company's loan and investment portfolio for the six months ended June 30, 1998 was $6.5 million. No significant amount of interest income was recorded for the six months ended June 30, 1997, as the Company had no significant investments or loans at that time.

      INTEREST EXPENSE - For the six months ended June 30, 1998, $3.6 million in interest expense was recorded as a result of the Company's increase in customer deposits. As the Company did not maintain its own deposit accounts until July 31, 1997, $140,000 in interest expense was recorded for the six months ended June 30, 1997 related to the CFB servicing agreement. This interest expense represents the difference between interest expense paid to customers and interest income paid to the Company by CFB at contractual rates prior to the transfer of customer deposits and was included in the Company's operations. In addition, in the six months ended June 30, 1998, the Company recorded approximately $434,000 in interest expense associated with short-term borrowings under its line of credit agreement.

      NET INTEREST INCOME - Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $2.4 million for the six months ended June 30, 1998. As the Company did not have any significant investments, loans, or customer deposits during the six months ended June 30, 1997, no significant amount of net interest income was recorded for that period.

      PROVISION FOR LOAN LOSSES - In connection with the purchase of various loan portfolios, the Company assesses the inherent loss in the portfolio and records the necessary allowance by adjusting the premium or discount associated with the portfolio. In addition to this allowance, the Company then records an additional allowance pervasive to all loans. The Company recorded a $10,000 provision for loan loss for the six months ended June 30, 1998. As the Company had no loans for the six months ended June 30, 1997, a provision was not recorded for that period. The allowance for loan losses is maintained at a level estimated to be adequate to provide for potential losses in the loan portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors.

      NON-INTEREST INCOME - For the six-month period ended June 30, 1998, the Company recorded approximately $226,000 in loan and deposit service charges and fees. As the Company did not have any loans, or customer deposits during the six months ended June 30, 1997, no such service fees were recorded. No amount of non-interest income was recorded for the six months ended June 30, 1997.

      NON-INTEREST EXPENSES - Non-interest expenses decreased approximately $500,000 from $3.1 million to $2.6 million for the six months ended June 30, 1998 as compared with the six months ended June 30, 1997. The primary component of the decrease during the six months ended June 30, 1998 was a $1.4 million decrease in the amortization of service contract with affiliate as the service contract was fully amortized during the second quarter of 1997. The decrease was offset by a $336,000 increase in marketing expense related to the Company's marketing campaign initiated in the fourth quarter of 1997, an increase of $511,000 in outside service fees related to the operation of the bank, and an increase of $133,000 in other miscellaneous expenses.

      STOCK OPTIONS.

      The Company has a 1996 Stock Incentive Plan (the "Plan"), which provides that key employees, officers, directors, and consultants of the Company may be granted nonqualified and incentive stock options to purchase shares of common stock of the Company, derivative securities related to the value of the common stock, or cash awards. Previously, the Plan limited the total number of shares that could be awarded to 397,500. Effective upon shareholder approval on April 23, 1998, the Plan was amended to increase the total number of shares reserved for the Plan to 600,000. These shares have been reserved for the Plan.

      During the six-month period ended June 30, 1998, the Company awarded 23,000 incentive stock options at an exercise price of $11.25 per share on January 12, 1998, 3,000 incentive stock options at an exercise price of $16.75 per share on February 12, 1998, and 10,000 incentive stock options at an exercise price of $24.38 per share on June 18, 1998. Grant prices were determined to equal fair market value of the stock at the grant date. Also, during the six-month period ended June 30, 1998, 400 stock options were exercised at a price of $3.62. Subsequent to June 30, 1998, the Company granted 54,000 options at an exercise price of $27.50, which were determined to equal fair market value; 1,675 options were exercised at $3.62 per share; and 8,281 options were terminated.

      NEW ACCOUNTING STANDARDS.

      In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this Statement in its annual financial statements for the year ending December 31, 1998.

      In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS 132") was issued. SFAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Statement is not expected to have an effect on the Company's financial statements.

      In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement is not expected to have an effect on the Company's financial statements.

      YEAR 2000

      The Company is working to resolve the potential impact of the Year 2000 on the ability of the computerized information systems it uses to accurately process information that may be date sensitive. Any of the programs it uses that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures that could ultimately cause AIB or its service providers to become unable to process customer transactions and could thereby require AIB to cease operations pending resolution of the problem. Such an eventuality would materially adversely affect the Company's business, financial condition and results of operations. Accordingly, management is devoting significant attention to identifying Year 2000 issues and testing its in-house and external systems for Year 2000 compliance. To date, the Company has incurred Year 2000 remediation costs of approximately $7,000 and has budgeted approximately $25,000 for total remediation costs. The Company has been utilizing working capital to fund its Year 2000 compliance program and anticipates that it will continue to do so.

      The Company began testing its in-house information technology ("IT") systems during the second quarter of 1998 and is continuing such testing during the third and fourth quarters of 1998, with an OTS- mandated completion date of December 31, 1998. Management has not identified, and does not anticipate, any significant risks or issues relating to non-IT systems.

      The Company is also assessing the Year 2000 compliance of its outside vendors and service providers, who include but are not limited to BISYS and CheckFree. Because the Company primarily contracts with outside vendors for its computer application programs, management believes the Company's principal risk relating to Year 2000 issues lies in the potential inability of those vendors to process date sensitive information involving the Year 2000. The Company expects to begin testing the systems provided by these vendors for Year 2000 compliance beginning in the fourth quarter of 1998, with an OTS-mandated completion date of June 30, 1999. In addition, management is contacting each of the Company's vendors to obtain a commitment that they are or will timely be Year 2000 complaint. If such assurances are not forthcoming, or if management believes for any reason that any of its vendors will not be Year 2000 compliant when required, management plans to contract with other vendors that would be able to provide similar services at similar costs. Although no assurances can be given, management believes that such vendors are and will be available. Alternatively, the Company could bring the outsourced services in-house by licensing the applicable software and converting it to run on the Company's platforms or form a correspondent relationship with an unaffiliated Year 2000-compliant bank that could service AIB's customers and accounts until the Company could provide such services on a Year 2000-compliant basis. Management believes that the Company could implement any of the forgoing contingency plans without a material interruption in its business and without a material adverse effect on the Company's results of operations.