Form 10-Q
period 1998-09-30
NETBANK INC
filed 1998-11-13
CIK 1035826

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1998          Commission File No. 0-22361

                                 NET.B@NK, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Georgia                               58-2224352
     ------------------------        ---------------------------------------
     (State of incorporation)        (I.R.S. Employer Identification Number)


         950 North Point Parkway
              Suite 350
           Alpharetta, Georgia                             30005
   ----------------------------------------              ----------
   (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:      (770) 343-6006
                                                             ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
                                        ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                    Shares Outstanding at November 10, 1998
-----------------------------------     ---------------------------------------
   Common Stock, par value $.01                        6,147,637

FINANCIAL INFORMATION

Financial Statements

         The following financial statements are included in this report:

                  1. Condensed consolidated balance sheets as of September 30,
                     1998 (unaudited) and December 31, 1997.

                  2. Condensed consolidated statements of operations and
                     comprehensive income (unaudited) for the three months and nine months ended September 30, 1998 and 1997.

                  3. Condensed consolidated statement of shareholders' equity
                     (unaudited) from December 31, 1997 to September 30, 1998.

                  4. Condensed consolidated statements of cash flows (unaudited)
                     for the nine months ended September 30, 1998 and 1997.

                  5. Notes to condensed consolidated financial statements
                     as of September 30, 1998 and December 31, 1997 and for the three-month and nine-month periods ended September 30, 1998 and 1997 (unaudited).

NET.B@NK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                September 30,           December 31,
ASSETS                                                             1998                     1997
                                                                 (UNAUDITED)
                                                                -------------           ------------

CASH AND CASH EQUIVALENTS:
  Cash                                                         $      71,274            $     250,535
  Federal Funds sold                                               9,596,790               28,853,057
                                                               -------------            -------------
      Total cash and cash equivalents                              9,668,064               29,103,592

SECURITIES AVAILABLE FOR SALE - At fair value (amortized
  cost of $41,307,248 and $18,137,209)                            41,350,339               18,054,146

STOCK OF FEDERAL HOME LOAN BANK OF ATLANTA - At cost                 251,500                  225,000

LOANS RECEIVABLE - Net of allowance for doubtful
  accounts of $3,706,152 and $453,444                            200,138,090               44,479,963

ACCRUED INTEREST RECEIVABLE                                        1,917,644                  372,237

FURNITURE AND EQUIPMENT - Net                                      1,052,456                  388,508

BANK CHARTER                                                         333,667                  344,167

DEFERRED INCOME TAXES                                              3,026,476

LOAN PROCEEDS RECEIVABLE                                          20,347,536

OTHER ASSETS                                                       5,342,742                  252,196
                                                               -------------            -------------
                                                               $ 283,428,514            $  93,219,809
                                                               -------------            -------------
                                                               -------------            -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposits                                                    $ 241,324,818            $  58,726,763
   Other payables and accrued liabilities                          4,096,786                  375,649
                                                               -------------            -------------
                                                                 245,421,604               59,102,412
SHAREHOLDERS' EQUITY:
  Preferred stock, no par (10,000,000 shares authorized,
    none outstanding)
  Common stock, $.01 par (100,000,000 shares authorized,
    6,147,637 and 6,145,562 shares issued and outstanding)            61,476                   61,456
  Additional paid-in capital                                      43,638,804               43,631,314
  Unamortized stock plan expense                                     (34,988)                 (75,689)
  Accumulated deficit                                             (5,685,960)              (9,416,621)
  Accumulated other comprehensive gain (loss), net of tax             27,578                  (83,063)
                                                               -------------            -------------
      Total shareholders' equity                                  38,006,910               34,117,397
                                                               -------------            -------------
                                                               $ 283,428,514            $  93,219,809
                                                               -------------            -------------
                                                               -------------            -------------

See notes to condensed consolidated financial statements

NET.B@NK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                            Three Months Ended           Nine Months Ended
                                                                               September 30,                September 30,
                                                                     ----------------------------     --------------------------
                                                                          1998             1997          1998            1997
INTEREST INCOME:
  Loans                                                              $  4,500,723      $  434,064     $ 9,301,741     $  434,064
  Investment securities                                                   726,066          46,467       1,881,541         46,467
  Short-term investments                                                   57,266         420,993         559,925        427,609
                                                                     ------------     -----------      ----------    -----------
      Total interest income                                             5,284,055         901,524      11,743,207        908,140

INTEREST EXPENSE:
  Deposits                                                              3,049,422         464,536       6,632,573        604,544
  Short-term borrowings                                                   170,350                         604,683
                                                                     ------------     -----------      ----------    -----------
      Total interest expense                                            3,219,772         464,536       7,237,256        604,544
                                                                     ------------     -----------      ----------    -----------
NET INTEREST INCOME                                                     2,064,283         436,988       4,505,951        303,596

PROVISION FOR LOAN LOSSES                                                   5,887         391,707          15,559        391,707
                                                                     ------------     -----------      ----------    -----------
NET INTEREST INCOME (LOSS) AFTER
  PROVISION FOR LOAN LOSSES                                             2,058,396          45,281       4,490,392        (88,111)

NON-INTEREST INCOME - Service charges and fees                            189,626          28,793         415,844         28,793

NON-INTEREST EXPENSE:
  Salaries and benefits                                                   288,611       1,011,358       1,033,783      2,073,906
  Marketing                                                               143,773         119,711         564,029        204,409
  Depreciation and amortization                                            79,398         116,097         177,714        141,539
  Customer services                                                       336,029         102,013         887,598        152,553
  Data processing                                                         146,605          54,267         316,719        266,052
  Occupancy                                                                41,762          41,455         107,848         77,290
  Office expenses                                                          34,682          37,243         125,040        126,868
  Travel and entertainment                                                 12,208          12,980          51,234         40,117
  Amortization of service contract with affiliate                                                                      1,440,000
  Other                                                                   206,652          97,314         595,674        156,442
                                                                     ------------     -----------      ----------    -----------
      Total non-interest expense                                        1,289,720       1,592,438       3,859,639      4,679,176
                                                                     ------------     -----------      ----------    -----------
NET INCOME (LOSS) BEFORE INCOME TAXES                                     958,302      (1,518,364)      1,046,597     (4,738,494)

INCOME TAX BENEFIT (EXPENSE)                                             (345,000)                      2,684,064
                                                                     ------------     -----------      ----------    -----------
NET INCOME (LOSS)                                                         613,302      (1,518,364)      3,730,661     (4,738,494)

OTHER COMPREHENSIVE INCOME:
  Unrealized holding gains (losses) on
    securities arising during period
    net of taxes of $29,498 and $60,466
    for the three and nine months ended
    September 30, 1998, respectively                                       57,260         (52,326)        117,337        (52,326)
  Less reclassification adjustment for gains
    included in net income (loss)
    net of taxes of $3,450 for the nine months
    ended September 30, 1998                                                                               (6,696)
                                                                     ------------     -----------      ----------    -----------
      Total other comprehensive income                                    57,260          (52,326)        110,641        (52,326)
                                                                     ------------     -----------      ----------    -----------
COMPREHENSIVE INCOME (LOSS)                                             $670,562      $(1,570,690)     $3,841,302    $(4,790,820)
                                                                     ------------     -----------      ----------    -----------
                                                                     ------------     -----------      ----------    -----------
NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:
          Basic                                                      $       0.10     $     (0.32)     $     0.61    $     (1.96)
          Diluted                                                           $0.10     $     (0.32)     $     0.58    $     (1.96)
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
          Basic                                                         6,147,460       4,672,821       6,146,444      2,412,910
          Diluted                                                       6,443,196       4,672,821       6,433,184      2,412,910

See notes to condensed consolidated financial statements

NET.B@NK, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                         Accumulated
                                                                                                          Other
                            Preferred               Common     Additional   Unamortized                 Comprehensive
                              Stock     Common       Stock       Paid-in    Stock Plan    Accumulated      Income
                            (No Par)    Shares     ($.01 Par)    Capital     Expense       Deficit        (Loss)          Total
                           ---------   ---------   ----------  -----------  ------------  ------------  -------------  -----------
BALANCE -
  December 31, 1997        $  -       6,145,562     $61,456    $43,631,314   $(75,689)    $(9,416,621)   $ (83,063)    $34,117,397
  Exercised stock
   options                                2,075          20          7,490                                                   7,510
  Net income for
   the nine months
   ended
   September 30, 1998                                                                       3,730,661                    3,730,661
  Other comprehensive
   income (loss)                                                                                           110,641         110,641
  Amortization of
   stock plan expense                                                          40,701                                       40,701
                           -------    ---------     -------    -----------   --------     -----------     --------     -----------
BALANCE -
 September 30, 1998        $  -       6,147,637     $61,476    $43,638,804   $(34,988)    $(5,685,960)    $ 27,578     $38,006,910
                           -------    ---------     -------    -----------   --------     -----------     --------     -----------
                           -------    ---------     -------    -----------   --------     -----------     --------     -----------


See notes to condensed consolidated financial statements

                                [GRAPHIC OMITTED]

                                  NET.B@NK, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     Nine Months Ended
                                                                                                     September 30, 1998
                                                                                         ----------------------------------------
                                                                                               1998                      1997
OPERATING ACTIVITIES:

  Net income (loss)                                                                      $   3,730,661             $  (4,738,494)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation                                                                               166,819                   139,205
    Amortization of service contract                                                                                   1,440,000
    Amortization of stock plan expense                                                          40,701                   319,704
    Amortization of premiums on investment securities                                          207,510                    15,795
    Amortization of premiums on purchased loans                                              1,524,177                    48,247
    Amortization of Bank Charter                                                                10,500                     2,334
    Provision for loan losses                                                                   15,559                   391,707
   Changes in assets and liabilities which provide (use) cash:
    Accrued interest receivable                                                             (1,545,408)                 (229,941)
    Other assets                                                                            (5,090,546)                 (121,620)
    Loan proceeds receivable                                                               (20,347,536)
    Payables and accrued liabilities                                                         3,721,137                  (639,395)
    Deferred tax asset                                                                      (3,026,476)
                                                                                         --------------            --------------
        Net cash used in operating activities                                              (20,592,902)               (3,372,458)
INVESTING ACTIVITIES:
  Purchases of securities available for sale                                               (32,834,865)              (11,219,760)
  Purchase of Federal Home Loan Bank stock                                                     (26,500)                 (225,000)
  Principal repayments on mortgage backed securities                                         9,457,316                  (427,284)
  Purchase of loans and premiums                                                          (234,636,497)              (32,687,877)
  Principal payments on loans                                                               77,423,122                 3,234,586
  Capital expenditures                                                                        (488,365)                  (54,948)
  Capitalized software costs                                                                  (342,402)
  Proceeds from return of equipment                                                                                       17,738
  Purchase of Premier Bank Charter                                                                                      (350,000)
                                                                                         --------------            --------------
        Net cash used in investing activities                                             (181,448,191)              (40,857,977)
FINANCING ACTIVITIES:
  Increase (decrease) in deposits                                                          182,598,055                (1,946,439)
  Repayments to affiliate                                                                                               (883,606)
  Net proceeds from the sale of common stock                                                     7,510                38,380,705
  Short-term borrowing, net of repayments
  Transfer of deposits from Carolina First Bank                                                                       42,977,650
                                                                                         --------------            --------------
        Net cash provided by financing activities                                          182,605,565                78,528,310
                                                                                         --------------            --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (19,435,528)               34,297,875
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                       29,103,592                   768,666
                                                                                         --------------            --------------
  End of period                                                                          $   9,668,064             $  35,066,541
                                                                                         --------------            --------------
                                                                                         --------------            --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION - Cash paid during the period for interest                                 $   3,764,244             $     576,566
                                                                                         --------------            --------------
                                                                                         --------------            --------------

See notes to condensed consolidated financial statements.

NET.B@NK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------


1.    ORGANIZATION AND BASIS OF PRESENTATION

      Net.B@nk, Inc. (the "Company") is a bank holding company that wholly owns the outstanding stock of Net.B@nk, formerly Atlanta Internet Bank, a federally chartered savings and loan. The Company was incorporated February 20, 1996 for the primary purpose of forming and, ultimately, operating Net.B@nk. As of January 1, 1997, pending regulatory approval and the acquisition of a bank charter, the Company was operating as a development stage enterprise under an agreement with Carolina First Bank ("CFB") whereby CFB agreed to hold and service the deposit accounts generated by the Internet banking operations of the Company in exchange for 1,325,000 shares of the Company's common stock valued at $3,840,000. In addition, as of January 1, 1997, the Company was a party to an agreement with First Alliance/Premier Bancshares, Inc. ("First Alliance") pursuant to which the Company had agreed to purchase the charter of First Alliance's subsidiary, Premier Bank, $5 million of loans, $5 million of certificates of deposit, and $2 million in unimpaired capital for $2,150,000 in cash, 41,406 shares of the Company's common stock valued at $125,000, and $75,000 in additional cash for reimbursement of direct out-of-pocket expenses.

      On July 11, 1997, the final regulatory approval from the Office of Thrift Supervision was received. On July 28, 1997, the Company sold 3,500,000 shares of its common stock to the public in an Initial Public Offering (the "Offering"). On July 31, 1997, the Company received approximately $38.4 million in net proceeds from the Offering and consummated its agreements with both First Alliance and CFB. As a result, Net.B@nk, a federal savings bank, became a wholly owned subsidiary of the Company.

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

2.    ACCOUNTING POLICIES

      Reference is made to the accounting policies of the Company described in the notes to financial statements contained in the Company's Form 10-K for the year ended December 31, 1997. The Company has followed those policies in preparing this report. In addition, the following accounting policies were adopted during the nine-month period ended September 30, 1998:

      Comprehensive Income - As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity.

      Capitalized Software - As of April 1, 1998, the Company adopted Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 allows for the capitalization of costs related to the development and implementation of software obtained for internal use including materials, payroll, and interest costs once the criteria of the SOP have been met. As of September 30, 1998, approximately $342,000 of these related costs have been capitalized.

3.    LOANS

      During the three-month period ended September 30, 1998, the Company purchased approximately $29.3 million in first mortgages and home equity loans. The purchase included a premium of $.5 million. In connection with the purchase, an estimate of the loss inherent in the purchased portfolio was made and an allowance for loan losses of $53,000 was recorded by adjusting the premium associated with the purchased loans. The interest rates range from 6.5% to 8.3% on these loans.

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

      During the three-month period ended March 31, 1998, the Company purchased approximately $71 million in first and second mortgages, home equity loans, and construction loans. The purchase included premiums of approximately $4.8 million. In connection with the purchase, an estimate of the loss inherent in the purchased portfolio was made and an allowance for loan losses of $2.0 million was recorded by adjusting the premium associated with the purchased loans. Interest rates range from 6% to 16% on these loans.

      An analysis of the allowance for loan losses for the nine-month period ended September 30, 1998 follows:

      Balance, January 1, 1998                                 $453,444

      Allowance recorded in connection with the purchase
          of loan pools                                        3,388,499
      Provision for loan losses                                   15,559
      Loan charge-offs                                          (151,350)
                                                            ------------
      Balance, September 30, 1998                            $ 3,706,152
                                                            ------------
                                                            ------------

4.    INCOME TAXES

      During the nine months ended September 30, 1998, the Company reversed the valuation allowance previously associated with its deferred tax assets. The majority of the assets relate to future tax benefits associated with previous net operating losses of the Company. As the Company achieved profitability in the second quarter of 1998, management now believes that it is more likely than not that such assets will be realized, and thus reversed the valuation allowance in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

5.    NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

      In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") was issued. SFAS 128 establishes standards for computing and presenting earnings per share information for entities with publicly held common stock. In accordance with SFAS 128, basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. All previously reported per share amounts have been restated to conform to SFAS 128.

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

      During the nine-month period ended September 30, 1998, the Company awarded 23,000 incentive stock options at an exercise price of $11.25 per share on January 12, 1998, 3,000 incentive stock options at an exercise price of $16.75 per share on February 12, 1998 and 64,000 incentive stock options at an exercise price of $15.75 per share on August 31, 1998.
      Grant prices approximated fair value of the stock at the grant date.
      Also, during the nine-month period ended September 30, 1998, 2,075 stock options were exercised at a price of $3.62 and 16,856 options were terminated.

7.    NEW ACCOUNTING STANDARDS

      In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. The Company will adopt SFAS 131 in its financial statements for the year ending December 31, 1998 and the adoption is not expected to impact the Company's financial statements.

      In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") was issued. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The Company will adopt SFAS 132 in its financial statements for the year ending December 31, 1998. SFAS 132 is not expected to have an effect on the Company's financial statements.

      In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 131 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 131 is not expected to have an effect on the Company's financial statements.

8.    LOAN ORIGINATION AGREEMENTS

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

      On August 7, 1998 and October 1, 1998, the Company entered into similar agreements with the Fidelity Group and E-loan, respectively.

9.    BORROWING AGREEMENTS

      During the nine-month period ended September 30, 1998, the Company and Net.B@nk entered into various line of credit agreements with Georgia Banker's Bank ("GBB"). Under the terms of the Company's agreement, the Company may borrow 50% of the tangible equity of Net.B@nk, up to $17 million, using the stock of Net.B@nk as collateral. The lines bear interest at a fixed rate of 8% per annum. During the nine-month period ended September 30, 1998, the Company borrowed and repaid $12 million under the line.

      Net.B@nk has entered into two other lines of credit agreements with GBB, one for a $5 million unsecured general purpose line and one for 99% of the value of its investment securities. There were no amounts outstanding under the general purpose line of credit at September 30, 1998. During the nine-month period ended September 30, 1998, Net.B@nk borrowed and repaid $45 million under the investment securities line of credit. Both of the lines bear interest 25 basis points above the Fed Funds rate, or 5.25% at September 30, 1998.

10.   CREDIT CARD AGREEMENT

      On July 3, 1998, Net.B@nk entered into an agreement with The Bankers Bank ("TBB") whereby Net.B@nk acts as the originator of new credit card customers for TBB. The credit cards will have Net.B@nk's logo and name attached. TBB is the debt holder. Net.B@nk receives 2% of the interest payment from credit card customers originated by Net.B@nk. The fees to Net.B@nk are subject to limitations based on the amount of defaults within the portfolio. However, Net.B@nk's fees cannot be reduced below zero. Once the fees received by Net.B@nk have been completely offset with defaults, the remaining losses revert back to TBB.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      General - The Company is a holding company that wholly owns Net.B@nk, formerly Atlanta Internet Bank, a federally chartered savings and loan. The Company was incorporated as a Georgia corporation on February 20, 1996 for the purpose of forming and, ultimately, operating Net.B@nk as a wholly owned federal savings bank subsidiary. As of January 1, 1997, pending regulatory approval and the acquisition of a bank charter, the Company was operating as a development stage enterprise under an agreement with Carolina First Bank ("CFB") whereby CFB agreed to hold and service the deposit accounts generated by the Internet banking operations of the Company in exchange for 1,325,000 shares of the Company's common stock valued at $3,840,000. In addition, as of January 1, 1997, the Company was a party to an agreement with First Alliance/Premier Bancshares, Inc. ("First Alliance") pursuant to which the Company had agreed to purchase the charter of First Alliance's subsidiary, Premier Bank (the "Charter"), and $5 million in loans, $5 million in certificates of deposit, and $2 million in unimpaired capital for $2,150,000 in cash, 41,406 shares of the Company's common stock valued at $125,000, and $75,000 in additional cash for reimbursement of direct out-of-pocket expenses.

      On July 11, 1997, the final regulatory approval from the Office of Thrift Supervision ("OTS") was received. On July 28, 1997, the Company sold 3,500,000 shares of its common stock to the public in an Initial Public Offering (the "Offering"). On July 31, 1997, the Company received approximately $38.4 million in net proceeds from the Offering and consummated its agreements with both First Alliance and CFB. As a result Net.B@nk, a federal savings bank, became a wholly owned subsidiary of the Company. As of September 30, 1998, the Company had 14,634 accounts and approximately $241 million in deposits.

      Financial Condition - The Company's assets were $283.4 million at September 30, 1998, compared to $93.2 million at December 31, 1997, an increase of $190.2 million. This increase in total assets was primarily due to growth in the Company's loan portfolio resulting from the purchase of approximately $181.1 million in home equity loans, first and second mortgages, construction loans, and other participation loans. In addition, the Company recorded a $3 million deferred tax asset related primarily to previous net operating loss carryforwards expected to be realized for tax purposes. As the Company achieved profitability in the second quarter of 1998, management now believes that it is more likely than not that its deferred tax assets will be realized. Loan proceeds receivables of $20.3 million related to loan origination agreements with third parties have also been recorded (see Note 8 of Notes to Condensed Consolidated Financial Statements).

      Total liabilities increased $186.3 million from $59.1 million at December 31, 1997 to $245.4 million at September 30, 1998 primarily due to the rapid growth of the Company's deposit portfolio as a result of marketing programs introduced by the Company in the fourth quarter of 1997 and continued through September 30, 1998.

      Total shareholders' equity increased $3.9 million from December 31, 1997 to September 30, 1998. The increase resulted from net income of $3.7 million, $110,000 in other comprehensive income, and a reduction of $40,000 in unamortized stock plan expense.

      Liquidity and Capital Resources - The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financial activities. The Company's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company invests excess funds in overnight deposits and other short-term interest-earning assets. The Company can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. The Company's availability for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, the Company has two line of credit agreements totaling $100 million (see Note 9 of Notes to Condensed Consolidated Financial Statements).

      Net.B@nk is required by OTS regulations to maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3.0% of adjusted total assets, and total capital equal to at least 8.0% of risk-weighted assets. To be categorized as "well capitalized" under a prompt corrective action plan, Net.B@nk must maintain minimum Tier I, core, and risk-based capital ratios of at least 6%, 5%, and 10%, respectively. Net.B@nk exceeded such requirements with tangible, core, total, and Tier I capital ratios of 12.57%, 12.57%, 16.66%, and 15.62%, respectively, at September 30, 1998.

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

The table below shows the interest rate sensitivity of the Company's assets and liabilities as of September 30, 1998:

                                                 Term to Repricing or Maturity
                                  --------------------------------------------------------------------------------
                                                  Over Three          Over One         Over Five
                                   Less Than    Months Through      Year Through       Years and
                                  Three Months     One Year          Five Years       Insensitive        Total
                                  ------------  --------------      ------------   -----------------  ------------
Interest-Earning Assets:
  Cash and cash equivalents           $71,274                                                             $71,274
  Federal fund sold                 9,596,790                                                           9,596,790
  Investment securities             1,341,939                                       $  40,008,400      41,350,339
  Stock of Federal Home
    Loan Bank of Atlanta              251,500                                                             251,500
  Other interest-bearing
    receivables                    20,347,536                                                          20,347,536
  Loans receivable                125,704,113   $   4,581,202     $  18,775,880        51,076,895     200,138,090
                                  ------------  --------------      ------------   -----------------  ------------
      Total interest-
        earning assets            157,313,152       4,581,202        18,775,880        91,085,295     271,755,529

  Noninterest-earning assets        6,935,911                         3,026,476         1,710,598      11,672,985
                                  ------------  --------------      ------------   -----------------  ------------
      Total assets              $ 164,249,063   $   4,581,202     $  21,802,356     $  92,795,893   $ 283,428,514
                                  ------------  --------------      ------------   -----------------  ------------
                                  ------------  --------------      ------------   -----------------  ------------
Interest-Bearing Liabilities:
  Interest-bearing deposits     $  84,344,281   $ 147,531,145     $   4,513,141                     $ 236,388,567
  Interest free deposits                                                            $   4,936,251       4,936,251
  Other interest-free
    liabilities and equity                                                             42,103,696      42,103,696
                                  ------------  --------------      ------------   -----------------  ------------
      Total liabilities
        and equity              $  84,344,281   $ 147,531,145     $   4,513,141     $  47,039,947   $ 283,428,514
                                  ------------  --------------      ------------   -----------------  ------------
                                  ------------  --------------      ------------   -----------------  ------------
Net Interest Rate
  Sensitivity Gap               $  79,904,784   $(142,949,943)    $  17,289,215     $  45,755,946
                                  ------------  --------------      ------------   -----------------
                                  ------------  --------------      ------------   -----------------
Cumulative Gap                  $  79,904,784   $ (63,045,159)    $ (45,755,944)    $           -
                                  ------------  --------------      ------------   -----------------
                                  ------------  --------------      ------------   -----------------
Net Interest Rate
  Sensitivity Gap as a
  Percent of Interest-
  Earning Assets                     48.65 %         (3120.36)%          79.30 %        49.31 %

Cumulative Gap as a
  Percent of Cumulative
  Interest-Earning Assets            48.65 %          (1376.17)%       (209.87)%          -

Results of Operations for the Three Months Ended September 30, 1998.

General - Net income for the three months ended September 30, 1998 amounted to $.6 million, an increase of $2.1 million when compared to the $1.5 million loss for the three months ended September 30, 1997. The increase in net income is the result of the growth of the operations of Net.B@nk from 1997 to 1998.

Interest Income - Interest income related to the Company's loan and investment portfolio for the three months ended September 30, 1998 was $5.3 million as compared with $902,000 for the three months ended September 30, 1997. The three months ended September 30, 1997 was the first quarter of the Company's operations following the acquisition of the bank charter. The Company recognized interest income on loans purchased from CFB and on investment securities purchased with proceeds from the Offering.

Interest Expense - For the three months ended September 30, 1998, $3.0 million in interest expense was recorded as a result of the Company's increase in customer deposits. Interest expense of $465,000 was recorded during the three months ended September 30, 1997 as the Company transferred its deposits to Net.B@nk from CFB and began paying interest on those deposits. In addition, during the three months ended September 30, 1998, the Company recorded approximately $170,000 in interest expense associated with short-term borrowings under its line of credit agreements.

Net Interest Income - Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $2.1 million for the three months ended September 30, 1998 as compared with $437,000 for the three months ended September 30, 1997. The increase in net interest income results from the increase in amount of loans and deposits from September 30, 1997 to 1998.

Provision for Loan Losses - In connection with the purchase of the loan portfolios, the Company assesses the inherent loss in the portfolios and records the necessary allowance by adjusting the premium associated with each portfolio. In addition to this allowance, the Company then records an additional allowance pervasive to all loans. The Company recorded a $6,000 provision for loan loss for the three months ended September 30, 1998 as compared with $392,000 recorded during the three months ended September 30, 1997. The allowance for loan losses is maintained at a level estimated to be adequate to provide for potential losses in the loan portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors.

Noninterest Income - For the three-month period ended September 30, 1998, the Company recorded approximately $190,000 in loan and deposit service charges and fees as compared with $29,000 recorded during the three months ended September 30, 1997. The significant increase in service charges from the three months ended September 30, 1997 to the three months ended September 30, 1998 was driven by the significant increase in both the loan and deposit portfolios.

Noninterest Expense - Noninterest expense includes all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes) of the Company. Noninterest expense decreased 19%, or $302,000, for the three months ended September 30, 1998 as compared with the three months ended September 30, 1997 as the Company was able to leverage its existing infrastructure. From 1997 to 1998, the Company replaced many of its services provided by an affiliate with outside vendor relationships.

Results of Operations for the Nine Months Ended September 30, 1998.

General - Net income for the nine months ended September 30, 1998 amounted to $3.7 million, an increase of $8.4 million when compared to the $4.7 million loss for the nine months ended September 30, 1997. The statement of operations for the nine months ended September 30, 1997 reflects the Company's operations before and immediately following the acquisition of the bank charter. As the charter was not acquired until July 31, 1997, the Company had no earning assets prior to that date. A substantial portion of the income for the nine months ended September 30, 1998 resulted from the recognition of approximately $3 million in tax benefits. The benefits resulted from the reversal of a valuation allowance previously associated with the Company's deferred tax assets. As the Company achieved profitability during the three months ended June 30, 1998, management now believes it is more likely than not that such deferred tax assets will be realized.

Interest Income - Interest income related to the Company's loan and investment portfolio for the nine months ended September 30, 1998 was $11.7 million as compared with $908,000 for the nine months ended September 30, 1997. The three months ended September 30, 1997 was the first quarter of the Company's operations following the acquisition of the bank charter. The Company recognized interest income on loans purchased from CFB and on investment securities purchased with proceeds from the Offering during that quarter. The increase in interest income for the nine months ended September 30, 1998 as compared to 1997 is a result of the growth of the operations of the Bank.

Interest Expense - For the nine months ended September 30, 1998, $6.6 million in interest expense was recorded as a result of the Company's increase in customer deposits. Interest expense of $605,000 was recorded during the nine months ended September 30, 1997 as the Company transferred its deposits to Net.B@nk from CFB and began paying interest on those deposits during the three months ended September 30, 1997. In addition, during the nine months ended September 30, 1998, the Company recorded approximately $605,000 in interest expense associated with short-term borrowings under its line of credit agreements.

Net Interest Income - Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. With the growth in the Company's operations, net interest income increased to $4.5 million for the nine months ended September 30, 1998 as compared to $304,000 for the nine months ended September 30, 1997.

Provision for Loan Losses - In connection with the purchase of various loan portfolios, the Company assesses the inherent loss in the portfolios and records the necessary allowance by adjusting the premium or discount associated with each portfolio. In addition to this allowance, the Company then records an additional allowance pervasive to all loans. The Company recorded a $16,000 provision for loan loss for the nine months ended September 30, 1998 as compared with $392,000 recorded during the nine months ended September 30, 1997. The allowance for loan losses is maintained at a level estimated to be adequate to provide for potential losses in the loan portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors.

Noninterest Income - For the nine months ended September 30, 1998, the Company recorded approximately $416,000 in loan and deposit service charges and fees as compared with $29,000 recorded during the nine months ended September 30, 1997. The significant increase in service charges from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 was driven by the significant increase in both the loan and deposit portfolios.

Noninterest Expenses - Noninterest expenses decreased 21% or $820,000 for the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997. The primary component of the decrease during the nine months ended September 30, 1998 was a $1.4 million decrease in the amortization of the service contract with affiliate as the service contract was fully amortized during the second quarter of 1997. In addition, salaries and benefits decreased $1.0 million as certain services were outsourced by the Company and $450,000 of bonuses were paid to the employees of the Company upon completion of the Offering in July 1997. These decreases were partially offset by increases in marketing, outside services, data processing, occupancy, and other expenses as the Company moved to its new offices and began soliciting and serving new deposit customers.

Stock Options.

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

During the nine months ended September 30, 1998, the Company awarded 23,000 incentive stock options at an exercise price of $11.25 per share on January 12, 1998, 3,000 incentive stock options at an exercise price of $16.75 per share on February 12, 1998 and 64,000 incentive stock options at an exercise price of $15.75 per share on August 31, 1998. Grant prices approximated fair value of the stock at the grant date. Also, during the nine months ended September 30, 1998, 2,075 stock options were exercised at a price of $3.62 and 16,856 options were terminated.

New Accounting Standards.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company will adopt SFAS 131 in its financial statements for the year ending December 31, 1998, and is not expected to impact the Company's financial statements.

In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") was issued. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The Company will adopt SFAS 132 in its financial statements for the year ending December 31, 1998. SFAS 132 is not expected to have an effect on the Company's financial statements.

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 is not expected to have an effect on the Company's financial statements.

Year 2000

The Company is working to resolve the potential impact of the Year 2000 on the ability of the computerized information systems it uses to accurately process information that may be date sensitive. Any of the programs it uses that recognize a date using "00" as the year 1900 rather than the Year 2000 could result in errors or system failures that could ultimately cause Net.B@nk or its service providers to become unable to process customer transactions and could thereby require Net.B@nk to cease operations pending resolution of the problem. Such an eventuality would materially adversely affect the Company's business, financial condition, and results of operations. Accordingly, management is devoting significant attention to identifying Year-2000 issues and testing its in-house and external systems for Year-2000 compliance. To date, the Company has incurred Year 2000 remediation costs of approximately $13,000 and has budgeted approximately $25,000 for total remediation costs. The Company has been utilizing working capital to fund its Year-2000 compliance program and anticipates that it will continue to do so.

The Company began testing its in-house information technology ("IT") systems during the second quarter of 1998 and is continuing such testing during the third and fourth quarters of 1998, with an OTS-mandated completion date of December 31, 1998. Management has not identified, and does not anticipate, any significant risks or issues relating to non-IT systems.

The Company is also assessing the Year-2000 compliance of its outside vendors and service providers, who include but are not limited to BISYS and CheckFree. Because the Company primarily contracts with outside vendors for its computer application programs, management believes the Company's principal risk relating to Year-2000 issues lies in the potential inability of those vendors to process date sensitive information involving the Year 2000. The Company expects to begin testing the systems provided by these vendors for Year-2000 compliance beginning in the fourth quarter of 1998, with an OTS-mandated completion date of June 30, 1999. In addition, management is contacting each of the Company's vendors to obtain a commitment that they are or will timely be Year-2000 complaint. If such assurances are not forthcoming, or if management believes for any reason that any of its vendors will not be Year-2000 compliant when required, management plans to contract with other vendors that would be able to provide similar services at similar costs. Although no assurances can be given, management believes that such vendors are and will be available. Alternatively, the Company could bring the outsourced services in-house by licensing the applicable software and converting it to run on the Company's platforms or form a correspondent relationship with an unaffiliated Year-2000 compliant bank that could service Net.B@nk's customers and accounts until the Company could provide such services on a Year-2000 compliant basis. Management believes that the Company could implement any of the forgoing contingency plans without a material interruption in its business and without a material adverse effect on the Company's results of operations.

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


                                            NET.B@NK, INC.


                                            By: /s/ Robert E. Bowers
                                               --------------------------------
                                               Robert E. Bowers
                                               Chief Financial Officer



Dated: November 12, 1998