Form 10-K
period 1998-12-31
NETBANK INC
filed 1999-03-31
CIK 1035826

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR FISCAL YEAR ENDED DECEMBER 31, 1998 OR

  / / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-22361

                           --------------------------

                                 NET.B@NK, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                  GEORGIA                              58-2224352
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

     950 NORTH POINT PARKWAY, SUITE 350                   30005
            ALPHARETTA, GEORGIA                        (Zip Code)
  (Address of Principal Executive Offices)

                                 (770) 343-6006
              (Registrant's Telephone Number, Including Area Code)

    Securities registered pursuant to Section 12(b) of the Act: NONE.

    Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

                           --------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such common equity as of March 8, 1999: $384,619,525

    Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,598,495 shares of Common Stock at March 8, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part II.

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 22, 1999, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Net.B@nk (the "Bank") is the largest federally-insured bank operating exclusively on the Internet. Our mission is to profitably provide a broad range of banking and financial services to the growing number of Internet users. Our low-cost branchless business model has allowed us to attain profitability within a year of acquiring our bank charter while continuing to pass along our operating cost savings to customers in the form of attractive interest rates and low fees. We strive to maintain high asset quality by employing conservative credit policies. We plan to attract new accounts through national awareness of the "Net.B@nk" brand name and to capitalize on increasing consumer use of the Internet.

    During 1998, the Bank's customer accounts grew from 4,755 to 17,408, deposits grew from $58.7 million to $283.6 million and total assets grew from $93.2 million to $388.4 million. We believe our growth is attributable to increasing consumer use of the Internet and our ability to offer a broad array of convenient, cost-effective, secure banking services to this growing customer base.

INDUSTRY BACKGROUND

    THE INTERNET

    The Internet enables millions of people worldwide to access news and information, communicate with each other and conduct business electronically. According to International Data Corporation, the number of worldwide Internet users is projected to grow from an estimated 97.3 million in 1998 to an estimated 319.8 million by 2002. Additionally, Jupiter Communications estimates that 27.4 million United States households were on-line (i.e., had access to the Web, used a consumer on-line service or sent e-mail) in 1997 and that an estimated 61.4 million households are expected to be on-line in 2002.

    The Internet has become a significant marketplace for buying and selling goods and services. International Data Corporation forecasts that total worldwide commerce on the Internet will grow from an estimated $32.4 billion in 1997 to an estimated $425.7 billion in 2002. With the emergence of the Internet as a globally accessible, fully interactive medium, many companies that have traditionally conducted business in person, through the mail or over the telephone are increasingly using electronic commerce. Many consumers are showing strong preferences for transacting certain types of business, such as paying bills, booking airline tickets, trading securities and purchasing consumer products, electronically rather than in person or over the telephone. Individuals can now conduct these transactions virtually anywhere at any time. Many consumers have accepted and even welcomed self-directed on-line transactions because such transactions can be faster, less expensive and more convenient than transactions conducted through a human intermediary.

    In addition to its use as a general commercial medium, the Internet has rapidly emerged as a means of providing financial services. Many companies are increasingly offering a variety of financial services, including credit cards, brokerage services, insurance products and banking services, via the Internet, and finance-related Web sites continue to grow in popularity.

ELECTRONIC BANKING

    The increasing levels of commerce transacted on the Internet has prompted the development of electronic banking delivery systems. These forms of electronic delivery systems provide convenience for customers and allow financial institutions to lower their overhead costs. The two types of electronic banking currently available, PC-based home banking and Internet banking, are very different. The characteristics of each are as follows:

    - PC-BASED HOME BANKING. PC-based home banking requires PC-based financial services software products such as Intuit's QUICKEN, Microsoft's MONEY or a bank's proprietary software. Each product carries its own set of instructions that the customer must learn before commencing any banking transactions. The software resides on the customer's PC along with his or her account data and requires a dial-up modem and manual downloading. Consequently, customers must conduct PC-based home banking from the PC containing the customer's software and account data. Customers generally must back up their account data at frequent intervals to counteract the risk of losing data. Because the customer must connect with the financial institution via modem and download his or her account data, real-time transactions are not generally possible.

    - INTERNET BANKING. Unlike PC-based home banking, Internet banking requires only a secure Web browser for access to the Internet and the financial institution. Internet banking requires no particular software and does not restrict the customer's operations to the location of his or her PC. Instead, the customer accesses the financial institution through the Internet and deposits or transfers funds, pays bills or transacts other business on a real-time basis. Account data remains stored on the bank's secure server at all times, protected by technology designed specifically to safeguard such information. No downloading or back-up is required, as the bank's server backs up all data and transactions on a continuous basis. With Internet banking, the information presented to the customer remains current at all times.

    The use of electronic banking delivery systems, and particularly Internet banking, is growing as consumers find that electronic banking is both convenient and cost-effective. According to Jupiter Communications, the number of on-line banking households in the United States is projected to grow from an estimated
4.5 million in 1997 to an estimated 17.1 million in 2002. Jupiter Communications further indicates that the percentage of these on-line banking households utilizing Internet banking is projected to rise from an estimated 8% in 1996 to an estimated 80% in 2000.

    Demographic surveys indicate that Internet users represent an ideal target market for Internet banking. Recent studies by Jupiter Communications revealed that, in the United States, approximately 49% of Internet users are college graduates and that approximately 30% are engaged in professional or managerial occupations. The survey also indicated that the median age of Internet users is 33, that approximately 61% of Internet users are under the age of 45 and that the average annual income of an Internet user is over $60,000. The attractive demographics of Internet users facilitate the growth of Internet banking. Internet users tend to be young and mobile and thus comfortable with and receptive to the convenience of on-line commercial transactions. We believe that as Internet users enter their prime earnings and savings years, there will be an increased demand for high-yielding savings products. Additionally, Internet users tend to be professionals with limited amounts of discretionary time and are attracted to the convenience of "one-stop shopping" for a full range of financial services.

THE NET.B@NK SOLUTION

    As the first federally-insured bank to operate solely on the Internet, the Bank believes it has a competitive advantage relative to on-line banks with a less established operating history. In addition, the Bank believes it has a competitive cost advantage over traditional banks. We also believe our established position in the marketplace provides us with a competitive advantage in view of the lead time required for potential competitors to start an Internet bank. We intend to continue to capitalize on this advantage by aggressively seeking new customers in order to further build market share.

    Net.B@nk's customer demographics parallel those of the general Internet population and illustrate the Bank's appeal to households with relatively high incomes. According to John H. Harland Company, as of September 1998, Net.B@nk's customers had an average age of 44 and a median annual household income in excess of $50,000. Net.B@nk is ideally positioned to participate in the rapid growth of the Internet and on-line banking based on its:

    - ATTRACTIVE INTEREST RATES AND LOW FEES. The Bank's operating costs are generally lower than those of traditional "bricks and mortar" banks because it does not require a traditional branch network to generate deposits and conduct operations. The Bank passes its savings in operating costs on to customers by offering attractive interest rates and low fees in order to generate deposits without sacrificing profit margins. We believe the Bank's unique business model differentiates it from traditional banks offering Internet banking services because they frequently offset the incremental expense of their Internet banking services by charging additional fees.

    - CONVENIENCE AND EASE OF ACCESS. We believe the Bank provides customers with a higher level of convenience than can be achieved in a traditional bank branch or through PC-based home banking. The Internet allows our customers to conduct banking activities on a real-time, 7-day-a-week, 24-hour-a-day basis from any PC, wherever located, using a secure Web browser. In addition, the Bank's Web site and electronic banking software are designed to be user-friendly and to expedite customer transactions with the Bank.

    - BROAD SELECTION OF PRODUCTS AND SERVICES. The Bank offers a broad array of products and services that customers would typically expect from a traditional bank. These products and services include checking and money market accounts, certificates of deposit, electronic bill paying, debit cards, credit cards, mortgage loans, business equipment leases and securities brokerage services. We intend to continue to develop additional products and services such as insurance products, consolidated account statements, home equity loans and home equity lines of credit.

    - HIGH-QUALITY SERVICE AND CUSTOMER SATISFACTION. We continually seek ways to enhance customer satisfaction. For example, unlike many other banks, we offer services such as electronic bill payment and ATM cards without service charges. We also emphasize responsive, courteous customer service and employ a staff of approximately 20 customer service representatives (representing approximately 50% of our employees) and five temporary employees who respond to inquiries from existing and potential customers and process new accounts. Customers can access account data and information regarding products and services 24 hours a day and can currently reach our customer service representatives 18 hours a day by telephone or e-mail. At present, we are reviewing plans to expand our customer service hours. We strive for the highest level of customer satisfaction and believe the significant growth in our customer base illustrates our ability to meet our customers' needs.

    - ADVANCED SECURITY. A significant barrier to on-line financial transactions has been the secure transmission of confidential information over public networks. The Bank uses sophisticated technology to provide what we believe to be among the most advanced security measures currently available in the Internet banking industry. All banking transactions are encrypted and all transactions are routed from the Internet server through a "firewall" that limits access to the Bank server. The Bank's systems automatically detect attempts by third parties to access other users' accounts and feature a high degree of physical security, secure modem access, service continuity and transaction monitoring. See "--Security."

GROWTH STRATEGY

    Our objective is to become the leading provider of a full range of on-line financial services. We intend to accomplish this objective by implementing the following strategies:

    - BUILD NATIONAL BRAND AWARENESS THROUGH INCREASED MARKETING EFFORTS. We are significantly expanding our marketing program and are working with nationally known advertising and public relations agencies to build national awareness of the "Net.B@nk" name through a variety of marketing initiatives. These initiatives include expanding our advertising media to include print and direct mail campaigns; continued advertisement on targeted portals such as Yahoo!, Infoseek and Excite and Web sites such as Bank Rate Monitor, Motley Fool and Money.com; and continued pursuit of strategic alliances with other Internet financial services providers. To fund these initiatives, the Company has increased its marketing expenses from approximately $695,000 for 1998 to a budgeted $3.6 million for 1999. By increasing our marketing efforts, we believe that we can expand brand awareness of the Bank on a national scale and significantly increase our customer base. See "-- Marketing."

    - LEVERAGE LOW COST STRUCTURE. The Bank's operating costs are generally lower than those of traditional "bricks and mortar" banks because it does not require a traditional branch network to generate deposits and conduct operations. This is demonstrated by the Bank's low ratio of 1998 noninterest expense to average earning assets of 2.1% as compared to 4.4% for commercial banks with $300 million to $500 million in assets (based on data provided by FDIC Institution Directory). Additionally, the Bank's ratio of total assets per employee was $13.9 million as of December 31, 1998 as compared to $2.4 million for commercial banks with $300 million to $500 million in assets (based on data provided by FDIC Institution Directory). The Bank passes its operating cost savings on to customers by offering more attractive interest rates on deposit accounts and lower fees than those offered generally by traditional banks. We believe this strategy attracts deposits without sacrificing profit margins. We intend to continue to leverage the fixed-cost aspect of our branchless business model to enhance profitability.

    - OFFER A BROAD ARRAY OF PRODUCTS AND SERVICES. Our objective is to attract customers seeking to combine the convenience of Internet banking with the broad array of products and services typically offered by traditional banks. Toward this end, the Bank's product and service offerings include checking and money market accounts, certificates of deposit, electronic bill paying, debit cards, credit cards, mortgage loans, business equipment leases and securities brokerage services. We intend to continue to develop additional products and services such as insurance products, consolidated account statements, home equity loans and home equity lines of credit. See "--Products and Services."

    - GENERATE NONINTEREST INCOME THROUGH CROSS-MARKETING INITIATIVES. To generate additional noninterest income and enhance customer loyalty, the Bank cross-markets a variety of non-deposit products. We offer credit cards, mortgage loans, business equipment leases, securities brokerage services and other noninterest income-generating products to existing and potential depositors through various marketing techniques, such as our Web site, e-mail, on-line advertising and telemarketing. This strategy enables the Bank to generate additional earning assets and fee income from a growing customer base.

    - MAINTAIN HIGH ASSET QUALITY. The Bank's loan portfolio strategy is to maintain a conservative loan mix consisting of home mortgage, home equity, consumer and construction loans with an emphasis on high credit quality. At the Bank's current stage of development, it is more cost-effective for the Bank to purchase most of its loans or act as a participating lender with other banks rather than originating its own loans. This decreases the Bank's expenses and allows the Bank to reduce its loan loss exposure by diversifying its portfolio. The Bank also emphasizes a conservative securities investment strategy by investing in fixed income securities such as United States Treasury obligations, collateralized mortgage obligations and mortgage-backed securities issued by agencies such as Fannie Mae and Freddie Mac. See "--Lending and Investment Activities."

    - OUTSOURCE OPERATIONAL FUNCTIONS. To enhance the flexibility and scalability of its operations, the Bank outsources its principal operational functions to leading service providers such as NCR Corporation ("NCR"), The BISYS Group, Inc. ("BISYS") and CheckFree Corporation ("CheckFree"). NCR provides a secure server for the electronic banking software licensed to the Bank by Edify Corporation ("Edify"). CheckFree provides electronic bill paying systems for the Bank and BISYS processes the Bank's transactions and interfaces with NCR's secure server. In each of these relationships, the Bank benefits from the service provider's expertise and economies of scale while retaining the flexibility to take advantage of changes in available technology without affecting customer service. The Bank can also respond easily to growth because these third-party service providers have the capacity to process a high volume of transactions. See "--Operations-Service Providers."

PRODUCTS AND SERVICES

    DEPOSIT PRODUCTS AND SERVICES. The Bank offers a variety of deposit products at attractive interest rates in order to build its customer base. The Bank is able to offer attractive interest rates as a result of its low operating costs. It also attracts customers by offering convenient services such as free electronic bill payment, overdraft protection and ATM cards. The Bank's deposit products and services include:

    - DEPOSIT PRODUCTS. The Bank offers two types of interest-bearing checking accounts, a money market account and 6-, 12- and 30-month certificates of deposit. The Bank has consistently offered interest rates on its deposit accounts that are higher than the national average.

    - BILL PAYMENT SERVICE. Through services provided by CheckFree, customers can pay their bills on-line through electronic funds transfer or a written draft prepared and sent to the creditor. The Bank does not charge a fee for this service.

    - OVERDRAFT PROTECTION. Overdraft protection is available to all interest checking customers who qualify. Customers with interest checking accounts may apply for overdraft protection on-line for amounts up to $5,000. If a customer has both a money market and an interest checking account, the Bank automatically establishes overdraft protection between those accounts.

    - ATM CARDS. Each customer automatically receives an ATM card when he or she opens an account. Customers can access their accounts at ATMs affiliated with the Cirrus, Honor and Avail networks. The Bank does not charge its own fee for ATM usage, but fees are generally imposed by the operator of the ATM.

    LENDING PROGRAMS. To generate fee income and provide a convenient service to its customers, the Bank offers on-line loans and credit cards as described below.

    - MORTGAGE LOANS. The Bank's Web site enables customers to obtain interest rate quotes and apply for mortgage loans on-line. The Bank has an agreement with First Mortgage Network ("FMN"), whereby the Bank acts as a loan originator on behalf of FMN. The Bank has similar agreements with E-loan, Inc. ("E-loan") and Fidelity Mortgage Services, Inc. ("Fidelity") pursuant to which they forward mortgage applications to the Bank. Applications received directly through the Bank's Web site are processed and closed by FMN. Applications received indirectly from either FMN, E-loan, or Fidelity are processed by such lender, which receives funding from the Bank and closes the loans. The Bank funds each loan that meets its underwriting criteria and sells the loans received directly through the Bank's Web site to FMN or, in the case of loans received indirectly, to the lender from which it was received, in each case with the servicing released. The loans are presold to the same sources at the time of closing so that the Bank does not bear any material risk of loss. The Bank generally carries loans receivable on its books for an average of approximately 30 days while it is awaiting receipt of sale proceeds. During this time, the Bank receives interest on the outstanding balance at the rate stated in the mortgage note. The Bank receives a portion of the loan origination fee for providing these funding services. We plan to expand the Bank's loan offerings to include home equity loans, home equity lines of credit and automobile loans. We also offer home mortgage loans that the Bank originates and retains for its own portfolio. See "--Lending and Investment Activities."

    - CREDIT CARDS. The Bank offers its customers Visa-Registered Trademark- and MasterCard-Registered Trademark- credit cards issued by The Bankers Bank for no annual fee. The Bankers Bank carries the credit card loans on its books and the Bank has an income-sharing arrangement with The Bankers Bank. Customers can apply for these credit cards on-line. The cards prominently display the "Net.B@nk" logo with the Visa or MasterCard emblem appearing in the lower right corner of the card.

    NON-BANKING FINANCIAL SERVICES. To serve as a single convenient source for the financial services needs of Internet users and to generate additional noninterest income, the Bank offers a full range of non-banking financial services designed to attract and retain customers. These services currently include securities brokerage and business equipment leasing services and in the future will include several new services such as insurance products.

    - SECURITIES BROKERAGE SERVICES. The Bank has contracted with UVEST Investment Services ("UVEST"), a discount brokerage service, to provide its customers with access to a full line of financial services and investment products. The Bank has a fee-sharing agreement with UVEST Customers can purchase securities without writing checks to their brokers, as trading fees are automatically deducted from their checking or money market accounts with the Bank. Investment proceeds are automatically deposited into the customer's deposit account with the Bank. Customers enjoy 24-hour on-line access, real-time quotes, low commissions and a professional brokerage staff.

    - BUSINESS EQUIPMENT LEASING. In October 1998, the Bank entered into an agreement with Republic Leasing Company ("Republic") that allows the Bank's customers, many of whom are independent business owners or managers, to lease small business equipment through Republic. The Company has a fee sharing agreement with Republic. Leases range in amounts from $5,000 to $500,000 and cover virtually all types of business equipment. Republic provides advice, comparison quotes and immediate equipment lease financing and holds and services all of its leases.

    FUTURE PRODUCTS AND SERVICES. To generate additional interest and fee income and enhance customer convenience, the Bank plans to introduce in the future a variety of new products and services. These products and services may include insurance products, home equity loans, home equity lines of credit, a proprietary credit card, consolidated account statements, financial planning and asset allocation services and a system that will allow customers to download their personal financial account data directly into commercial financial services software.

LENDING AND INVESTMENT ACTIVITIES

    The Bank's loan portfolio strategy is to maintain a conservative loan mix consisting of home mortgage, home equity, consumer and construction loans with an emphasis on high credit quality. At the Bank's current stage of development, it is more cost-effective for the Bank to purchase most of its loans or act as a participating lender with other banks rather than originating its own loans. This decreases the Bank's expenses and allows the Bank to reduce its loan loss exposure by diversifying its portfolio. As it grows, the Bank will continue to develop its portfolio through purchases, participations and originations.

    The Bank builds its loan portfolio in the following ways:

    - PURCHASES. The Bank acquires most of its loans by purchasing packages of specific types of loans, such as mortgage, home equity and consumer loans, with each package consisting of loans with similar principal amounts, interest rates and asset quality. The Bank also purchases portions of commercial loan pools, with the seller retaining a portion of the loans to decrease the Bank's risk. As of December 31, 1998, purchased loans accounted for approximately $240.9 million, or 86%, of the Bank's loan portfolio.

    - PARTICIPATIONS. The Bank acts as a participating lender in commercial and large construction loans with varying banks in the Southeast, including The Bankers Bank. We anticipate expanding our participations in construction loans to include loans originated nationwide in order to take advantage of lower prices for these loans in less competitive geographic areas. As of December 31, 1998, participations accounted for approximately $36.9 million, or 13%, of the Bank's loan portfolio.

    - DIRECT ORIGINATION. The Bank originates a small number of loans directly with its customers. As of December 31, 1998, these loans accounted for approximately $2.6 million, or one percent, of the Bank's loan portfolio.

    In addition, as described in "--Products and Services--Lending Programs--Mortgage Loans," the Bank has an agreement with FMN whereby the Bank acts as a loan originator on behalf of FMN and has similar agreements with E-loan and Fidelity. From May 1998, when the Bank began providing services under these agreements, to December 31, 1998, the Bank funded $142.1 million of loans for third parties. As of December 31, 1998, the Bank had $23.2 million in loan sale proceeds receivable relating to these agreements. In the future, the Bank may retain a portion of such loans for its own portfolio.

    The Bank's loan committee establishes underwriting standards and criteria for the Bank's loan portfolio and monitors the portfolio on an ongoing basis. The loan committee applies the same underwriting standards to all of the Bank's loans, regardless of how they are originated. The Bank has also retained an outside consulting firm to assist the loan committee in its review of the loan portfolio and to conduct due diligence on purchased loans.

    In addition to loans, the Bank invests deposit funds in various fixed income securities. Our philosophy of high credit quality also guides our investment decisions. The Bank's fixed income securities portfolio is comprised primarily of United States Treasury obligations, collateralized mortgage obligations and mortgage-backed securities issued by agencies such as Fannie Mae and Freddie Mac.

MARKETING

    Our marketing strategy is aimed at making Net.B@nk the leading brand in the Internet financial services market. Our marketing strategy is designed to grow our customer base and includes targeted advertising on the Internet and other media, developing strategic partnerships that will enhance our product and service offerings and fostering public relations. We currently market the Bank's products and services by placing banner ads on portals such as Yahoo!, Infoseek and Excite and Web sites such as Bank Rate Monitor, Motley Fool and Money.com that we believe will attract the Bank's target customers. The Bank also derives a marketing benefit from media coverage that the Bank generates through its public relations campaign. We believe such coverage increases the general public's awareness of the Bank and attracts new customers. In addition to these advertising and public relations activities, we continually seek to form product and marketing alliances with other Internet financial services providers such as E-loan, Republic and UVEST to broaden our product and service offerings and appeal to a broader customer base.

    We are currently expanding our marketing strategies to extend beyond our on-line advertising and public relations campaigns. New initiatives will include print advertisements in publications aimed at our target customers and potential strategic partners, direct mail marketing, co-branded credit cards and other strategic partnerships with Internet financial services providers. We plan to allocate the majority of our advertising budget to on-line advertising because we believe it is a rapidly growing medium that best reaches our target audience. We also plan to increase our cross-marketing initiatives to existing customers.

    We realize that our new marketing strategy will require a significant investment of resources and a commitment to pursue new marketing relationships. Toward this end, we have increased our marketing expenses from approximately $695,000 for 1998 to a budgeted $3.6 million for 1999. We plan to hire additional marketing support staff and believe that a significant increase in our investment in marketing initiatives will enable the Bank to increase its name recognition and grow its customer and deposit base on a national scale.

COMPETITION

    We believe that the principal competitive factors in the banking industry are market presence, customer service, convenience, interest rates and product offerings. While the banking industry is highly competitive, we believe we compete effectively with our principal competitors, which are traditional banks, Internet banks and other financial services providers. We believe the Bank's low cost structure, which allows it to offer attractive interest rates and low fees, gives it a competitive advantage over traditional banks, which must support a physical branch structure. We also believe the Bank's operating history and name recognition give it an advantage over other independent Internet banks, which are still in the early stages of operation. Furthermore, the Bank is able to offer a broader array of products and services than many non-bank financial services providers. However, most of the Bank's competitors have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories than the Bank. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of Internet commerce.

OPERATIONS

    ACCOUNT ACTIVITY. Customers can access the Bank through any Internet service provider by means of an acceptable secure Web browser. When customers access the Bank's service menu, they can open a new account, review the status of an existing account or engage in a transaction. To open a new account, the customer completes the on-line enrollment form on the Bank's Web site, prints the signature card, signs it and mails it to the Bank. Customers can make deposits into an open account at the Bank via direct deposit programs, by transferring funds between accounts at the Bank, by wire transfer, by mail or in person at the Bank's principal executive offices. No teller line is maintained, however, and the Bank does not have or intend to establish a physical branch system. Customers can also make withdrawals and have access to their accounts at ATMs that are affiliated with the Cirrus, Honor and Avail networks, which provides added customer convenience. Customers can apply for loans, review account activity, enter transactions into an on-line account register, pay bills electronically, conduct brokerage transactions, receive statements by mail and print bank statement reports from any PC with a secure Web browser, regardless of its location.

    SERVICE PROVIDERS. We have negotiated relationships with a select group of service providers who not only provide the Bank with significant quality, security, reliability, performance and marketing capabilities, but also play an integral role in implementing the Bank's full financial services strategy. Because it outsources its principal operational functions to experienced third-party service providers that have the capacity to process a high volume of transactions, the Bank can respond easily to growth. Moreover, we have preserved a degree of flexibility that enables us to assess and evaluate our product offerings and delivery structure on an ongoing basis and to incorporate other alliance opportunities as they present themselves. Should any of these relationships terminate, however, we believe we could secure the required services from an alternative source without material interruption of the Bank's operations. Our principal service providers are described below:

    - NCR. NCR provides operational support for the Bank's Internet banking and bill payment applications. Specifically, NCR provides a secure Web site, software that performs services relating to the Bank's infrastructure and other electronic banking services. NCR also hosts Edify's electronic banking software on its secure server and provides the interface necessary to link the Bank's servers with those used by BISYS and CheckFree.

    - BISYS. The Bank receives core systems processing services, such as deposit account, loan and year-end processing services, from BISYS. The BISYS server interfaces with NCR's secure server and verifies customer passwords and identification. BISYS also operates the Bank's ATM and debit card systems.

    - EDIFY. Edify licenses its Electronic Banking System and Electronic Workforce software, a suite of Internet banking applications, to the Bank. Edify also maintains the software and provides consulting services as needed.

    - CHECKFREE. CheckFree provides electronic bill paying services to the Bank's customers. Customers can pay their bills on-line through electronic funds transfer or a written draft prepared and sent to the creditor.

    - UVEST. UVEST provides discount brokerage services to the Bank's customers. UVEST executes the trades and receives a commission that is automatically deducted from the customer's deposit account. The Bank also charges customers an account fee and an additional fee for each stock trade.

    - FIRST MORTGAGE NETWORK. FMN processes mortgage loan applications submitted through the Bank's Web site. It reviews the application, contacts the customer and closes the loan for the Bank.

SECURITY

    The Bank's ability to provide its customers with secure financial services over the Internet is of paramount importance. Management continually evaluates the Internet systems, services and software used in the Bank's operations to ensure that they meet the highest standards of security. The following are among the security measures that are in place:

    ENCRYPTED TRANSACTIONS. All banking transactions and Internet communications are encrypted so that sensitive information is not transmitted over the Internet in a form that can be read or easily deciphered. Encryption of Internet communications is accomplished through the use of the Netscape Secure Sockets Layer ("SSL") technology. SSL is the standard for encryption on the Internet and is currently used by Netscape's NAVIGATOR (Version 2.0 or higher) and Microsoft's INTERNET EXPLORER (Version 3.0 or higher). Messages between the Bank server and BISYS are encrypted using DES encryption, which is described in "--Isolated Bank Server" below.

    SECURE LOGON. To eliminate the possibility that a third party may download the Bank's or a customer's password file, user identification and passwords are not stored on the Internet or the Web server. Furthermore, passwords are strings of six to eight alpha-numeric characters, which makes the chance that a password can be randomly guessed less than one in one trillion.

    ISOLATED BANK SERVER. The computer used to provide the Bank's services cannot be accessed directly through the Internet. It is on a private connection, or intranet, that provides two-way communication between the isolated bank server and the NCR Internet Server. Consequently, an Internet user cannot directly access the computer that actually provides the Bank's services.

    All banking services are routed from the NCR server through a firewall. The firewall is a combined software and hardware product that precisely defines, controls and limits the access to "internal" computers from "outside" computers across a network. Use of this firewall means that only authenticated bank customers or administrators may send or receive transactions through it, and the firewall itself is immune to penetration from the network. In other words, the firewall is a mechanism used to protect the Bank server from the freely accessible Internet. Furthermore, all messages sent or received between the NCR server and the Bank server are encrypted using DES encryption. This is a symmetric key algorithm and is highly secure because it is not susceptible to standard ciphertext attacks. Thus, even if a perpetrator were able to route a message to the Bank server through the firewall, the message could not be encrypted in a way that would be considered valid by the server. As a result, the Bank server would reject the message.

    AUTHENTICATED SESSION INTEGRITY. An authenticated user is any user who signs onto the Bank site with a valid user ID and password. Although the vast majority of authenticated users are legitimate bank customers, the Bank server is programmed to limit exposure to an authenticated user who is attempting to defraud the Bank. If the authenticated user alters the URL (the command or request that is sent from the browser to the server) in any way in an attempt to gain access to other users' accounts, the Bank server immediately detects that the session integrity variables have been violated. The Bank server will immediately stop the session and record the attempt in a log so that the Bank's staff can investigate.

    PHYSICAL SECURITY. All servers and network computers reside in secure NCR facilities. Currently, computer operations supporting the Bank's Internet access are based in Columbia, Maryland with backup facilities in Dayton, Ohio. Only employees with proper photographic identification may enter the primary building. The computer operations are located in a secure area, with admission only by key card. Access to the bank server console requires further password identification.

    SECURE MODEM ACCESS. The Bank server and BISYS are connected by a private line that is not accessible from the public network. The Bank server is connected to CheckFree by a similar private connection. A dial-up maintenance port also permits access to the Bank server, The modem that provides the only access to this port is specially protected and is only enabled on an as-needed basis.

    SERVICE CONTINUITY. NCR and BISYS each provide a fully redundant network with no single point of failure. The Bank server is also "mirrored" so that hardware failures or software bugs should cause no more than a few minutes of service outage. "Mirroring" means that the Bank server is backed up continuously so that all data is stored in two physical locations. This network and server redundancy ensures that access to the Bank will be reliable. However, if customers are not able to access the Bank over the Internet, customers will retain access to their funds through several means, including paper checks, ATM cards, customer service and an automated telephone response system.

    MONITORING. All customer transactions on the Bank server in BISYS and in CheckFree produce one or more entries into transactional logs. NCR and the Bank recognize that it is critical to monitor these logs for unusual or fraudulent activity. As mentioned previously, any attempt by an authenticated user to modify the command or request that is sent from the browser to the server will be logged. Additionally, all financial transactions will be logged. Bank personnel review these logs regularly, and any abnormal or unusual activity will be noted and appropriate action will be taken either by the Bank, NCR or both. Ultimately, vigilant monitoring is the best defense against fraud.

    The preceding security measures are designed to ensure that the Bank is set up in a secure manner. However, over the long term, the security of the Bank depends upon the procedures and standards used for administration of the Internet site. Both NCR and BISYS are required to obtain SAS 70 certification from a national accounting firm. This is a certification by independent auditors that the NCR and BISYS computer systems are being managed and operated in a manner consistent with accepted practices. Both BISYS and NCR have received this certification.

    We believe the risk of fraud presented by Internet banking is not materially different from the risk of fraud inherent in any banking relationship. We believe the three principal reasons for a breach in bank security are: (i) misappropriation from the user of the user's account number or password, (ii) penetration of the bank's server by an outside "hacker" and (iii) fraud committed by an employee of the bank or one of its service providers. Both traditional banks and Internet banks are vulnerable to these types of fraud. By establishing the security measures described above, we believe the Bank has reduced its vulnerability to the first two types of fraud. To counteract fraud by employees, associates and consultants, we have established internal procedures and policies designed to ensure that, as in any bank, proper control and supervision is exercised over employees, associates and consultants. We also counteract all types of fraud through daily examination of the Bank's transactional logs.

SUPERVISION AND REGULATION

BACKGROUND

    In connection with its approval of the acquisition of our bank charter on July 31, 1997, the Office of Thrift Supervision (the "OTS") required Net.B@nk, Inc. (the "Company") to make certain commitments with respect to its ongoing operations. These commitments included: (i) to receive prior OTS approval of any proposed change of senior management or directors for a period of three years,
(ii) to operate within the parameters of the Company's business plan as submitted to the OTS, (iii) to obtain from an independent computer security specialist an independent review of, and written report regarding, the Internet banking security measures employed by the Company, (iv) to comply with the OTS policy statement regarding on-line banking,
(v) to ensure that the Company's directors and certain executive officers and shareholders refrain from disposing of their restricted shares of Common Stock without the prior consent of the OTS until July 28, 2000, (vi) to obtain the approval of the Regional Director of the OTS with respect to any changes in the Company's stock benefit plans effected on or before July 28, 2000, (vii) to comply with OTS directives, if any, to require the exercise or forfeiture of participants' rights under the Company's stock benefit plans in the event the Bank's capital falls below minimum OTS requirements and (viii) to submit to the OTS a structured project plan describing the steps and timing required to replace the Web hosting services that were previously provided by AT&T Corp. and are now provided by NCR. The Company and its directors, executive officers and shareholders have complied with these conditions to date. On January 8, 1999, the OTS granted Carolina First permission to sell a portion of its shares of Common Stock in the Company's February 1999 secondary public offering. As a condition to its approval, the OTS required that two of the four directors initially nominated by Carolina First resign following completion of the offering and that those directors be replaced with two outside directors within six months of such resignations. The OTS also requires Carolina First's continued compliance with the condition described in clause (v) above with respect to its remaining shares of Common Stock. We do not believe that these commitments materially affect the Bank's operations.

    Carolina First currently owns more than five percent of the Company's outstanding Common Stock. As a result, Carolina First is subject to certain Federal Reserve Board regulations regarding its relationship with the Company. Consequently, until the earlier of the date that Carolina First owns less than five percent of the Company's outstanding Common Stock or July 28, 2000, the Company will not engage in any activities that are not permissible under applicable Federal Reserve Board regulations.

    Savings and loan holding companies and federal savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors of the Bank rather than shareholders of the Company. The terms bank, savings institution, savings association, federal savings bank and thrift are used interchangeably in this section to refer to savings associations such as the Bank that are subject to supervision and regulation by the OTS.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

    The Company is registered as a holding company under both the Savings and Loan Holding Company Act (the "SLHCA") set forth in Section 10 of the Home Owners Loan Act ("HOLA") and the Financial Institutions Code of Georgia ("FICG"). The Company is currently regulated under such acts by the OTS and by the Georgia Department of Banking and Finance (the "Georgia Department"), respectively. As a savings and loan holding company, the Company is required to file with the OTS an annual report and such additional information as the OTS may require pursuant to the SLHCA. The OTS also has authority to conduct, and in fact conducts, examinations of the Company and each of its subsidiaries.

    Savings and loan holding companies and their subsidiaries are prohibited from engaging in any activity or rendering any services for or on behalf of their savings institution subsidiaries for the purpose or with the effect of evading any law or regulation applicable to the institution. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that were enacted to protect the holding company's savings institution subsidiaries. A unitary thrift holding company, that is, a holding company that owns only one insured institution whose subsidiary institution satisfies the qualified thrift lender test (discussed below), is not restricted to any statutorily prescribed list of permissible activities, and the SLHCA and the FICG impose no limits on direct or indirect non-savings institution subsidiary operations.

    The SLHCA and the FICG make it unlawful for any savings and loan holding company, directly or indirectly, or through one or more subsidiaries or one or more transactions, to acquire control of another savings association or another savings and loan holding company without prior approval from the OTS and the Georgia Department, respectively. An acquisition by merger, consolidation or purchase of assets of such an institution or holding company or of substantially all of the assets of such an institution or holding company is also prohibited without prior OTS or Georgia Department approval. When considering an application for such an acquisition, the OTS and the Georgia Department take into consideration the financial and managerial resources and future prospects of the prospective acquiring company and the institution involved. This includes consideration of the competence, experience and integrity of the officers, directors and principal shareholders of the acquiring company and savings institution. In addition, the OTS and the Georgia Department consider the effect of the acquisition on the institution, the insurance risk to the Savings Association Insurance Fund ("SAIF") and the convenience and needs of the community to be served.

    The OTS may not approve an acquisition that would result in the formation of certain types of interstate banking networks. The OTS is precluded from approving an acquisition that would result in the formation of a holding company controlling savings institutions in more than one state unless the acquiring company or one of its savings institution subsidiaries is authorized to acquire control of an institution or to operate an office in the additional state pursuant to a supervisory acquisition authorized under Section 13(k) of the Federal Deposit Insurance Act (the "FDIA") or unless the statutes of the state in which the institution to be acquired is located permits such an acquisition.

    Savings and loan holding companies are generally allowed to acquire or to retain as much as 5% of the voting shares of a savings institution or savings and loan holding company without regulatory approval.

BANK REGULATION

    GENERAL. The Bank is a federal savings bank organized under the laws of the United States and subject to examination by the OTS. The OTS regulates all areas of the Bank's banking operations including reserves, lending, mergers, payment of dividends, interest rates, establishment of branches and other aspects of operations. OTS regulations generally provide that federal savings banks must be examined no less frequently than every 12 months, unless the federal savings bank (i) has assets of less than $250 million, (ii) is well capitalized, (iii) was found to be well managed and its composite condition was found to be outstanding (or good, if the bank had total assets of not more than $100 million) during its last examination, (iv) is not subject to a formal enforcement proceeding or an order from the FDIC or another banking agency and
(v) has not undergone a change of control during the previous 12-month period. Federal savings banks must be examined no less frequently than every 18 months. The Bank also is subject to assessments by the OTS to cover the costs of such examinations.

    The Bank is also insured and regulated by the FDIC. The major functions of the FDIC with respect to insured federal savings banks include paying certain depositors in an amount limited by law in the event an insured bank is closed without adequately providing for payment of certain claims of depositors and preventing the continuance or development of unsound and unsafe banking practices.

    Subsidiary institutions of a savings and loan holding company, such as the Bank, are subject to certain restrictions imposed by the Federal Reserve Act, and are implemented by HOLA and OTS regulations, on any extension of credit to the holding company or any of its subsidiaries, on investment in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. Such restrictions and regulations are discussed more fully below. In addition, a holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services.

    CAPITAL REQUIREMENTS. OTS regulations require that federal savings banks maintain (i) "tangible capital" in an amount of not less than 1.5% of adjusted total assets, (ii) "core capital" in an amount not less than 3.0% of adjusted total assets and (iii) a level of risk-based capital equal to 8.0% of risk-weighted assets. Under OTS regulations, the term "core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill) and certain investments in certain subsidiaries plus 90% of the fair market value of readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships (subject to certain conditions). "Tangible capital" generally is defined as core capital minus intangible assets and investments in certain subsidiaries and does not include PMSRs. Most banks are required to maintain a "minimum-leverage" ratio related to core capital of at least 4.0% to 5.0% of adjusted total assets.

    In determining total risk-weighted assets for purposes of the risk-based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset) and (iii) the resulting amounts are added together and constitute total risk-weighted assets. "Total capital," for purposes of the risk-based capital requirement equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4.0%.

    OTS regulations have been amended to include an interest-rate risk component to the risk-based capital requirement. Under this regulation, an institution is considered to have excess interest rate risk if, based upon a 200 basis point change in market interest rates, the market value of an institution's capital changes by more than 2.0%. This new requirement is not expected to have any material effect on the ability of the Bank to meet the risk-based capital requirement. The OTS also revised its risk-based capital standards to ensure that its standards provide adequately for concentration of credit risk, risk from nontraditional activities and actual performance and expected risk of loss on multi-family mortgages.

    Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances.

    Additionally, the Georgia Department requires that savings and loan holding companies, such as the Company, must maintain a 5.0% Tier 1 capital ratio on a consolidated basis. As of December 31, 1998, the Company's Tier 1 capital ratio was 14.44%.

    PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes a regulatory matrix which requires the federal banking agencies, which include the OTS, the FDIC, the Office of the Comptroller of Currency and the Federal Reserve Board, to take prompt corrective action to deal with depository institutions that fail to meet their minimum capital requirements or are otherwise in a troubled condition. The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions, as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, FDICIA mandates that the institution be placed in receivership.

    Pursuant to regulations promulgated under FDICIA, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by FDICIA, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories: well capitalized institutions, adequately capitalized institutions, undercapitalized institutions, significantly undercapitalized institutions and critically undercapitalized institutions. The capital thresholds established for each of the categories are as follows:

                                                                                          TIER 1
                                                                     RISK-BASED         RISK-BASED
CAPITAL CATEGORY                                LEVERAGE RATIO         CAPITAL            CAPITAL
---------------------------------------------  -----------------  -----------------  -----------------
Well Capitalized.............................  5.0% or more       10.0% or more      6.0% or more
Adequately Capitalized.......................  4.0% or more       8.0% or more       4.0% or more
Undercapitalized.............................  Less than 4.0%     Less than 8.0%     Less than 4.0%
Significantly Undercapitalized...............  Less than 3.0%     Less than 6.0%     Less than 3.0%
Critically Undercapitalized..................  2.0% or less              --                 --
                                               tangible equity

    The undercapitalized, significantly undercapitalized and critically undercapitalized categories are successively inclusive; therefore, a critically undercapitalized institution would also be an undercapitalized institution and a significantly undercapitalized institution. This overlap ensures that the remedies and restrictions prescribed for undercapitalized institutions will also apply to institutions in the lowest two categories.

    The downgrading of an institution's category is automatic in two situations:
(i) whenever an otherwise well capitalized institution is subject to any written capital order or directive and (ii) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The federal banking agencies may treat institutions with applicable ratios in the well capitalized, adequately capitalized and undercapitalized categories as if they were in the next lower capital level based on safety and soundness considerations relating to factors other than capital levels. FDICIA prohibits all insured institutions regardless of their level of capitalization from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if following the payment or distribution, the institution would be undercapitalized. While the prompt corrective action provisions of FDICIA contain no requirements or restrictions aimed specifically at adequately capitalized institutions, other provisions of FDICIA and the agencies' regulations relating to deposit insurance assessments, brokered deposits and interbank liabilities treat adequately capitalized institutions less favorably than those that are well capitalized. For example, a depository institution that is not well capitalized is prohibited from accepting deposits through a deposit broker. However, an adequately capitalized institution can apply for a waiver to accept brokered deposits. Institutions that receive a waiver are subject to limits on the rates of interest they may pay on brokered deposits.

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

    Under current OTS regulations, a savings association that both before and after a proposed capital distribution has net capital equal to or in excess of its capital requirements may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators, make capital distributions in any calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the percentage by which the association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year. No regulatory approval of the capital distribution is required, but prior notice must be given to the OTS. An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the OTS. In addition, the OTS may prohibit a proposed capital distribution, which would otherwise be permitted by OTS regulations, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

    LIQUIDITY. Under OTS regulations, savings associations must maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) in each calendar quarter of not less than 4% of: (i) the amount of its liquidity base at the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding quarter. The average daily balance of either liquid assets or liquidity base in a quarter is calculated by adding the respective balance as of the close of each business day in a quarter and, for any non-business day, as of the close of the nearest preceding business day, and dividing the total by the number of days in the quarter. The OTS may, to the extent and under conditions it may prescribe, permit a savings association to reduce its liquid assets below the minimum amount to meet withdrawals or pay obligations. In addition, the OTS may suspend part or all of the minimum liquidity requirements whenever it determines that conditions of national emergency or unusual economic stress exist. Any such suspension, unless sooner terminated by its terms or by the OTS, shall terminate after 90 days, but the OTS may again suspend part or all of such requirement at any time. Savings institutions also are required to maintain short-term liquid assets to satisfy Federal Reserve Board requirements.

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

    QUALIFIED THRIFT LENDER REQUIREMENT. A federal savings bank is deemed to be a "qualified thrift lender" ("QTL") if: (i) the savings association qualifies as a domestic building and loan association, as such term is defined in section 7701(a)(19) of the Internal Revenue Code of 1986, as amended or (ii) the savings association's qualified thrift investments equal or exceed 65% of its "portfolio assets" on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FDIC and (iii) shares of stock issued by any FHLB, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (i) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, (ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance, (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions), (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals and (v) consumer loans. For purposes of the QTL test, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business and liquid assets held by the savings institution in an amount up to 20% of its total assets.

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

    LOANS TO ONE BORROWER LIMITATIONS. HOLA generally requires savings associations to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. HOLA provides exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits. A savings association may make loans to one borrower in excess of such limits under the following circumstances: (i) for any purpose, in any amount not to exceed $500,000 or (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings association's unimpaired capital and unimpaired surplus, provided other conditions are satisfied. The Federal Institutions Reform, Recovery, and Enforcement Act of 1989 provided that a savings association could make loans to one borrower to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith in amounts up to 50% of the savings association's unimpaired capital and unimpaired surplus. The OTS, however, has modified this standard by limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. That rule provides, however, that purchase money mortgages received by a savings association to finance the sale of such real property do not constitute "loans" (provided no new funds are advanced and the savings association is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loans to one borrower limitations.

    COMMERCIAL REAL PROPERTY LOANS. HOLA limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 20% of the savings association's assets, and amounts in excess of 10% of such total assets must be devoted to small business real property loans.

    COMMUNITY REINVESTMENT. Under the Community Reinvestment Act (the "CRA") and the implementing OTS regulations, federal savings banks have a continuing and affirmative obligation to help meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the boards of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The regulations promulgated pursuant to CRA contain three evaluation tests: (i) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test which will evaluate the provision of services that promote the availability of credit to low-and moderate-income areas and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds.

    FAIR LENDING. Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the FTC and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions that it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

    On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and to specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (i) overt evidence of discrimination, when a tender blatantly discriminates on a prohibited basis, (ii) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person and (iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

    FDIC INSURANCE ASSESSMENTS. Federal deposit insurance is required for all federally chartered savings associations. Deposits at the Bank are insured to a maximum of $100,000 for each depositor by the SAIF. As a SAIF-insured institution, the Bank is subject to regulation and supervision by the FDIC, to the extent deemed necessary by the FDIC to ensure the safety and soundness of the SAIF. The FDIC is entitled to have access to reports of examination of the Bank made by the OTS and all reports of condition filed by the Bank with the OTS. The FDIC also may require the Bank to file such additional reports as it determines to be advisable for insurance purposes. Additionally, the FDIC may determine by regulation or order that any specific activity poses a serious threat to the SAIF and that no SAIF member may engage in the activity directly.

    Insurance premiums are paid in semiannual assessments. Under a risk-based assessment system, the FDIC is required to calculate on a semi-annual basis a savings association's semiannual assessment based on (i) the probability that the insurance fund will incur a loss with respect to the institution (taking into account the institution's asset and liability concentration), (ii) the potential magnitude of any such loss and (iii) the revenue and reserve needs of the insurance fund. The semiannual assessment imposed on the Bank may increase depending on the SAIF revenue and expense levels, and the risk classification applied to the Bank.

    The deposit insurance assessment rate charged to each institution depends on the assessment risk classification assigned to each institution. Under the risk-classification system, each SAIF member is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "less than adequately capitalized," as such terms are defined under the OTS's prompt corrective action regulation (discussed above), except that "less than adequately capitalized" includes any institution that is not well capitalized or adequately capitalized. Within each capital group, institutions are assigned to one of three supervisory subgroups--"healthy" (institutions that are financially sound with only a few minor weaknesses), "supervisory concern" (institutions with weaknesses which, if not corrected could result in significant deterioration of the institution and increased risk to the SAIF) or "substantial supervisory concern" (institutions that pose a substantial probability of loss to the SAIF unless corrective action is taken). The FDIC will place each institution into one of nine assessment risk classifications based on the institution's capital group and supervisory subgroup classification.

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

    The financial condition of the SAIF resulted in the adoption of the Deposit Insurance Funds Act of 1996 ("DIFA"), which was enacted on September 30, 1996 as part of the Omnibus Consolidated Appropriations Act. Under DIFA, a special one-time assessment of 65.7 cents per $100 of assessable SAIF deposits was collected on November 27, 1996 and applied retroactively to SAIF deposits as of March 31, 1995. DIFA provides that special assessments are deductible under
Section 162 of the Internal Revenue Code in the year in which the assessment is paid. After collection of the special assessment, the SAIF achieved its designated reserve ratio and SAIF premium rates became the same as BIF rates. DIFA further provided that BIF and SAIF were to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters were combined by that date. The Treasury Department has submitted a report to Congress on the development of a common charter for all insured depository institutions. See "--Elimination of Federal Savings Association Charter."

    DIFA further assesses premiums for Financing Corporation Bond debt service ("FICO"). Beginning January 1, 1997, FICO premiums for BIF and SAIF became 1.3 and 6.4 basis points, respectively. Full pro rata sharing of FICO will begin no later than January 1, 2000.

    Effective January 1, 1997, SAIF members had the same risk-based assessment schedule as BIF members, which is 0 to 27 cents per $100 of deposits. FICO assessments of 1.3 cents for BIF deposits and 6.4 cents per $100 of deposits for SAIF deposits were added to the BIF-assessable base and SAIF assessable base, respectively, until December 31, 1999. Thereafter, approximately 2.4 cents per $100 of deposits will be added to each regular assessment for all insured depositors, thereby achieving full pro rata FICO sharing.

    Insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the savings association has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, if insurance termination proceedings are initiated against a savings association, the FDIC may temporarily suspend insurance on new deposits received by an institution under certain circumstances.

    FEDERAL HOME LOAN BANK SYSTEM. The FHLB System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for member savings associations. Collateral is required. The maximum amount that the FHLB of Atlanta will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Atlanta, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHLB advances that a savings association may obtain will be restricted in the event the institution fails to constitute a QTL.

    FEDERAL RESERVE SYSTEM. The Federal Reserve Board has adopted regulations that require savings associations to maintain non-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). These reserves may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the Bank's interest-earning assets.

    Savings institutions also have the authority to borrow from the Federal Reserve "discount window." Collateral is required. Federal Reserve Board regulations, however, require savings associations to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

    TRANSACTIONS WITH AFFILIATES RESTRICTIONS. Transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank.
Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to, or would be offered in, a comparable transaction with an unaffiliated party. Exemptions from, and waivers of, the provisions of Sections 23A and 23B of the Federal Reserve Act may be granted only by the Federal Reserve Board. The HOLA and OTS regulations promulgated thereunder contain other restrictions on loans and extension of credit to affiliates, and the OTS is authorized to impose additional restrictions on transactions with affiliates if it determines such restrictions are necessary to ensure the safety and soundness of any savings association. Current OTS regulations are similar to Sections 23A and 23B of the Federal Reserve Act.

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

ELIMINATION OF FEDERAL SAVINGS ASSOCIATION CHARTER

    In recent years, the Congress has considered legislation that would eliminate the federal savings association charter. If such legislation is enacted, the Bank likely would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter and the Company would again become a bank holding company subject to regulation by the Federal Reserve Board and the Georgia Department. Congress has also considered various legislative proposals that would result in the restructuring of federal regulatory oversight, including, for example, consolidation of the OTS into another agency, or creation of a new Federal banking agency to replace the various such agencies which presently exist. The Bank is unable to predict whether such legislation will be enacted or, if enacted, whether the federal savings bank charter will be eliminated.

ITEM 2. PROPERTIES

    The Company leases 7,480 square feet of office space for its headquarters and those of the Bank at 950 North Point Parkway, Suite 350, Alpharetta, Georgia 30005. The office space is subject to a lease that expires in January 31, 2005. The Company has signed a new lease for approximately 19,615 square feet of office space for a new headquarters location located at Royal Centre Three, Suite 100, 11475 Great Oaks Way, Alpharetta, Georgia 30022. We plan to move our offices to this location in the summer of 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Information regarding the quarterly high and low sales prices for the Company's Common Stock, the number of record shareholders and the Company's dividend policy is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1998 under the headings "Price Range of Common Stock" and "Dividends" and is incorporated herein by reference.

    On February 10, 1999, the Company consummated a secondary public offering in which it issued 2,430,000 shares of Common Stock at an aggregate offering price of $111,780,000, or $46.00 per share, in a firm commitment underwritten offering managed by Bear, Stearns & Co., Inc., Morgan Keegan & Company, Inc., Raymond James & Associates, Inc. and Kelton International Ltd., who received an underwriting discount of $6,147,900 or $2.53 per share. To date, we have used the net proceeds of the offering to purchase $84 million of loans and have applied approximately $500,000 to marketing expenses that we expect to total approximately $3.6 million for 1999. Pending the application of the remaining net proceeds, we have invested them in short-term, investment grade, interest-bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 under the heading "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements listed in Item 14 are included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 and are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1999 under the headings "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1999 under the heading "Compensation of Executive Officers" and "Historical Information Regarding Repricing, Replacement or Cancellation and Regrant of Options" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1999 under the heading "Security Ownership of Principal Shareholders and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1999 under the headings "Certain Transactions" and "Election of Directors--Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements

        Consolidated Balance Sheets at December 31, 1998 and 1997

        Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years ended December 31, 1998 and 1997 and the Period from February 20, 1996 (Date of Incorporation) to December 31, 1996

        Consolidated Statements of Shareholders' Equity (Deficit) for the Period from February 20, 1996 (Date of Incorporation) to December 31, 1996 and for the Years ended December 31, 1997 and 1998.

        Consolidated Statements of Cash Flows for the Years ended December 31, 1998 and 1997 and the Period from February 20, 1996 (Date of Incorporation) to December 31, 1996

        Notes to Consolidated Financial Statements

        Independent Auditors' Report

        Quarterly Financial Data (unaudited)

    (b) Reports on Form 8-K:

        None

    (c) Exhibits

  EXHIBIT
  NUMBER                                                EXHIBIT
-----------  ----------------------------------------------------------------------------------------------

      3.1    Amended and Restated Articles of Incorporation.(1)

      3.2    Bylaws.(1)

      3.3    Amendments to the Bylaws adopted April 22, 1997.(1)

      4.1    See Exhibits 3.1, 3.2 and 3.3 for provisions of the Company's Articles of Incorporation and
             Bylaws governing the rights of holders of securities of the Company.

     10.1    Amended and Restated Stock Purchase Agreement among the Company and First Alliance/Premier
             Bancshares, Inc. dated as of December 18, 1996, as amended by Amendment No. 1 dated as of
             February 25, 1997 and by Amendment No. 2 dated as of May 31, 1997.(1)

     10.2    Lease Agreement dated as of March 17, 1999 between the Bank and Opus South Corporation.

     10.3*   1996 Stock Incentive Plan(1), as amended as of March 19, 1998(2) and as of March 23, 1999.

     10.4    Order for Services dated as of September 17, 1998 between the Bank and NCR Corporation.

     10.5*   Memorandum dated June 11, 1996 from T. Stephen Johnson to Donald S. Shapleigh.(1)

     10.6    [Reserved]

     10.7    Services Agreement dated as of August 21, 1996 by and between the Company and BISYS, Inc., with related addenda.(1)

     10.8    BISYS Standard Services Price List and Special Services Price List, dated December 1, 1991.(1)

     10.9    Lease Agreement dated as of September 15, 1997 between the Company and Windward Forest
             Partners, LLC(2)

    10.10++  Services Agreement dated as of October 31, 1997 between the Company and CheckFree
             Corporation.(2)

    10.11++  Services Agreement dated as of September 26, 1997 between the Company and Edify
             Corporation.(2)

    10.12++  Services Agreement dated as of June 16, 1997 between the Company and Nova Financial Corp.(2)

    10.13++  Additional Service Agreement dated March 13, 1997 between the Company and BISYS, Inc. for
             Total Access Banking and End User Software License Agreement for Total Access Banking.(2)

    10.14++  Brokerage Service Agreement dated November 21, 1997 between the Company and UVEST Investment
             Services, Inc.(2)

     13.1    The following portions of the Company's 1998 Annual Report to Shareholders that have been incorporated by reference herein:

             Price Range of Common Stock

             Dividends

  EXHIBIT
  NUMBER                                                EXHIBIT
-----------  ----------------------------------------------------------------------------------------------
             Selected Financial Data

             Management's Discussion and Analysis of Financial Condition and Results of Operations

             Consolidated Financial Statements, the Notes thereto and the Independent Auditors' Report thereon

             Quarterly Financial Data

     23.1    Consent of Deloitte & Touche LLP.

     27.1    Financial Data Schedule for the fiscal year ended December 31, 1998 (SEC use only).

------------------------

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

(2) Incorporated by reference to the exhibit of the same number contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22361).

    (d) Financial Statements

        The financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions or are inapplicable and have therefore been omitted.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 1999.

                                NET.B@NK, INC.

                                By:               /s/ D.R. GRIMES
                                     -----------------------------------------
                                                    D.R. Grimes
                                     Vice Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 1999.

          SIGNATURE                       TITLE
------------------------------  --------------------------

    /s/ T. STEPHEN JOHNSON
------------------------------  Chairman of the Board
      T. Stephen Johnson

       /s/ D.R. GRIMES
------------------------------  Vice Chairman and Chief
         D.R. Grimes              Executive Officer*

 /s/ DONALD S. SHAPLEIGH, JR.
------------------------------  President, Chief Operating
   Donald S. Shapleigh, Jr.       Officer and Director

     /s/ ROBERT E. BOWERS
------------------------------  Chief Financial Officer
       Robert E. Bowers           and Director**

      /s/ WARD H. CLEGG
------------------------------  Director
        Ward H. Clegg

     /s/ J. STEPHEN HEARD
------------------------------  Director
       J. Stephen Heard

------------------------------  Director
       Robin C. Kelton

  /s/ THOMAS H. MULLER, JR.
------------------------------  Director
    Thomas H. Muller, Jr.

     /s/ W. JAMES STOKES
------------------------------  Director
       W. James Stokes

   /s/ MACK I. WHITTLE, JR.
------------------------------  Director
     Mack I. Whittle, Jr.

------------------------

*   Principal Executive Officer

**  Principal Accounting and Financial Officer