Form 10-Q
period 1999-03-31
NETBANK INC
filed 1999-05-06
CIK 1035826

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended March 31, 1999                Commission File No. 0-22361

                                 NET.B@NK, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                      58-2224352
          (State of incorporation)                (I.R.S. Employer Identification Number)

           950 NORTH POINT PARKWAY
                  SUITE 350
             ALPHARETTA, GEORGIA                                   30005
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (770) 343-6006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                               SHARES OUTSTANDING AT MAY 5,
           CLASS                           1999
---------------------------  --------------------------------
  Common Stock, par value              25,802,985*
           $.01

------------------------

* As adjusted to reflect a three-for-one stock split in the form of a stock dividend payable on May 14, 1999 to shareholders of record on April 23, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NET.B@NK, INC.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Condensed consolidated balance sheets as of March 31, 1999 and as of December 31, 1998. ...................           3

Condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998. .......           4

Condensed consolidated statement of shareholders' equity from December 31, 1998 to March 31, 1999. ........           5

Condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998. .......           6

Notes to condensed consolidated financial statements. .....................................................           7

                                 NET.B@NK, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                        1999            1998
                                                                                   --------------  --------------
ASSETS
CASH AND CASH EQUIVALENTS:
  Cash...........................................................................  $    1,576,102  $      446,940
  Federal funds sold.............................................................      33,416,433      12,013,243
                                                                                   --------------  --------------
    Total cash and cash equivalents..............................................      34,992,535      12,460,183
SECURITIES AVAILABLE FOR SALE--At fair value (amortized cost of $81,323,018 and
  $59,467,371)...................................................................      80,310,559      59,465,062
STOCK OF FEDERAL HOME LOAN BANK OF ATLANTA--At cost..............................       2,569,700       2,000,000
LOANS RECEIVABLE--Net of allowance for loan losses of $4,312,285 and
  $3,472,364.....................................................................     359,740,347     276,955,239
ACCRUED INTEREST RECEIVABLE......................................................       3,085,716       2,582,627
FURNITURE AND EQUIPMENT--Net.....................................................       1,734,680       1,321,918
BANK CHARTER.....................................................................         326,667         330,167
DEFERRED INCOME TAXES............................................................       2,643,631       2,297,125
LOAN SALES PROCEEDS RECEIVABLE...................................................      35,003,385      23,202,679
OTHER ASSETS.....................................................................       6,055,988       7,821,736
                                                                                   --------------  --------------
                                                                                   $  526,463,208  $  388,436,736
                                                                                   --------------  --------------
                                                                                   --------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
COMMITMENTS AND CONTINGENCIES
  Deposits.......................................................................  $  332,678,334  $  283,589,151
  Other borrowed funds...........................................................      45,000,000      60,000,000
  Accounts payable and accrued liabilities.......................................       5,036,752       6,092,697
                                                                                   --------------  --------------
                                                                                      382,715,086     349,681,848
SHAREHOLDERS' EQUITY:
  Preferred stock, no par (10,000,000 shares authorized, none outstanding)
  Common stock, $.01 par (100,000,000 shares authorized, 25,795,485 and
    18,470,274 shares issued and outstanding)....................................          85,985          61,568
  Additional paid-in capital.....................................................     148,604,108      43,671,732
  Unamortized stock plan expense.................................................         (15,709)        (24,279)
  Accumulated deficit............................................................      (4,261,093)     (4,952,609)
  Accumulated other comprehensive loss, net of tax...............................        (665,169)         (1,524)
                                                                                   --------------  --------------
    Total shareholders' equity...................................................     143,748,122      38,754,888
                                                                                   --------------  --------------
                                                                                   $  526,463,208  $  388,436,736
                                                                                   --------------  --------------
                                                                                   --------------  --------------

            See notes to condensed consolidated financial statements

                                 NET.B@NK, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       ---------------------------
                                                                                           1999          1998
                                                                                       ------------  -------------
INTEREST INCOME:
  Loans..............................................................................  $  6,011,818  $   1,358,235
  Investment securities..............................................................     1,214,914        453,376
  Short-term investments.............................................................       331,118        395,003
                                                                                       ------------  -------------
    Total interest income:...........................................................     7,557,850      2,206,614
INTEREST EXPENSE:
  Deposits...........................................................................     4,023,760      1,303,628
  Other borrowed funds...............................................................       535,947
                                                                                       ------------  -------------
    Total interest expense...........................................................     4,559,707      1,303,628
                                                                                       ------------  -------------
NET INTEREST INCOME..................................................................     2,998,143        902,986
PROVISION FOR LOAN LOSSES............................................................        49,806          3,661
                                                                                       ------------  -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..................................     2,948,337        899,325
NONINTEREST INCOME--Service charges and fees.........................................       245,715        122,495
NONINTEREST EXPENSE:
  Salaries and benefits..............................................................       506,921        434,353
  Customer services..................................................................       593,897        191,661
  Marketing..........................................................................       387,158        240,018
  Data processing....................................................................       228,980         91,226
  Depreciation and amortization......................................................       141,268         40,037
  Office expenses....................................................................        84,424         47,566
  Occupancy..........................................................................        39,485         26,093
  Travel and entertainment...........................................................        22,092         15,441
  Other..............................................................................       143,311         86,872
                                                                                       ------------  -------------
    Total noninterest expense........................................................     2,147,536      1,173,267
                                                                                       ------------  -------------
INCOME (LOSS) BEFORE INCOME TAXES....................................................     1,046,516       (151,447)
INCOME TAX EXPENSE...................................................................       355,000
                                                                                       ------------  -------------
NET INCOME (LOSS)....................................................................  $    691,516  $    (151,447)
                                                                                       ------------  -------------
                                                                                       ------------  -------------
NET INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE:
  Basic..............................................................................  $       0.03  $       (0.01)
  Diluted............................................................................  $       0.03  $       (0.01)
WEIGHTED AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:
  Basic..............................................................................    22,536,000     18,432,000
  Diluted............................................................................    23,424,000     18,432,000

           See notes to condensed consolidated financial statements.

                                 NET.B@NK, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                                  ACCUMULATED
                                                                                                                     OTHER
                                                            COMMON     ADDITIONAL    UNAMORTIZED                 COMPREHENSIVE
                                                COMMON       STOCK       PAID-IN     STOCK PLAN    ACCUMULATED       INCOME
                                                SHARES    ($.01 PAR)     CAPITAL       EXPENSE       DEFICIT         (LOSS)
                                               ---------  -----------  -----------  -------------  ------------  --------------
BALANCE--December 31, 1998...................  18,470,274  $  61,568   $43,671,732    $ (24,279)    $(4,952,609)   $   (1,524)
Comprehensive income:
  Net income for three months ended March 31,
    1999.....................................                                                          691,516
  Unrealized losses on securities, net of
    taxes of $348.814........................                                                                        (663,645)
Comprehensive income.........................
Proceeds from the issuance of common stock...  7,290,000      24,300   104,889,977
Exercised stock options......................     35,211         117        42,399
Amortization of stock plan expense...........                                             8,570
                                               ---------  -----------  -----------  -------------  ------------  --------------
BALANCE--March 31, 1999......................  25,795,585  $  85,985   $148,604,108   $ (15,709)    $(4,261,093)   $ (665,169)
                                               ---------  -----------  -----------  -------------  ------------  --------------
                                               ---------  -----------  -----------  -------------  ------------  --------------


                                                  TOTAL
                                               -----------
BALANCE--December 31, 1998...................  $38,754,888
Comprehensive income:
  Net income for three months ended March 31,
    1999.....................................      691,516
  Unrealized losses on securities, net of
    taxes of $348.814........................     (663,645)
                                               -----------
Comprehensive income.........................       27,871
Proceeds from the issuance of common stock...  104,914,277
Exercised stock options......................       42,516
Amortization of stock plan expense...........        8,570
                                               -----------
BALANCE--March 31, 1999......................  $143,748,122
                                               -----------
                                               -----------

           See notes to condensed consolidated financial statements.

                                 NET.B@NK, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        -------------------------
                                                                                            1999         1998
                                                                                        ------------  -----------
OPERATING ACTIVITIES:
  Net income (loss)...................................................................  $    691,516  $  (151,447)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation......................................................................       137,768       36,537
    Amortization of stock plan expense................................................         8,570       23,564
    Amortization of premiums on investment securities.................................        42,768       73,062
    Amortization of premiums on purchased loans.......................................       970,511      152,038
    Amortization of Bank Charter......................................................         3,500        3,500
    Provision for loan losses.........................................................        49,806        3,661
  Changes in assets and liabilities which provide (use) cash:
    Increase in accrued interest receivable...........................................      (503,089)    (526,066)
    Decrease in other assets..........................................................     1,765,748       49,296
    Loans originated for sale.........................................................   (95,779,910)
    Proceeds from sale of loans.......................................................    83,979,204
    Decrease (increase) in payables and accrued liabilities...........................    (1,055,945)     305,652
    Increase in deferred tax asset....................................................         2,308
                                                                                        ------------  -----------
      Net cash used in operating activities...........................................    (9,687,245)     (30,203)

INVESTING ACTIVITIES:
  Purchases of securities available for sale..........................................   (24,852,142) (30,443,211)
  Purchase of Federal Home Loan Bank stock............................................      (569,700)     (26,500)
  Principal repayments on investment securities.......................................     2,951,418    2,202,455
  Origination and purchase of loans...................................................  (123,425,611) (70,683,033)
  Principal payments on loans.........................................................    39,620,186   10,195,800
  Capital expenditures................................................................      (318,005)    (178,874)
  Capitalized software costs..........................................................      (232,525)
                                                                                        ------------  -----------
      Net cash used in investing activities...........................................  (106,826,379) (88,933,363)

FINANCING ACTIVITIES:
  Increase in deposits................................................................    49,089,183   69,954,906
  Net proceeds from the sale of common stock..........................................   104,956,793
  Proceeds from other borrowed funds..................................................    25,000,000
  Repayments of other borrowed funds..................................................   (40,000,000)
                                                                                        ------------  -----------
      Net cash provided by financing activities.......................................   139,045,976   69,954,906
                                                                                        ------------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................    22,532,352  (19,008,660)
CASH AND CASH EQUIVALENTS:
  Beginning of period.................................................................    12,460,183   29,103,592
                                                                                        ------------  -----------
  End of period.......................................................................  $ 34,992,535  $10,094,932
                                                                                        ------------  -----------
                                                                                        ------------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest............................................  $  5,830,309  $   808,000
                                                                                        ------------  -----------
                                                                                        ------------  -----------
  Cash paid during the period for income taxes........................................  $     12,000  $
                                                                                        ------------  -----------
                                                                                        ------------  -----------

           See notes to condensed consolidated financial statements.

                                 NET.B@NK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    Net.B@nk, Inc. is a holding company that wholly owns "Net.B@nk," formerly Atlanta Internet Bank, a federal savings bank.

    In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in Net.B@nk's Form 10-K filed with the SEC for the year ended December 31, 1998. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 1998 amounts have been reclassified for comparability with 1999 amounts.

2. ACCOUNTING POLICIES

    Reference is made to the accounting policies of Net.B@nk described in the notes to financial statements contained in Net.B@nk's Form 10-K for the year ended December 31, 1998. The Company has followed those policies in preparing this report.

3. BORROWINGS

    During the three months ended March 31, 1999, Net.B@nk paid off $20 million of borrowings outstanding under its line of credit agreement with The Bankers Bank and $20 million under one of its line of credit agreements with the Federal Home Loan Bank.

    As of March 31, 1999, Net.B@nk has borrowed $20.0 million from the Federal Home Loan Bank at a fixed rate of 4.43%. The borrowing is callable at the second anniversary date. If not called at the second anniversary date, the borrowing extends for an additional three years at 4.43%. Also, Net.B@nk has borrowed $25.0 million from the Federal Home Loan Bank at a fixed rate of 4.64%. The borrowing is callable at the second anniversary date. If not called at the second anniversary date, the borrowing extends for an additional eight years at 4.64%. These borrowings are secured by Net.B@nk's investment securities.

4. NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

    Basic and diluted net income per common and potential common share have been calculated based on the weighted average number of shares outstanding in accordance with SFAS 128. In accordance with SFAS 128, the following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common shares. The only period presented relates to the three months

                                 NET.B@NK, INC.

4. NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE (CONTINUED) ended March 31, 1999 as 1,177,368 stock options outstanding at March 31, 1998 would have been anti-dilutive to the net loss recorded for the three months ended March 31, 1998.

                                                                         THREE MONTHS ENDED MARCH 31, 1999
                                                                 -------------------------------------------------
                                                                       NET
                                                                     INCOME            SHARES          PER SHARE
                                                                   (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                                 ---------------  -----------------  -------------
Basic EPS......................................................    $   691,516         22,536,000      $    0.03
Effect of dilutive securities--options to purchase common
  shares.......................................................                           888,000
                                                                 ---------------  -----------------        -----
Diluted EPS....................................................    $   691,516         23,424,000      $    0.03
                                                                 ---------------  -----------------        -----
                                                                 ---------------  -----------------        -----

5. SHAREHOLDERS' EQUITY

    On February 10, 1999, Net.B@nk received net proceeds of approximately $105,000,000 from the sale of 7,290,000 shares of its common stock in a public offering.

    On April 13, 1999, Net.B@nk declared a three-for-one split of its common stock effected in the form of a stock dividend payable on May 14, 1999 to shareholders of record as of the close of business on April 23, 1999. All references to share and per share amounts have been retroactively adjusted to reflect the split.

6. STOCK OPTIONS

    The Company has a 1996 Stock Incentive Plan (the "Plan") which provides that key employees, officers, directors, and consultants of Net.B@nk may be granted nonqualified and incentive stock options to purchase shares of common stock of Net.B@nk, derivative securities related to the value of the common stock, or cash awards. On April 22, 1999, the shareholders approved an increase in the total number of shares reserved for the Plan from 1,800,000 to 3,750,000.

    During the three-month period ended March 31, 1999, Net.B@nk awarded 21,000 incentive stock options at an exercise price of $11.67 per share on January 15, 1999, 30,000 incentive stock options at an exercise price of $13.00 per share on February 25, 1999 and 30,000 incentive stock options at an exercise price of $23.33 per share on March 29, 1999. Grant prices approximated the fair value of the stock at the grant date. Additionally, during the three-month period ended March 31, 1999, 35,211 incentive stock options were exercised of a price of $1.21, and 16,200 and 3,366 incentive stock options with an exercise price of $5.25 and $1.21, respectively, were terminated.

    In addition, effective April 22, 1999, 177,000 nonqualified stock options were granted at an exercise price of $53.33 per share. The grant price approximated the fair value of the stock at the grant date. Also during April 1999, 6,000 and 1,500 incentive stock options with an exercise price of $5.25 and $1.21, respectively, were exercised.

7. COMMITMENTS

    During the three months ended March 31, 1999, Net.B@nk entered into an agreement effective June 1, 1999 and extending to May 31, 2002 with an unrelated third party to act as a loan originator and

                                 NET.B@NK, INC.

7. COMMITMENTS (CONTINUED)
servicer on behalf of Net.B@nk. Under the terms of the agreement, loans originated through Net.B@nk's website which meet Net.B@nk's pre-established credit criteria will be retained by Net.B@nk, with the third party receiving a portion of the origination fee charged to the customer. Loans which do not meet Net.B@nk's pre-established credit criteria may be retained by the third party, who in turn will pay Net.B@nk a flat fee per loan originated. The third party will also perform servicing on Net.B@nk' s portfolio for a monthly fee. In addition, Net.B@nk will pay the third party a $300,000 setup fee for reimbursement of out-of-pocket expenses incurred by the third party in conjunction with certain setup services, as defined in the agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

    GENERAL--Net.B@nk, Inc. is a holding company that wholly owns Net.B@nk, a federal savings bank. Net.B@nk, Inc. was incorporated as a Georgia corporation on February 20, 1996. As of March 31, 1999, we had 24,634 accounts and approximately $332.7 million in deposits.

    On April 13, 1999, we declared a three-for-one split of our common stock to be effected in the form of a stock dividend payable on May 14, 1999 to shareholders of record as of the close of business on April 23, 1999. All references to share and per share amounts have been retroactively adjusted to reflect the split.

    FINANCIAL CONDITION--Our assets were $526.5 million at March 31, 1999 compared to $388.4 million at December 31, 1998. The increase of $138.1 million from December 31, 1998 to March 31, 1999 was primarily the result of approximately $105 million of net proceeds we received from an offering of common stock in February 1999, as well as an increase in customer deposits of approximately $49.1 million. The proceeds from both the February 1999 offering of common stock and the increase in customer deposits are being used for a widespread marketing campaign to increase public awareness of the Net.B@nk name and our products and services, with the excess being invested in federal funds sold, investment securities and loans.

    Total liabilities increased $33.0 million to $382.7 million at March 31, 1999 from $349.7 million at December 31, 1998 primarily due to the rapid growth of our deposit portfolio of $49.1 million as a result of our widespread marketing campaign introduced during the first quarter of 1999 to increase the public awareness of the Net.B@nk name and our products and services offset by a $15 million decrease in other borrowed funds. During the three months ended March 31, 1999, Net.B@nk paid off $20.0 million of borrowings outstanding under its line of credit agreement with The Bankers Bank and $20.0 million under one of its line of credit agreements with the Federal Home Loan Bank. As of March 31, 1999, Net.B@nk has borrowed $20.0 million from the Federal Home Loan Bank at a fixed rate of 4.43%. The borrowing is callable at the second anniversary date. If not called at the second anniversary date, the borrowing extends for an additional three years at 4.43%. Also, Net.B@nk has borrowed $25.0 million from the Federal Home Loan Bank at a fixed rate of 4.64%. The borrowing is callable at the second anniversary date. If not called at the second anniversary date, the borrowing extends for an additional eight years at 4.64%. These borrowings are secured by Net.B@nk's investment securities.

    Total shareholders' equity increased $105.0 million from December 31, 1998 to March 31, 1999 primarily due to the receipt of approximately $105.0 million from the sale of 7,290,000 shares of our common stock in a public offering.

    LIQUIDITY AND CAPITAL RESOURCES--Net.B@nk's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financial activities. Net.B@nk's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Net.B@nk invests excess funds in overnight deposits and other short-term interest-earning assets. Net.B@nk can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. Net.B@nk's available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, Net.B@nk had availability under existing line of credit agreements totaling $40.0 million at March 31, 1999.

    Net.B@nk is required by Office of Thrift Supervision regulations to maintain tangible capital equal to at least 1.5% of tangible assets, core capital equal to at least 3.0% of tangible assets, and total capital equal to at least 8.0% of risk-weighted assets. To be categorized as "well capitalized" under a prompt corrective action plan, Net.B@nk must maintain minimum Tier I, core, and risk-based capital ratios of at least 6%,

5%, and 10%, respectively. Net.B@nk exceeded such requirements with tangible, core, total, and Tier I capital ratios of 24.64%, 24.64%, 35.81%, and 35.24%, respectively, at March 31, 1999.

MARKET RISK

    ASSET AND LIABILITY MANAGEMENT.

    Our principal business is the originating and purchasing of loans, funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of our assets and liabilities are monetary in nature and fluctuations in interest rates, specifically the prime rate, will affect our future net interest income and cash flows. This interest rate risk is our primary market risk exposure. We do not enter into derivative financial instruments such as futures, forwards, swaps and options. Also, we have no market risk-sensitive instruments held for trading purposes. Our exposure to market risk is reviewed on a regular basis by our management.

    INTEREST RATE SENSITIVITY--We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature within a given period of time. The difference, or the interest rate sensitivity "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. The following table does not consider interest rate adjustments on our adjustable rate loans. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or have its asset yields adjusted upward, which would result in the yield on its assets increasing at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets maturing at a faster rate than one with a negative gap, which would tend to reduce or restrain the growth of its net interest income.

    The following table sets forth the interest rate risk of our assets and liabilities as of March 31, 1999:

                                                                  TERM TO MATURITY
                      ---------------------------------------------------------------------------------------------------------
                                                               YEAR                                                OVER FIVE
                      ---------------------------------------------------------------------------------------      YEARS AND
                            ONE               TWO              THREE             FOUR              FIVE           INSENSITIVE
                      ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Interest-Earning
  Assets:
  Cash and cash
    equivalents.....  $     1,576,102   $            --   $            --   $            --   $            --   $            --
  Federal funds
    sold............       33,416,433                --                --                --                --                --
  Investment
    securities......               --                --                --                --                --        80,310,559
  Stock of Federal
    Home Loan Bank
    of Atlanta......               --                --                --                --                --         2,569,700
  Loan sale proceeds
    receivable......       35,003,385                --                --                --                --                --
  Loans
    receivable......       79,190,699        19,867,529        12,885,672         5,903,752                --       246,204,980
                      ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
    Total
    interest-earning
      assets........      149,186,619        19,867,529        12,885,672         5,903,752                --       329,085,239
Non interest earning
  assets............               --                --                --                --                --         9,534,397
                      ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Total assets........  $   149,186,619   $    19,867,529   $    12,885,672   $     5,903,752   $            --   $   338,619,636
                      ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
                      ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Interest-Bearing
  Liabilities:
  Interest-bearing
    deposits........  $   313,127,941   $     3,830,466   $     5,392,607   $            --   $            --   $            --
  Other borrowed
    funds...........               --                --                --                --        20,000,000        25,000,000
                      ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
    Total
    interest-bearing
      liabilities...      313,127,941         3,830,466         5,392,607                --        20,000,000        25,000,000
  Interest-free
    deposits........       10,327,320                --                --                --                --                --
  Other
    interest-free
    liabilities and
    equity..........               --                --                --                --                --       148,784,874
                      ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
  Total liabilities
    and equity......  $   323,455,261   $     3,830,466   $     5,392,607   $            --   $    20,000,000   $   173,784,874
                      ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
                      ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Net interest rate
  sensitivity gap...  $  (163,941,322)  $    16,037,063   $     7,493,065   $     5,903,752   $   (20,000,000)  $   304,085,239
Cumulative gap......     (163,941,322)     (147,904,259)     (140,411,194)     (134,507,442)  $  (154,507,442)      149,577,797
Net interest rate
  sensitivity gap as
  a percent of
  interest-earning
  assets............          (109.89)%           80.72%            58.15%           100.00%             N.M.             92.40%
Cumulative gap as a
  percent of
  cumulative
  interest-earning
  assets............          (109.89)%          (87.49)%          (77.17)%          (71.61)%          (82.25)%           28.94%

                                                           WEIGHTED
                                                            AVERAGE
                                                           INTEREST
                           TOTAL          FAIR VALUE         RATE
                      ---------------   ---------------   -----------
Interest-Earning
  Assets:
  Cash and cash
    equivalents.....  $     1,576,102   $     1,576,102           --
  Federal funds
    sold............       33,416,433        33,416,433         5.15%
  Investment
    securities......       80,310,559        80,310,559         6.20%
  Stock of Federal
    Home Loan Bank
    of Atlanta......        2,569,700         2,569,700           --
  Loan sale proceeds
    receivable......       35,003,385        35,003,385         6.50%
  Loans
    receivable......      364,052,632       364,052,632         7.55%
                      ---------------   ---------------
    Total
    interest-earning
      assets........      516,928,811       516,928,811           --
Non interest earning
  assets............        9,534,397         9,534,397           --
                      ---------------   ---------------
Total assets........  $   526,463,208   $   526,463,208           --
                      ---------------   ---------------
                      ---------------   ---------------
Interest-Bearing
  Liabilities:
  Interest-bearing
    deposits........  $   322,351,014   $   322,351,014         5.29%
  Other borrowed
    funds...........       45,000,000        54,838,280         4.55%
                      ---------------   ---------------
    Total
    interest-bearing
      liabilities...      367,351,014       367,189,294           --
  Interest-free
    deposits........       10,327,320        10,327,320           --
  Other
    interest-free
    liabilities and
    equity..........      148,784,874       148,784,874           --
                      ---------------   ---------------
  Total liabilities
    and equity......  $   526,463,208   $   526,301,488
                      ---------------   ---------------
                      ---------------   ---------------
Net interest rate
  sensitivity gap...
Cumulative gap......
Net interest rate
  sensitivity gap as
  a percent of
  interest-earning
  assets............
Cumulative gap as a
  percent of
  cumulative
  interest-earning
  assets............

------------------------

N.M.--Not meaningful.

    INVESTMENT SECURITIES. The following tables set forth certain information relating to our available-for-sale securities at March 31, 1999 and December 31, 1998:

                                                                                MARCH 31, 1999
                                                          ----------------------------------------------------------
                                                                                    GROSS
                                                                         ---------------------------

                                                            AMORTIZED     UNREALIZED     UNREALIZED   ESTIMATED FAIR
                                                              COST           GAINS         LOSSES         VALUE
                                                          -------------  -------------  ------------  --------------
Collateralized mortgage obligations.....................  $  80,400,316    $      --    $  1,010,503   $ 79,389,813
U.S. government agencies................................        668,004           --           1,956        666,048
Habitat bonds and other.................................        254,698           --              --        254,698
                                                          -------------          ---    ------------  --------------
                                                          $  81,323,018    $      --    $  1,012,459   $ 80,310,559
                                                          -------------          ---    ------------  --------------
                                                          -------------          ---    ------------  --------------

                                                                                DECEMBER 31, 1998
                                                            ---------------------------------------------------------
                                                                                     GROSS
                                                                           --------------------------

                                                              AMORTIZED     UNREALIZED    UNREALIZED   ESTIMATED FAIR
                                                                COST           GAINS        LOSSES         VALUE
                                                            -------------  -------------  -----------  --------------
Collateralized mortgage obligations.......................  $  58,330,285    $      --     $   2,045    $ 58,328,240
U.S. government agencies..................................        882,442           --           264         882,178
Habitat bonds and other...................................        254,644           --            --         254,644
                                                            -------------          ---    -----------  --------------
                                                            $  59,467,371    $      --     $   2,309    $ 59,465,062
                                                            -------------          ---    -----------  --------------
                                                            -------------          ---    -----------  --------------

    LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio by type of loan as of March 31, 1999 and December 31, 1998:

                                                               MARCH 31, 1999            DECEMBER 31, 1998
                                                          -------------------------  -------------------------
                                                              AMOUNT          %          AMOUNT          %
                                                          --------------  ---------  --------------  ---------
Residential mortgages...................................  $  146,247,811       40.2% $  144,361,069       51.4%
Construction............................................      25,750,375        7.1      27,996,691       10.0
Commercial..............................................      77,736,501       21.4       8,556,264        3.1
Home equity lines.......................................     103,483,066       28.5      89,053,532       31.8
Auto....................................................       6,468,885        1.8       7,803,648        2.8
Personal and other......................................       3,865,994        1.0       2,656,399        0.9
                                                          --------------  ---------  --------------  ---------
Total loans.............................................  $  363,552,632      100.0% $  280,427,603      100.0%
                                                          --------------  ---------  --------------  ---------
                                                          --------------  ---------  --------------  ---------

    ASSET QUALITY AND NONPERFORMING ASSETS--During the three months ended March 31, 1999 and 1998, Net.B@nk did not have any significant loans on nonaccrual status, significant loans past due 90 days or more, or restructured loans.

    DEPOSITS. The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by us at March 31, 1999 and December 31, 1998:

                                                          MARCH 31, 1999                          DECEMBER 31, 1998
                                             ----------------------------------------  ----------------------------------------
                                                                           WEIGHTED                                  WEIGHTED
                                                                            AVERAGE                                   AVERAGE
                                                                           INTEREST                                  INTEREST
                                                 AMOUNT      PERCENTAGE      RATE          AMOUNT      PERCENTAGE      RATE
                                             --------------  -----------  -----------  --------------  -----------  -----------
Demand checking accounts...................  $   10,327,320         3.1%         N/A   $    9,285,540         3.3%         N/A
Interest bearing:
  NOW accounts.............................       9,201,428         2.8%        3.38%       6,090,704         2.1%        3.49%
  Money market.............................      98,162,882        29.5%        5.12%      65,325,880        23.0%        5.13%
Certificate of deposit under $100,000......     199,370,410        59.9%        5.44%     197,162,916        69.5%        5.74%
Certificate of deposit over $100,000.......      15,616,294         4.7%        5.44%       5,724,111         2.1%        5.74%
                                             --------------       -----                --------------       -----
Total deposits.............................  $  332,678,334       100.0%               $  283,589,151       100.0%
                                             --------------       -----                --------------       -----
                                             --------------       -----                --------------       -----

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

    GENERAL. Net income for the three months ended March 31, 1999 amounted to $692,000, an increase of $843,000 compared to a $151,000 loss for the three months ended March 31, 1998. The increase in net income was the result of the growth of our operations from 1998 to 1999.

    INTEREST INCOME. Interest income related to our loan and investment portfolio for the three months ended March 31, 1999 was $7.6 million compared to $2.2 million for the three months ended March 31, 1998. The increase in interest income was a result of the growth of our loan portfolio of $258.3 million from March 31, 1998 to March 31, 1999, offset partially by a decrease in the average yield on loans from 8.02% for the three months ended March 31, 1998 to 7.55% for the three months ended March 31, 1999. In addition, the investment portfolio grew from $46.3 million at March 31, 1998 to $80.3 million at March 31, 1999. The yield on the investment portfolio was 5.63% for the three months ended March 31, 1998 as compared with 6.20% for the three months ended March 31, 1999.

    INTEREST EXPENSE. For the three months ended March 31, 1999, $4.0 million in interest expense on deposits was recorded compared to $1.3 million for the three months ended March 31, 1998 as a result of our increase in customer deposits from $128.7 million at March 31, 1998 to $332.7 million at March 31, 1999. In addition, interest paid on deposits decreased from 5.54% for the three months ended March 31, 1998 to 5.29% for the three months ended March 31, 1999. Also, during the three months ended March 31, 1999, we recorded approximately $500,000 in interest expense associated with short-term borrowings under our line of credit agreements and advances from the Federal Home Loan Bank.

    NET INTEREST INCOME. Net interest income is determined by our interest rate spread, which is the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $3.0 million for the three months ended March 31, 1999 compared to $903,000 for the three months ended March 31, 1998. The increase in net interest income resulted from the increase in the amount of loans and deposits from March 31, 1998 to March 31, 1999.

    PROVISION FOR LOAN LOSSES. In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the three months ended March 31, 1999, we recorded $1.2 million as an addition to premiums related to allowance for loan losses for loans purchased during the quarter. In addition, we also recorded a provision of loan losses of $49,800 related primarily to a decline in credit quality of a specific pool of automobile loans. This compares to a provision of $4,000 recorded during the three months ended March 31, 1998. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool by pool basis for our purchased portfolio and a loan by loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

    NONINTEREST INCOME. For the three months ended March 31, 1999, we recorded approximately $246,000 in loan and deposit service charges and fees compared to $123,000 recorded during the three months ended March 31, 1998. The significant increase in service charges from the three months ended March 31, 1998 to the three months ended March 31, 1999 was a result of the significant increase in both the loan and deposit portfolios.

    NONINTEREST EXPENSES. Noninterest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Noninterest expense increased 83%, or $1.0 million, for the three months ended March 31, 1999 as compared with the three months ended March 31, 1998. This increase was primarily the result of increases in salaries and benefits, customer service, and data processing as additional employees and operational activities were added to support additional customers, and an increase in marketing expense as we expanded our marketing programs to build public awareness of the Net.B@nk name and our products and services.

STOCK OPTIONS

    The Company has a 1996 Stock Incentive Plan (the "Plan") which provides that key employees, officers, directors, and consultants of Net.B@nk may be granted nonqualified and incentive stock options to purchase shares of common stock of Net.B@nk, derivative securities related to the value of the common stock, or cash awards. Effective with shareholder approval on April 22, 1999, the Plan was amended to increase the total number of shares reserved for the Plan from 1,800,000 to 3,750,000.

    During the three-month period ended March 31, 1999, Net.B@nk awarded 21,000 incentive stock options at an exercise price of $11.67 per share on January 15, 1999, 30,000 incentive stock options at an exercise price of $13.00 per share on February 25, 1999 and 30,000 incentive stock options at an exercise price of $23.33 per share on March 29, 1999. Grant prices approximated fair value of the stock at the grant date. Also during the three-month period ended March 31, 1999, 35,211 incentive stock options were exercised at a price of $1.21. In addition, 16,200 incentive stock options with an exercise price of $5.25 and 3,366 incentive stock options with an exercise price of $1.21 were terminated.

    In addition, effective April 22, 1999, 177,000 nonqualified stock options were granted at an exercise price of $53.33 per share. The grant price approximated the fair value of the stock at the grant date. Also, during April 1999, 6,000 and 1,500 incentive stock options with an exercise price of $5.25 and $1.21, respectively, were exercised.

YEAR 2000

    We are working to resolve the potential impact of the year 2000 on the ability of the computerized information systems we use to accurately process information that may be date sensitive. Any of the programs we or our service providers use that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures that could ultimately cause us or our service providers to become unable to process customer transactions. This would require us to cease operations pending resolution of the problem. Such an eventuality would materially adversely affect our business, financial condition and results of operations. Accordingly, we are devoting significant attention to identifying year 2000 issues and testing our in-house and external systems for year 2000 compliance. To date, we have incurred year 2000 remediation costs of approximately $21,000 and have budgeted approximately $35,000 for total remediation costs. We have been utilizing working capital to fund our year 2000 compliance program and anticipate that we will continue to do so.

    We began testing our in-house information technology systems during the second quarter of 1998 and completed this testing during the third quarter of 1998. We have not identified, and do not anticipate, any significant risks or issues relating to non-information technology systems.

    We are also assessing the year 2000 compliance of our outside vendors and service providers. Because we primarily contract with outside vendors for our computer application programs, we believe our principal risk relating to year 2000 issues lies in the potential inability of those vendors to process date sensitive information involving the year 2000. We began testing the systems provided by these vendors for year 2000 compliance in the third quarter of 1998 and have an Office of Thrift Supervision-mandated completion date of June 30, 1999. In addition, we are contacting each of our vendors to obtain a commitment that they are or will timely be year 2000 compliant. If such assurances are not forthcoming, or if we believe for any reason that any of our vendors will not be year 2000 compliant when required, we plan to contract with other vendors that would be able to provide similar services at similar costs. Although we cannot offer any assurances, we believe that such vendors are and will be available. Alternatively, we could bring the outsourced services in-house by licensing the applicable software and converting it to run on our platforms or form a correspondent relationship with an unaffiliated year 2000 compliant bank that could service our customers and accounts until we could provide such services on a year 2000 compliant basis. We believe we could implement any of the foregoing contingency plans without a material interruption in our business and without a material adverse effect on our financial condition, results of operations or cash flows.

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

                                NET.B@NK, INC.

                                BY:             /S/ ROBERT E. BOWERS
                                     -----------------------------------------
                                                  Robert E. Bowers
                                              CHIEF FINANCIAL OFFICER

Dated: May 6, 1999