Form 10-Q
period 1999-06-30
NETBANK INC
filed 1999-08-11
CIK 1035826

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

    For the Quarter Ended June 30, 1999        Commission File No. 0-22361

                                 NET.B@NK, INC.

             (Exact name of registrant as specified in its charter)

                  GEORGIA                              58-2224352
          (State of incorporation)           (I.R.S. Employer Identification
             ROYAL CENTER THREE                          Number)
                 SUITE 100                                30022
            11475 GREAT OAKS WAY                       (Zip Code)
            ALPHARETTA, GEORGIA
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (770) 343-6006

                      950 North Point Parkway, Suite 350,
                           Alpharetta, Georgia 30005
               --------------------------------------------------

                                 Former address

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS               SHARES OUTSTANDING AT AUGUST 11,
----------------------------                 1999
                              -----------------------------------
Common Stock, par value $.01              29,382,448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NET.B@NK, INC.
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Condensed consolidated balance sheets as of June 30, 1999 and as of December 31, 1998......................           3
Condensed consolidated statements of operations for the three and six months ended June 30, 1999 and
  1998.....................................................................................................           4
Condensed consolidated statement of shareholders' equity from December 31, 1998 to June 30, 1999...........           5
Condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998............           6
Notes to condensed consolidated financial statements.......................................................           7

                                 NET.B@NK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        1999            1998
                                                                                   --------------  --------------
ASSETS
CASH AND CASH EQUIVALENTS:
  Cash...........................................................................  $    3,705,160  $      446,940
  Federal funds sold.............................................................      18,947,605      12,013,243
                                                                                   --------------  --------------

    Total cash and cash equivalents..............................................      22,652,765      12,460,183
SECURITIES AVAILABLE FOR SALE--At fair value (amortized
  cost of $233,912,006 and $59,467,371)..........................................     230,821,926      59,465,062
STOCK OF FEDERAL HOME LOAN BANK OF ATLANTA--At cost..............................       2,569,700       2,000,000
LOANS RECEIVABLE--Net of allowance for loan losses of $5,579,350 and
  $3,472,364.....................................................................     513,757,896     276,955,239
ACCRUED INTEREST RECEIVABLE......................................................       3,891,008       2,582,627
FURNITURE AND EQUIPMENT--Net.....................................................       3,222,752       1,321,918
BANK CHARTER.....................................................................         323,167         330,167
DEFERRED INCOME TAXES............................................................       3,635,731       2,297,125
LOAN SALES PROCEEDS RECEIVABLE...................................................      26,125,969      23,202,679
OTHER ASSETS.....................................................................      10,736,080       7,821,736
                                                                                   --------------  --------------
                                                                                   $  817,736,994  $  388,436,736
                                                                                   --------------  --------------
                                                                                   --------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:

  Deposits.......................................................................  $  415,467,325  $  283,589,151
  Convertible subordinated debt..................................................     111,590,250
  Other borrowed funds...........................................................      45,000,000      60,000,000
  Accounts payable and accrued liabilities.......................................       7,915,772       6,092,697
                                                                                   --------------  --------------

    Total liabilities............................................................     579,973,347     349,681,848
                                                                                   --------------  --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par (10,000,000 shares authorized, none outstanding)
  Common stock, $.01 par (100,000,000 shares authorized, 29,252,985 and
    18,470,274 shares issued and outstanding)....................................         292,530          61,568
  Additional paid-in capital.....................................................     243,012,966      43,671,732
  Unamortized stock plan expense.................................................         (11,425)        (24,279)
  Accumulated deficit............................................................      (3,493,435)     (4,952,609)
  Accumulated other comprehensive loss, net of tax...............................      (2,036,989)         (1,524)
                                                                                   --------------  --------------

    Total shareholders' equity...................................................     237,763,647      38,754,888
                                                                                   --------------  --------------

                                                                                   $  817,736,994  $  388,436,736
                                                                                   --------------  --------------
                                                                                   --------------  --------------

            See notes to condensed consolidated financial statements

                                 NET.B@NK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                         ---------------------------  ---------------------------
                                                             1999           1998          1999           1998
                                                         -------------  ------------  -------------  ------------
INTEREST INCOME:
  Loans................................................  $   7,705,102  $  3,442,783  $  13,716,920  $  4,801,018
  Investment securities................................      1,698,100       702,098      2,913,014     1,155,475
  Short-term investments...............................      1,018,078       107,656      1,349,196       502,659
                                                         -------------  ------------  -------------  ------------
    Total interest income:.............................     10,421,280     4,252,537     17,979,130     6,459,152
INTEREST EXPENSE:
  Deposits.............................................      4,845,865     2,279,515      8,869,625     3,583,143
  Other borrowed funds.................................        884,580       434,333      1,420,527       434,333
                                                         -------------  ------------  -------------  ------------
    Total interest expense.............................      5,730,445     2,713,848     10,290,152     4,017,476
                                                         -------------  ------------  -------------  ------------
NET INTEREST INCOME....................................      4,690,835     1,538,689      7,688,978     2,441,676
PROVISION FOR LOAN LOSSES..............................         55,000         6,011        104,806         9,672
                                                         -------------  ------------  -------------  ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....      4,635,835     1,532,678      7,584,172     2,432,004
NON-INTEREST INCOME--Service charges and fees..........        231,534       103,727        477,249       226,218
NON-INTEREST EXPENSE:
  Salaries and benefits................................        748,425       310,823      1,255,346       745,176
  Customer services....................................        949,688       359,908      1,543,585       551,569
  Marketing............................................        840,614       180,238      1,227,772       420,256
  Data processing......................................        233,499        78,888        462,479       170,114
  Depreciation and amortization........................        210,704        58,279        351,972        98,316
  Office expenses......................................        101,725        42,792        186,149        90,358
  Occupancy............................................         35,135        39,996         74,620        66,089
  Travel and entertainment.............................         29,620        23,584         51,712        39,026
  Other................................................        554,301       302,150        697,612       389,022
                                                         -------------  ------------  -------------  ------------
    Total non-interest expense.........................      3,703,711     1,396,658      5,851,247     2,569,926
                                                         -------------  ------------  -------------  ------------
INCOME BEFORE INCOME TAXES.............................      1,163,658       239,747      2,210,174        88,296
INCOME TAX BENEFIT (EXPENSE)...........................       (396,000)    3,029,063       (751,000)    3,029,063
                                                         -------------  ------------  -------------  ------------
NET INCOME.............................................  $     767,658  $  3,268,810  $   1,459,174  $  3,117,359
                                                         -------------  ------------  -------------  ------------
                                                         -------------  ------------  -------------  ------------

NET INCOME PER COMMON AND POTENTIAL COMMON SHARE:
  Basic................................................           $.03          $.18           $.06          $.17
  Diluted..............................................           $.03          $.17           $.06          $.16
WEIGHTED AVERAGE COMMON AND POTENTIAL COMMON SHARES
  OUTSTANDING:
  Basic................................................     26,917,093    18,437,808     24,691,661    18,437,847
  Diluted..............................................     28,045,107    19,338,909     25,743,680    19,268,382

           See notes to condensed consolidated financial statements.

                                 NET.B@NK, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                           COMMON     ADDITIONAL    UNAMORTIZED                 COMPREHENSIVE
                               COMMON       STOCK       PAID-IN     STOCK PLAN    ACCUMULATED       INCOME
                               SHARES    ($.01 PAR)     CAPITAL       EXPENSE       DEFICIT         (LOSS)         TOTAL
                              ---------  -----------  -----------  -------------  ------------  --------------  -----------
BALANCE--December 31,
  1998......................  18,470,274  $  61,568   $43,671,732    $ (24,279)    $(4,952,609)  $     (1,524)  $38,754,888
Comprehensive loss:
  Net income for six months
    ended June 30, 1999.....                                                        1,459,174                     1,459,174
  Unrealized losses on
    securities, net of taxes
    of $1,054,615...........                                                                       (2,035,465)   (2,035,465)
                                                                                                                -----------
Comprehensive loss..........                                                                                       (576,291)
Proceeds from the issuance
  of common stock...........  10,740,000     58,800   199,437,570                                               199,496,370
Exercised stock options.....     42,711         192        75,634                                                    75,826
Amortization of stock plan
  expense...................                                            12,854                                       12,854
Stock dividend..............                171,970      (171,970)                                                       --
                              ---------  -----------  -----------  -------------  ------------  --------------  -----------
BALANCE--June 30, 1999......  29,252,985  $ 292,530   $243,012,966   $ (11,425)    $(3,493,435)  $ (2,036,989)  $237,763,647
                              ---------  -----------  -----------  -------------  ------------  --------------  -----------
                              ---------  -----------  -----------  -------------  ------------  --------------  -----------

           See notes to condensed consolidated financial statements.

                                 NET.B@NK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                               ----------------------------------
                                                                                    1999              1998
                                                                               ---------------  -----------------
OPERATING ACTIVITIES:
  Net income.................................................................  $     1,459,174   $     3,117,359
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation.............................................................          335,574            91,316
    Amortization of stock plan expense.......................................           12,854            29,990
    Amortization of premiums on investment securities, net of accretion......          198,927           169,379
    Amortization of premiums on purchased loans..............................        2,190,538           810,428
    Amortization of Bank Charter.............................................            7,000             7,000
    Amortization of debt discount............................................           40,250
    Provision for loan losses................................................          104,806             9,672
  Changes in assets and liabilities which provide (use) cash:
    Increase in accrued interest receivable..................................       (1,308,381)       (1,076,559)
    Increase in other assets.................................................       (2,914,344)       (6,907,123)
    Loans originated for sale................................................     (108,813,616)
    Proceeds from sale of loans..............................................      105,890,326
    Increase in payables and accrued liabilities.............................        1,823,075         1,673,295
    Increase in deferred tax asset...........................................         (386,001)       (3,058,476)
                                                                               ---------------  -----------------
      Net cash used in operating activities..................................       (1,359,818)       (5,133,719)
INVESTING ACTIVITIES:
  Purchases of securities available for sale.................................     (181,871,024)      (32,816,802)
  Purchase of Federal Home Loan Bank stock...................................         (569,700)          (26,500)
  Principal repayments on investment securities..............................        7,227,461         8,401,524
  Origination and purchase of loans..........................................     (324,414,417)     (184,355,136)
  Principal payments on loans................................................       85,416,118        39,880,591
  Capital expenditures.......................................................         (972,352)         (361,381)
  Capitalized software costs.................................................       (1,264,056)         (135,000)
                                                                               ---------------  -----------------
      Net cash used in investing activities..................................     (416,447,970)     (169,412,704)
FINANCING ACTIVITIES:
  Increase in deposits.......................................................      131,878,174       128,118,861
  Net proceeds from the sale of common stock.................................      199,496,370             1,449
  Net proceeds from exercise of stock options................................           75,826
  Net proceeds from other borrowed funds.....................................      136,550,000        20,500,000
  Repayments of other borrowed funds.........................................      (40,000,000)
                                                                               ---------------  -----------------
      Net cash provided by financing activities..............................      428,000,370       148,620,310
                                                                               ---------------  -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................       10,192,582       (25,926,113)
CASH AND CASH EQUIVALENTS:
  Beginning of period........................................................       12,460,183        29,103,592
                                                                               ---------------  -----------------
  End of period..............................................................  $    22,652,765   $     3,177,479
                                                                               ---------------  -----------------
                                                                               ---------------  -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest...................................  $    11,410,047   $       918,416
  Cash paid during the period for income taxes...............................  $       103,000   $            --

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

3.  LOANS

    During the three months ended June 30, 1999, Net.B@nk purchased the following loan pools:

                       TYPES OF LOANS                                                             RANGE OF STATED
                         PURCHASED                            PRINCIPAL AMOUNT   PREMIUM AMOUNT   INTEREST RATES
------------------------------------------------------------  ----------------  ----------------  ---------------
First adjustable rate mortgages.............................   $  108,508,919     $    576,310        6.70-7.42%
Home equity lines...........................................       34,198,627        1,354,805       9.41-10.20%
Fixed second mortgages......................................       27,783,536        1,131,901             9.80%
Commercial..................................................        2,009,651               --        7.60-8.75%
Leases......................................................       15,522,256               --               12%
                                                              ----------------  ----------------
    Total...................................................   $  188,022,989     $  3,063,016
                                                              ----------------  ----------------
                                                              ----------------  ----------------

    An analysis of the allowance for loan losses for the six months ended June 30, 1999 is as follows:

Balance--beginning of period....................................................  $3,472,364

Allowance recorded in connection with purchase of loan pools....................  2,380,779
Provision for loan losses.......................................................    104,806
Loans charged off, net of recoveries............................................   (378,599)
                                                                                  ---------

Balance end of period...........................................................  $5,579,350
                                                                                  ---------
                                                                                  ---------

4.  BORROWINGS

    As of June 30, 1999, Net.B@nk had borrowings of $20.0 million and $25.0 million outstanding from the Federal Home Loan Bank at fixed rates of 4.43% and 4.64%, respectively. The $20.0 million borrowing is callable at the second anniversary date. If not called at the second anniversary date, the borrowing extends for an additional three years at 4.43%. The $25.0 million borrowing is callable at the second anniversary date. If not called at the second anniversary date, the borrowing extends for an additional eight years at 4.64%. These borrowings are secured by Net.B@nk's investment securities.

    During the three months ended June 30, 1999, Net.B@nk issued $115.0 million in convertible subordinated notes (the "Notes") in a public offering. Net proceeds after deducting estimated expenses and underwriting discounts and commissions are expected to be approximately $111.3 million. The Notes mature on June 1, 2004 unless previously redeemed and bear interest at 4.75% payable semi-annually on June 1 and December 1 of each year beginning December 1, 1999. Holders of the Notes may convert any Notes or portions of the Notes into shares of Net.B@nk's common stock at a conversion price of $35.67 per share, subject to adjustment. This is equivalent to 28.0348 shares of common stock per $1,000 principal amount of the Notes.

    Net.B@nk may redeem the Notes, in whole or in part, before June 4, 2002, at a redemption price equal to $1,000 per $1,000 principal amount of the Notes, plus accrued interest, if any, to the redemption date, if the closing price of Net.B@nk's common stock has exceeded 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of the mailing of the notice of redemption. Net.B@nk will make an additional payment in cash with respect to the Notes called for redemption of $187.00 per $1,000 principal amount of the Notes, less the amount of interest actually paid on the Notes before the call for redemption. Net.B@nk may redeem the Notes, in whole or in part, at any time on or after June 4, 2002, at the declining redemption prices listed in the indenture plus accrued interest.

    In the event of a change of control, under certain circumstances holders of the Notes may require Net.B@nk to repurchase their Notes in whole or in part at a repurchase price of 100% of the principal amount plus accrued interest. The Notes are unsecured and are subordinated to all of Net.B@nk's existing and future "senior indebtedness," as defined in the indenture governing the Notes.

5.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Basic and diluted net income per common and potential common share have been calculated based on the weighted average number of shares outstanding in accordance with SFAS 128. In accordance with SFAS 128, the schedule below reconciles the numerator and denominator of the basic and diluted net income per common and potential common shares. The effect of convertible debt securities issued during the three months ended June 30, 1999 has not been included as the assumed conversion of such securities would be anti-dilutive to earnings per share for both the three and six months ended June 30, 1999.

                                                                                              1999
                                                                           ------------------------------------------
                                                                               NET
                                                                              INCOME        SHARES        PER SHARE
                                                                           (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                                           ------------  -------------  -------------
Three Months Ended June 30:
  Basic EPS..............................................................  $    767,658    26,917,093     $     .03
  Effect of dilutive securities options to purchase common shares........                   1,128,014
                                                                           ------------  -------------          ---
  Diluted EPS............................................................  $    767,658    28,045,107     $     .03
                                                                           ------------  -------------          ---
                                                                           ------------  -------------          ---
Six Months Ended June 30:
  Basic EPS..............................................................  $  1,459,174    24,691,661     $     .06
  Effect of dilutive securities options to purchase common shares........                   1,052,019
                                                                           ------------  -------------          ---
  Diluted EPS............................................................  $  1,459,174    25,743,680     $     .06
                                                                           ------------  -------------          ---
                                                                           ------------  -------------          ---

                                                                                              1998
                                                                           ------------------------------------------
                                                                               NET
                                                                              INCOME        SHARES        PER SHARE
                                                                           (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                                           ------------  -------------  -------------
Three Months Ended June 30:
  Basic EPS..............................................................  $  3,268,810     18,437808     $     .18
  Effect of dilutive securities options to purchase common shares........                     901,101
                                                                           ------------  -------------          ---
  Diluted EPS............................................................  $  3,268,810    19,338,909     $     .17
                                                                           ------------  -------------          ---
                                                                           ------------  -------------          ---
Six Months Ended June 30:
  Basic EPS..............................................................  $  3,117,359    18,437,847     $     .17
  Effect of dilutive securities options to purchase common shares........                     830,535
                                                                           ------------  -------------          ---
  Diluted EPS............................................................  $  3,117,359    19,268,382     $     .16
                                                                           ------------  -------------          ---
                                                                           ------------  -------------          ---

6.  SHAREHOLDERS' EQUITY

    On June 9, 1999, Net.B@nk received estimated net proceeds, after deducting estimated expenses and underwriting discounts and commissions, of approximately $94.0 million from the sale of 3,450,000 shares of its common stock in a public offering.

    On May 14, 1999, Net.B@nk effected a three-for-one split of its common stock in the form of a stock dividend to shareholders of record as of the close of business on April 23, 1999. All references to share and per share amounts have been retroactively adjusted to reflect the split.

    On February 10, 1999, Net.B@nk received net proceeds of approximately $105.0 million from the sale of 7,290,000 shares of its common stock in a public offering.

7.  STOCK OPTIONS

    The Company has a 1996 Stock Incentive Plan (the "Plan") which provides that key employees, officers, directors, and consultants of Net.B@nk may be granted nonqualified and incentive stock options to purchase shares of common stock of Net.B@nk, derivative securities related to the value of the common stock, or cash awards. On April 22, 1999, the shareholders approved an increase in the total number of shares reserved for the Plan from 1,800,000 to 3,750,000. Stock option activity during the three months ended June 30, 1999 was as follows:

                                                                                                      PRICE PER
                                                                                NUMBER OF OPTIONS       SHARE
                                                                                ------------------  --------------
Balance--Beginning of Period..................................................        1,678,212      $ 1.21-23.33

Granted.......................................................................          793,700      $35.44-53.33
Exercised.....................................................................          (42,711)            $1.21
Terminated....................................................................          (35,766)     $ .1.21-5.25
                                                                                     ----------

Balance--End of Period........................................................        2,393,435      $ 1.21-53.33
                                                                                     ----------
                                                                                     ----------

    Grant prices approximated the fair value of the stock at the grant date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

    GENERAL Net.B@nk, Inc. is a holding company that wholly owns Net.B@nk, a federal savings bank. Net.B@nk, Inc. was incorporated as a Georgia corporation on February 20, 1996. As of June 30, 1999, Net.B@nk had 37,206 accounts and $415.5 million in deposits.

    On May 14, 1999, we effected a three-for-one split of our common stock in the form of a stock dividend paid to shareholders of record as of the close of business on April 23, 1999. All references to share and per share amounts have been retroactively adjusted to reflect the split.

    FINANCIAL CONDITION Our assets were $817.7 million at June 30, 1999 compared to $388.4 million at December 31, 1998. The increase of $429.3 million from December 31, 1998 to June 30, 1999 was primarily the result of an increase in customer deposits of approximately $131.9 million, approximately $105.0 million and $94.0 million of net proceeds we received from offerings of common stock in February and June 1999, respectively, and $111.3 million in net proceeds from the offering of $115.0 million in convertible subordinated notes in June 1999. The proceeds from both the February and June 1999 offerings of common stock and debt and the increase in customer deposits are being invested in federal funds sold, investment securities and loans, with the resulting interest income being used for a widespread marketing campaign to increase public awareness of the Net.B@nk name and our products and services.

    Total liabilities increased $230.3 million to $580.0 million at June 30, 1999 from $349.7 million at December 31, 1998 primarily due to the rapid growth of our deposit portfolio of $131.9 million as a result of our widespread marketing campaign introduced during the first quarter of 1999 and the issuance of $115.0 million in convertible subordinated debentures during the three months ended June 30, 1999, offset by a $15.0 million decrease in other borrowed funds. During the six months ended June 30, 1999, Net.B@nk paid off $20.0 million of borrowings outstanding under its line of credit agreement with The Bankers Bank and $20.0 million under one of its line of credit agreements with the Federal Home Loan Bank. As of June 30, 1999, Net.B@nk has borrowed $20.0 million from the Federal Home Loan Bank at a fixed rate of 4.43%. The borrowing is callable at the second anniversary date. If not called at the second anniversary date, the borrowing extends for an additional three years at 4.43%. Also, Net.B@nk has borrowed $25.0 million from the Federal Home Loan Bank at a fixed rate of 4.64%. The borrowing is callable at the second anniversary date. If not called at the second anniversary date, the borrowing extends for an additional eight years at 4.64%. These borrowings are secured by Net.B@nk's investment securities.

    During the three months ended June 30, 1999, Net.B@nk issued $115.0 million in convertible subordinated notes (the "Notes") in a public offering. Net proceeds after deducting estimated expenses and underwriting discounts and commissions are expected to be approximately $111.3 million. The Notes mature on June 1, 2004 unless previously redeemed and bear interest at 4.75% payable semi-annually on June 1 and December 1 of each year beginning December 1, 1999. Holders of the Notes may convert any Notes or portions of the Notes into shares of Net.B@nk's common stock at a conversion price of $35.67 per share, subject to adjustment. This is equivalent to 28.0348 shares of common stock per $1,000 principal amount of the Notes.

    Net.B@nk may redeem the Notes, in whole or in part, before June 4, 2002, at a redemption price equal to $1,000 per $1,000 principal amount of the Notes, plus accrued interest, if any, to the redemption date, if the closing price of Net.B@nk's common stock has exceeded 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of the mailing of the notice of redemption. Net.B@nk will make an additional payment in cash with respect to the Notes called for redemption of $187.00 per $1,000 principal amount of the Notes, less the amount of interest actually paid on the Notes before the call for redemption. Net.B@nk may redeem the Notes, in whole or in part, at any time on or after June 4, 2002, at the declining redemption prices listed in the indenture agreement plus accrued interest.

    In the event of a change of control under certain circumstances holders of the Notes may require Net.B@nk to repurchase their Notes in whole or in part at a repurchase price of 100% of the principal amount plus accrued interest. The Notes are unsecured and are subordinated to all of Net.B@nk's existing and future "senior indebtedness," as defined in the indenture governing the Notes.

    Total shareholders' equity increased $199.0 million from December 31, 1998 to June 30, 1999 primarily due to the receipt of approximately $105.0 million and $94.0 million from the sale of 7,290,000 and 3,450,000 shares of our common stock in a public offering in February and June 1999, respectively.

    LIQUIDITY AND CAPITAL RESOURCES Net.B@nk's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financial activities. Net.B@nk's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Net.B@nk invests excess funds in overnight deposits and other short-term interest-earning assets. Net.B@nk can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. Net.B@nk's available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, Net.B@nk had availability under existing line of credit agreements totaling $82.0 million at June 30, 1999.

    Net.B@nk is required by Office of Thrift Supervision regulations to maintain tangible capital equal to at least 1.5% of tangible assets, core capital equal to at least 3.0% of tangible assets, and total capital equal to at least 8.0% of risk-weighted assets. To be categorized as "well capitalized" under a prompt corrective action plan, Net.B@nk must maintain minimum core, total, and risk-based capital ratios of at least 6%, 5%, and 10%, respectively. Net.B@nk exceeded such requirements with core, total, and risk-based capital ratios of 27.37%, 45.35%, and 44.23%, respectively, at June 30, 1999.

INTEREST RATE SENSITIVITY

    We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature within a given period of time. The difference, or the interest rate sensitivity "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or have its asset yields adjusted upward, which would result in the yield on its assets increasing at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets maturing at a faster rate than one with a negative gap, which would tend to reduce or restrain the growth of its net interest income.

    The following table sets forth the interest rate sensitivity of our assets and liabilities as of June 30, 1999 (in 000's):

                                                            TERM TO REPRICING OR MATURITY
                                                   -----------------------------------------------
                                                                  OVER                     OVER
                                                                  THREE      OVER ONE      FIVE
                                                   LESS THAN     MONTHS        YEAR       YEARS
                                                     THREE       THROUGH     THROUGH       AND
                                                     MONTHS     ONE YEAR    FIVE YEARS  INSENSITIVE   TOTAL
                                                   ----------  -----------  ----------  ----------  ----------
Interest-Earning Assets:
  Cash and cash equivalents......................  $    3,705                                       $    3,705
  Federal funds sold.............................      18,948                                           18,948
  Investment securities..........................           5  $    19,512  $   97,355  $  113,950     230,822
  Stock of Federal Home Loan Bank of Atlanta.....       2,570                                            2,570
  Loan sale proceeds receivable..................      26,126                                           26,126
  Loans receivable...............................     157,347       36,359     187,861     132,191     513,758
                                                   ----------  -----------  ----------  ----------  ----------
  Total interest-earning assets..................     208,701       55,871     285,216     246,141     795,929
Non interest--earning assets.....................                                           21,808      21,808
                                                   ----------  -----------  ----------  ----------  ----------
Total assets.....................................  $  208,701  $    55,871  $  285,216  $  267,949  $  817,737
                                                   ----------  -----------  ----------  ----------  ----------
                                                   ----------  -----------  ----------  ----------  ----------

Interest-Bearing Liabilities:
  Interest-bearing deposits......................  $  235,679  $   156,882  $   15,506              $  408,067
  Convertible subordinated debt..................                                       $  111,590     111,590
  Other borrowed funds...........................                               45,000                  45,000
                                                   ----------  -----------  ----------  ----------  ----------
  Total interest-bearing liabilities.............     235,679      156,882      60,506     111,590     564,657
Interest-free deposits...........................                                            7,400       7,400
Other interest-free liabilities and equity.......                                          245,680     245,680
                                                   ----------  -----------  ----------  ----------  ----------
Total liabilities and equity.....................  $  235,679  $   156,882  $   60,506  $  364,670  $  817,737
                                                   ----------  -----------  ----------  ----------  ----------
                                                   ----------  -----------  ----------  ----------  ----------

Net interest rate sensitivity gap................  $  (26,978) $  (101,011) $  224,710  $  134,551  $  231,272
Cumulative gap...................................     (26,978)    (127,989)     96,721     231,272          --
Net interest rate sensitivity gap as a percent of
  interest-earning assets........................      (12.93)%     (180.80)%      78.79%      54.66%
Cumulative gap as a percent of cumulative
  interest-earning assets........................      (12.93)%     (229.08)%      33.91%      93.96%

MARKET RISK

    Our principal business is the originating and purchasing of loans, funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of our assets and liabilities are monetary in nature and fluctuations in interest rates, specifically the prime rate, will affect our future net interest income and cash flows. This interest rate risk is our primary market risk exposure. We do not enter into derivative financial instruments such as futures, forwards, swaps and options. Also, we have no market risk-sensitive instruments held for trading purposes. Our exposure to market risk is reviewed on a regular basis by our management

    The following table sets forth the change in martket value of Net.B@nk's financial instruments as of June 30, 1999 assuming a hypothetical change in interest rates (dollars in 000's):

                                 MARKET VALUE OF FINANCIAL            HYPOTHETICAL CHANGE IN           HYPOTHETICAL CHANGE IN
  HYPOTHETICAL CHANGE IN                INSTRUMENT                         MARKET VALUE                 MARKET VALUE AS A %
                             ---------------------------------  -----------------------------------  --------------------------
      INTEREST RATES         INVESTMENTS    LOANS    DEPOSITS   INVESTMENTS    LOANS     DEPOSITS     INVESTMENTS      LOANS
---------------------------  -----------  ---------  ---------  -----------  ---------  -----------  -------------  -----------
300 bp rise................   $ 218,444   $ 484,479  $ 415,002   $ (12,378)  $ (34,858)  $    (465)        (5.36)%       (6.71)%
200 bp rise................     222,354     494,846    415,157      (8,468)    (24,491)       (310)        (3.67)        (4.72)
100 bp rise................     226,564     507,092    415,312      (4,258)    (12,245)       (155)        (1.84)        (2.36)
Base Scenario..............     230,822     519,337    415,467          --          --          --            --            --
100 bp decline.............     234,831     528,382    415,622       4,009       9,045         155          1.74          1.74
200 bp decline.............     238,652     534,782    415,777       7,830      15,445         310          3.39          2.97
300 bp decline.............     243,185     541,183    415,932      12,363      21,846         465          5.36          4.21


  HYPOTHETICAL CHANGE IN

      INTEREST RATES           DEPOSITS
---------------------------  -------------
300 bp rise................         (.11)%
200 bp rise................         (.07)
100 bp rise................         (.04)
Base Scenario..............           --
100 bp decline.............          .04
200 bp decline.............          .07
300 bp decline.............          .11

    Computation of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposits decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

    Certain shortcomings are inherent in the method of analysis used in the computation of market value. If market conditions vary from assumptions used in the calculation of the market value, actual values may differ from those projections presented. Certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. Additionally, the proportion of fixed rate loans in Net.B@nk's portfolio could increase in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, early withdrawal and prepayment levels would likely deviate significantly from those assumed in the analysis. Finally, the ability of some borrowers to repay their adjustable rate mortgage loans may decrease in the event of interest rate increases.

ASSETS AND LIABILITIES

    INVESTMENT SECURITIES. The following tables set forth certain information relating to our available-for-sale securities at June 30, 1999 and December 31, 1998:

                                                                            JUNE 30, 1999
                                                                                GROSS
                                                      ----------------------------------------------------------
                                                        AMORTIZED      UNREALIZED    UNREALIZED   ESTIMATED FAIR
                                                           COST          GAINS         LOSSES         VALUE
                                                      --------------  ------------  ------------  --------------
Mortgage backed securities..........................  $   76,741,694  $         --  $  2,944,122  $   73,797,572
U.S. government agencies............................     156,915,568                     145,958     156,769,610
Habitat bonds and other.............................         254,744                                     254,744
                                                      --------------  ------------  ------------  --------------
                                                      $  233,912,006  $         --  $  3,090,080  $  230,821,926
                                                      --------------  ------------  ------------  --------------
                                                      --------------  ------------  ------------  --------------

                                                                          DECEMBER 31, 1998
                                                                                GROSS
                                                      ----------------------------------------------------------
                                                        AMORTIZED      UNREALIZED    UNREALIZED   ESTIMATED FAIR
                                                           COST          GAINS         LOSSES         VALUE
                                                      --------------  ------------  ------------  --------------
Mortgage backed securities..........................  $   59,212,727  $         --  $      2,309  $   59,210,418
Habitat bonds and other.............................         254,644                                     254,644
                                                      --------------  ------------  ------------  --------------
                                                      $   59,467,371  $         --  $      2,309  $   59,465,062
                                                      --------------  ------------  ------------  --------------
                                                      --------------  ------------  ------------  --------------

    LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio by type of loan as of June 30, 1999 and December 31, 1998:

                                                                      JUNE 30, 1999            DECEMBER 31, 1998
                                                                -------------------------  -------------------------
                                                                    AMOUNT          %          AMOUNT          %
                                                                --------------  ---------  --------------  ---------
Residential mortgages.........................................  $  275,334,353       53.0% $  144,361,069       51.4%
Construction..................................................      23,189,217        4.5      27,996,691       10.0
Commercial....................................................      57,247,533       11.0       8,556,264        3.1
Home equity lines.............................................     115,359,243       22.2      89,053,532       31.8
Auto..........................................................       5,320,759        1.0       7,803,648        2.8
Personal and other............................................      42,886,141        8.3       2,656,399        0.9
                                                                --------------  ---------  --------------  ---------
Total loans...................................................  $  519,337,246      100.0% $  280,427,603      100.0%
                                                                --------------  ---------  --------------  ---------
                                                                --------------  ---------  --------------  ---------

    ASSET QUALITY AND NONPERFORMING ASSETS During the three months ended June 30, 1999 and 1998, Net.B@nk did not have any significant loans on nonaccrual status, significant loans past due 90 days or more, or restructured loans.

    DEPOSITS. The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by us at June 30, 1999 and December 31, 1998:

                                                          JUNE 30, 1999                           DECEMBER 31, 1998
                                             ----------------------------------------  ----------------------------------------
                                                                           WEIGHTED                                  WEIGHTED
                                                                            AVERAGE                                   AVERAGE
                                                                           INTEREST                                  INTEREST
                                                 AMOUNT      PERCENTAGE      RATE          AMOUNT      PERCENTAGE      RATE
                                             --------------  -----------  -----------  --------------  -----------  -----------
Demand checking accounts...................  $    7,399,244         1.8%         N/A   $    9,285,540         3.3%         N/A
Interest bearing:
  NOW accounts.............................      15,250,784         3.7         3.05%       6,090,704         2.1         3.49%
  Money market.............................     153,058,663        36.8         5.13%      65,325,880        23.0         5.13%
Certificate of deposit under $100,000......     215,858,634        52.0         5.40%     197,162,916        69.5         5.74%
Certificate of deposit over $100,000.......      23,900,000         5.7         5.80%       5,724,111         2.1         5.74%
                                             --------------       -----                --------------       -----
Total deposits.............................  $  415,467,325       100.0%               $  283,589,151       100.0%
                                             --------------       -----                --------------       -----
                                             --------------       -----                --------------       -----

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
  1998

    GENERAL. Net income for the three months ended June 30, 1999 amounted to $768,000, a decrease of $2.5 million compared to $3.3 million in net income for the three months ended June 30, 1998. The decrease in net income was the result of the recognition of a deferred tax asset related to operating losses incurred in 1996 and 1997 which were recognized once we achieved profitability during the three months ended June 30, 1998. The one-time income tax benefit was approximately $3.0 million. Income before income taxes increased $924,000 for the three months ended June 30, 1999 to $1.2 million as compared to $240,000 for the three months ended June 30, 1998. This increase was due to the dramatic increase in our interest earning assets coupled with less than incremental growth in noninterest expense.

    INTEREST INCOME. Interest income related to our loan and investment portfolio for the three months ended June 30, 1999 was $10.4 million compared to $4.3 million for the three months ended June 30, 1998. The increase in interest income was the result of the growth of our loan portfolio from $188.1 million at June 30, 1998 to $513.8 million at June 30, 1999, a 173% increase, and the growth in our investment portfolio from $42.4 million at June 30, 1998 to $230.8 million at June 30, 1999, a 444% increase. The significant increase in the loan portfolio was primarily due to the purchase of approximately $118.7 million in loans during the last six months of 1998 and $303.4 million in the first six months of 1999. Loan yields averaged 9.3% for the three months ended June 30, 1998 as compared to 7.9% for the three months ended June 30, 1999. This decrease in loan yield is primarily the result of a change in the composition of our loan portfolio from 5% to 53% in residential mortgages as well as a decrease in interest rates. The investment portfolio grew as proceeds from the increase in customer deposits and Net.B@nk's two common stock offerings and one debt offering in the first six months of 1999 were invested. The yield on the investment portfolio was 6.9% for the three months ended June 30, 1998 as compared with 6.3% for the three months ended June 30, 1999. The decrease in investment yield was primarily due to a decrease in interest rates.

    INTEREST EXPENSE. For the three months ended June 30, 1999, $4.8 million in interest expense on deposits was recorded compared to $2.3 million for the three months ended June 30, 1998 as a result of an approximately 122.4% increase in customer deposits from $186.8 million at June 30, 1998 to $415.5 million at June 30, 1999. In addition, interest paid on deposits decreased from 5.79% for the three months ended June 30, 1998 to 5.24% for the three months ended June 30, 1999. Also, during the three months ended June 30, 1999, we recorded approximately $885,000 in interest expense associated with short-term borrowings under our line of credit agreements, advances from the Federal Home Loan Bank, and convertible subordinated notes issued during the three months ended June 30, 1999.

    NET INTEREST INCOME. Net interest income is determined by our interest rate spread, which is the difference between the yield earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $4.7 million for the three months ended June 30, 1999 compared to $1.5 million for the three months ended June 30, 1998. The increase in net interest income resulted from the increase in interest income earned from increased loans and investment securities, offset by the increase in interest expense associated with the growth in our deposit base from June 30, 1998 to June 30, 1999.

    PROVISION FOR LOAN LOSSES. In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the three months ended June 30, 1999, we recorded $1.7 million as an addition to premiums related to allowance for loan losses for loans purchased during the quarter. In addition, we also recorded a provision for loan losses of $55,000 related to a decline in credit quality of a specific pool of fixed second mortgages and provision established for originated loans. This compares to a provision of $6,011 recorded during the three months ended June 30, 1998. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool by pool basis for our purchased portfolio and a loan by loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

    NONINTEREST INCOME. For the three months ended June 30, 1999, we recorded approximately $232,000 in loan and deposit service charges and fees compared to $104,000 recorded during the three months ended June 30, 1998. The increase in service charges from the three months ended June 30, 1998 to the three months ended June 30, 1999 was a result of increased deposit fee income as a result of the significant increase in customer deposits and increased first mortgage origination fee income.

    NONINTEREST EXPENSES. Noninterest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Noninterest expense increased approximately 165%, or $2.3 million, for the three months ended June 30, 1999 as compared with the three months ended June 30, 1998. This increase was primarily the result of increases in marketing ($660,000), customer services ($590,000), and salaries and benefits ($438,000). Marketing increased as Net.B@nk launched an expanded marketing iniative designed to build public awareness of Net.B@nk and establish "Net.B@nk" as the brand of choice among internet users. Customer services increased as Net.B@nk expanded its deposit base, increasing incremental expenses such as postage, telephone and loan servicing fees, and continued to provide free checking services. Salaries and benefits increased as we continue to add employees to support the rapid growth of Net.B@nk's activities and customer base.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

    GENERAL. Net income for the six months ended June 30, 1999 amounted to $1.5 million, a decrease of $1.6 million compared to $3.1 million in net income for the six months ended June 30, 1998. The decrease in net income was the result of the recognition of a deferred tax asset related to operating losses incurred in 1996 and 1997 which were recognized once we achieved profitability during the six months ended June 30, 1998. The one-time income tax benefit was approximately $3.0 million. Income before income taxes increased $2.1 million for the six months ended June 30, 1999 to $2.2 million as compared to $88,000 for the six months ended June 30, 1998. This increase was due to the dramatic increase in our interest earning assets coupled with less than incremental growth in noninterest expense.

    INTEREST INCOME. Interest income related to our loan and investment portfolio for the six months ended June 30, 1999 was $18.0 million compared to $6.5 million for the six months ended June 30, 1998. The increase in interest income was the result of the growth of our loan portfolio from $188.1 million at June 30, 1998 to $513.8 million at June 30, 1999, a 173% increase, and the growth in our investment portfolio from $42.4 million at June 30, 1998 to $230.8 million at June 30, 1999, a 444% increase. The significant increase in the loan portfolio was primarily due to the purchase of approximately $118.7 million in loans during the last six months of 1998 and $303.4 million in the first six months of 1999. Loan yields averaged 8.1% for the six months ended June 30, 1998 as compared to 7.8% for the six months ended June 30, 1999. This decrease in loan yield is primarily the result of a change in the composition of our loan portfolio from 5% to 53% in residential mortgages, as well as a decrease in interest rates. The investment portfolio grew as proceeds from the increase in customer deposits and Net.B@nk's two common stock offerings and one debt offering in the first six months of 1999. The yield on the investment portfolio was 6.9% for the six months ended June 30, 1998 as compared with 6.3% for the six months ended June 30, 1999. The decrease in investment yield was primarily due to a decrease in interest rates.

    INTEREST EXPENSE. For the six months ended June 30, 1999, $8.9 million in interest expense on deposits was recorded compared to $3.6 million for the six months ended June 30, 1998 as a result of an approximately 122.4% increase in customer deposits from $186.8 million at June 30, 1998 to $415.5 million at June 30, 1999. In addition, interest paid on deposits decreased from 5.8% for the six months ended June 30, 1998 to 5.2% for the six months ended June 30, 1999. Also, during the six months ended June 30, 1999, we recorded approximately $1.4 million in interest expense associated with short-term borrowings under our line of credit agreements, advances from the Federal Home Loan Bank, and convertible subordinated notes issued during the three months ended June 30, 1999.

    NET INTEREST INCOME. Net interest income is determined by our interest rate spread, which is the difference between the yield earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $7.7 million for the six months ended June 30, 1999 compared to $2.4 million for the six months ended June 30, 1998. The increase in net interest income resulted from the increase in interest income earned from increased loans and investment securities, offset by the increase in interest expense associated with the growth in our deposit base from June 30, 1998 to June 30, 1999.

    PROVISION FOR LOAN LOSSES. In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the six months ended June 30, 1999, we recorded $2.4 million as an addition to premiums related to allowance for loan losses for loans purchased during the first six months of 1999. In addition, we also recorded a provision for loan losses of $105,000 related to a decline in credit quality of a specific pool of fixed second mortgages and a specific pool of automobile loans and provision established for originated loans. This compares to a provision of $10,000 recorded during the six months ended June 30, 1998. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool by pool basis for our purchased portfolio and a loan by loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

    NONINTEREST INCOME. For the six months ended June 30, 1999, we recorded approximately $500,000 in loan and deposit service charges and fees compared to $226,000 recorded during the six months ended June 30, 1998. The increase in service charges from the six months ended June 30, 1998 to the six months ended June 30, 1999 was a result of increased deposit fee income as a result of the significant increase in customer deposits and increased first mortgage origination fee income.

    NONINTEREST EXPENSES. Noninterest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Noninterest expense increased approximately 128%, or $3.3 million, for the six months ended June 30, 1999 as compared with the six months ended June 30, 1998. This increase was primarily the result of increases in marketing ($808,000), customer services ($1.0 million), and salaries and benefits ($510,000). Marketing increased as Net.B@nk launched an expanded marketing iniative designed to build public awareness of Net.B@nk and establish "Net.B@nk" as the brand of choice among internet users. Customer services increased as Net.B@nk expanded its deposit base, increasing incremental expenses such as postage, telephone and loan servicing fees, and continued to provide free checking services. Salaries and benefits increased as we continue to add employees to support the rapid growth of Net.B@nk's activities and customer base.

STOCK OPTIONS

    The Company has a 1996 Stock Incentive Plan (the "Plan") which provides that key employees, officers, directors, and consultants of Net.B@nk may be granted nonqualified and incentive stock options to purchase shares of common stock of Net.B@nk, derivative securities related to the value of the common stock, or cash awards. On April 22, 1999, the shareholders approved an increase in the total number of shares reserved for the Plan from 1,800,000 to 3,750,000. Stock option activity during the three months ended June 30, 1999 was as follows:

                                                                                                      PRICE PER
                                                                                NUMBER OF OPTIONS       SHARE
                                                                                ------------------  --------------
Balance--Beginning of Period..................................................        1,678,212      $ 1.21-23.33

Granted.......................................................................          793,700      $35.44-53.33
Exercised.....................................................................          (42,711)            $1.21
Terminated....................................................................          (35,766)     $ .1.21-5.25
                                                                                     ----------

Balance--End of Period........................................................        2,393,435      $ 1.21-53.33
                                                                                     ----------
                                                                                     ----------

    Grant prices approximated the fair value of the stock at the grant date.

YEAR 2000

    We are working to resolve the potential impact of the year 2000 on the ability of the computerized information systems we use to accurately process information that may be date sensitive. Any of the programs we or our service providers use that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures that could ultimately cause us or our service providers to become unable to process customer transactions. This would require us to cease operations pending resolution of the problem. Such an eventuality would materially adversely affect our business, financial condition and results of operations. Accordingly, we are devoting significant attention to identifying year 2000 issues and testing our in-house and external systems for year 2000 compliance. To date, we have incurred year 2000 remediation costs of approximately $30,000 and have budgeted approximately $35,000 for total remediation costs. We have been utilizing working capital to fund our year 2000 compliance program and anticipate that we will continue to do so.

    We began testing our in-house information technology systems during the second quarter of 1998 and completed this testing during the third quarter of 1998. We have not identified, and do not anticipate, any significant risks or issues relating to non-information technology systems.

    We are also assessing the year 2000 compliance of our outside vendors and service providers. Because we primarily contract with outside vendors for our computer application programs, we believe our principal risk relating to year 2000 issues lies in the potential inability of those vendors to process date sensitive information involving the year 2000. We began testing the systems provided by these vendors for year 2000 compliance in the third quarter of 1998 and completed such testing during the second quarter of 1999. In addition, we have contacted each of our vendors to obtain a commitment that they are or will timely be year 2000 compliant. If such assurances are not forthcoming, or if we believe for any reason that any of our vendors will not be year 2000 compliant when required, we plan to contract with other vendors that would be able to provide similar services at similar costs. Although we cannot offer any assurances, we believe that such vendors are and will be available. Alternatively, we could bring the outsourced services in-house by licensing the applicable software and converting it to run on our platforms or form a correspondent relationship with an unaffiliated year 2000 compliant bank that could service our customers and accounts until we could provide such services on a year 2000 compliant basis. We believe we could implement any of the foregoing contingency plans without a material interruption in our business and without a material adverse effect on our financial condition, results of operations or cash flows.

    On April 22, 1999, Net.B@nk, Inc. held its annual meeting of shareholders at which the following actions were taken:

                                                                                              VOTES         VOTES
ELECTION OF DIRECTORS FOR A TERM EXPIRING IN 2002                                              FOR        WITHHELD
-----------------------------------------------------------------------------------------  ------------  -----------
Robert E. Bowers.........................................................................    18,338,196      35,181
Ward H. Clegg............................................................................    18,338,196      35,481
J. Stephen Heard.........................................................................    18,337,896      35,481
W. James Stokes..........................................................................    18,338,196      35,181

                                                                                                        BROKER
                                                                  VOTES        VOTES                     NON-
                                                                   FOR        AGAINST    ABSTENTIONS    VOTES
                                                               ------------  ----------  -----------  ----------
Amendment of 1996 Stock Incentive Plan to Increase Authorized
  Shares from 1,800,000 to 3,750,000.........................     7,317,762   4,877,091      18,561    6,159,963

                                                                                                        BROKER
                                                                  VOTES        VOTES                     NON-
                                                                   FOR        AGAINST    ABSTENTIONS    VOTES
                                                               ------------  ----------  -----------  ----------
Ratification of Deloitte & Touche LLP as Independent
  Auditors...................................................    18,365,199         477       7,701           --

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.1 FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

(b) A report on Form 8-K was filed on June 7, 1999 to update the Statement Regarding Computation of Ratios from the Registration Statement on Form S-3 to reflect the terms of the notes which were set after the Registration Statement became effective.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET.B@NK, INC.

By:                      /s/ LAURA P. MOON
           ---------------------------------------------
                           Laura P. Moon
                      CHIEF ACCOUNTING OFFICER

Dated: August 11, 1999