Form 10-Q
period 1999-09-30
NETBANK INC
filed 1999-11-15
CIK 1035826

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended September 30, 1999              Commission File No. 0-22361

                            ------------------------

                                 NET.B@NK, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                      58-2224352
          (State of incorporation)                (I.R.S. Employer Identification Number)

             ROYAL CENTRE THREE                                    30022
                  SUITE 100                                     (Zip Code)
            11475 GREAT OAKS WAY
             ALPHARETTA, GEORGIA
  (Address of principal executive offices)

            Registrant's telephone number, including area code: (770) 343-6006

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                         SHARES OUTSTANDING AT NOVEMBER 12, 1999
---------------------------------------------  ---------------------------------------------
        Common Stock, par value $.01                            29,393,921

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NET.B@NK, INC.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Condensed consolidated balance sheets as of September 30,
  1999 and December 31, 1998................................     3

Condensed consolidated statements of operations for the
  three and nine months ended September 30, 1999 and 1998...     4

Condensed consolidated statement of shareholders' equity
  from December 31, 1998 to September 30, 1999..............     5

Condensed consolidated statements of cash flows for the nine
  months ended September 30, 1999 and 1998..................     6

Notes to condensed consolidated financial statements........     7

                                 NET.B@NK, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   1999            1998
                                                              --------------   ------------
                                          ASSETS
Cash and Cash Equivalents:
  Cash......................................................  $    2,511,366   $    405,649
  Federal funds sold........................................       5,039,419     12,054,534
                                                              --------------   ------------
    Total cash and cash equivalents.........................       7,550,785     12,460,183
Securities available for sale--At fair value (amortized cost
  of $330,084,017 and $59,467,371)..........................     326,593,937     59,465,063
Stock of Federal Home Loan Bank of Atlanta--at cost.........       7,250,000      2,000,000
Loans receivable--net of allowance for loan losses of
  $6,557,998 and $3,472,364.................................     642,268,969    277,240,665
Accrued interest receivable.................................       7,428,886      2,333,154
Furniture and equipment--net................................       4,358,368      1,321,917
Deferred income taxes.......................................       3,771,780      2,297,125
Loan sales proceeds receivable..............................      16,506,317     23,202,679
Other assets................................................      14,607,370      8,115,950
                                                              --------------   ------------
                                                              $1,030,336,412   $388,436,736
                                                              ==============   ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits..................................................  $  486,166,907   $283,589,151
  Other borrowed funds......................................     183,000,000     60,000,000
  Convertible subordinated debt.............................     111,762,750             --
  Accrued interest payable..................................       7,504,421      5,882,166
  Accounts payable and accrued liabilities..................       3,275,983        210,531
                                                              --------------   ------------
    Total liabilities.......................................     791,710,061    349,681,848
                                                              --------------   ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par (10,000,000 shares authorized,
    none outstanding).......................................
  Common stock, $.01 par (100,000,000 shares authorized,
    29,393,921 and 18,470,274 shares issued and
    outstanding)............................................         293,939         61,568
  Additional paid-in capital................................     243,008,757     43,671,732
  Unamortized stock plan expense............................          (5,712)       (24,279)
  Accumulated deficit.......................................      (2,369,687)    (4,952,609)
  Accumulated other comprehensive loss, net of tax..........      (2,300,946)        (1,524)
                                                              --------------   ------------
    Total shareholders' equity..............................     238,626,351     38,754,888
                                                              --------------   ------------
                                                              $1,030,336,412   $388,436,736
                                                              ==============   ============

            See notes to condensed consolidated financial statements

                                 NET.B@NK, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                              ------------------------   ------------------------
                                                 1999          1998         1999          1998
                                                 ----          ----         ----          ----
Interest Income:
  Loans.....................................  $11,497,496   $4,500,723   $25,214,416   $9,301,741
  Investment securities.....................    4,372,656      726,066     7,285,670    1,881,541
  Short-term investments....................      452,754       57,266     1,801,950      559,925
                                              -----------   ----------   -----------   ----------
    Total interest income...................   16,322,906    5,284,055    34,302,036   11,743,207

Interest Expense:
  Deposits..................................    6,114,551    3,049,422    14,984,176    6,632,573
  Other borrowed funds......................    2,750,906      170,350     4,171,433      604,683
                                              -----------   ----------   -----------   ----------

    Total interest expense..................    8,865,457    3,219,772    19,155,609    7,237,256
                                              -----------   ----------   -----------   ----------

Net interest income.........................    7,457,449    2,064,283    15,146,427    4,505,951

Provision for loan losses...................        2,000        5,887       106,806       15,559
                                              -----------   ----------   -----------   ----------
Net interest income after provision for loan
  losses....................................    7,455,449    2,058,396    15,039,621    4,490,392

Non-interest income--Service charges and
  fees......................................      311,450      189,626       788,699      415,844

Non-interest Expense:
  Salaries and benefits.....................      876,116      288,611     2,131,462    1,033,783
  Customer services.........................    1,320,849      336,029     2,863,434      887,598
  Marketing.................................    2,571,277      143,773     3,799,049      564,029
  Data processing...........................      369,449      146,605       831,928      316,719
  Depreciation and amortization.............      337,617       79,398       689,589      177,714
  Office expenses...........................      121,798       34,682       307,947      125,040
  Occupancy.................................       98,427       41,762       173,047      107,848
  Travel and entertainment..................       66,373       12,208       118,085       51,234
  Other.....................................      302,243      206,652     1,000,856      595,674
                                              -----------   ----------   -----------   ----------
    Total non-interest expense..............    6,064,149    1,289,720    11,915,397    3,859,639
                                              -----------   ----------   -----------   ----------

Net income before taxes.....................    1,702,749      958,302     3,912,922    1,046,597

Income tax benefit (expense)................     (579,000)    (345,000)   (1,330,000)   2,684,064
                                              -----------   ----------   -----------   ----------
Net income..................................  $ 1,123,749   $  613,302   $ 2,582,922   $3,730,661
                                              ===========   ==========   ===========   ==========

Net Income per Common and Potential Common
  Share:
  Basic.....................................  $       .04   $      .03   $       .10   $      .20
  Diluted...................................  $       .04   $      .03   $       .09   $      .19

Weighted Average Common and Potential Common
  Shares Outstanding:
  Basic.....................................   29,346,213   18,442,380    26,228,810   18,439,332
  Diluted...................................   30,352,801   19,329,588    27,260,076   19,299,552

           See notes to condensed consolidated financial statements.

                                 NET.B@NK, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                                    ACCUMULATED
                                               COMMON       ADDITIONAL               UNAMORTIZED                       OTHER
                                 COMMON         STOCK        PAID-IN      TREASURY    STOCK PLAN    ACCUMULATED    COMPREHENSIVE
                                 SHARES      ($.01 PAR)      CAPITAL       STOCK       EXPENSE        DEFICIT           LOSS
                                 ------      ----------     ----------    --------   -----------    -----------    -------------
BALANCE--December 31,
1998.........................   18,470,274   $    61,568   $ 43,671,732   $    --      $(24,279)    $(4,952,609)    $    (1,524)
Comprehensive income:
  Net income for nine months
    ended September 30,
    1999.....................           --            --             --        --            --       2,582,922              --
  Unrealized losses on
    securities, net of taxes
    of $1,184,551............           --            --             --        --            --              --      (2,299,422)
    Comprehensive income.....           --            --             --        --            --              --
Proceeds from the issuance of
  common stock...............   10,740,000        58,800    199,397,127        --            --              --              --
Purchase of treasury stock...      (21,371)           --       (496,662)     (214)           --              --              --
Exercised stock options......      205,018         1,601        608,530       214            --              --              --
Amortization of stock plan
  expense....................           --            --             --        --        18,567              --              --
Stock dividend...............           --       171,970       (171,970)       --            --              --              --
                               -----------   -----------   ------------   --------     --------     -----------     -----------
BALANCE--September 30,
1999.........................   29,393,921   $   293,939   $243,008,757   $    --      $ (5,712)    $(2,369,687)    $(2,300,946)
                               ===========   ===========   ============   ========     ========     ===========     ===========


                                  TOTAL
                               ------------
BALANCE--December 31,
1998.........................  $ 38,754,888
Comprehensive income:
  Net income for nine months
    ended September 30,
    1999.....................     2,582,922
  Unrealized losses on
    securities, net of taxes
    of $1,184,551............    (2,299,422)
                               ------------
    Comprehensive income.....       283,500
Proceeds from the issuance of
  common stock...............   199,455,927
Purchase of treasury stock...      (496,876)
Exercised stock options......       610,345
Amortization of stock plan
  expense....................        18,567
Stock dividend...............            --
                               ------------
BALANCE--September 30,
1999.........................  $238,626,351
                               ============

           See notes to condensed consolidated financial statements.

                                 NET.B@NK, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              --------------------------------
                                                                  1999               1998
                                                              -------------      -------------
Operating Activities:
Net income..................................................  $   2,582,922      $   3,730,661
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization.............................        669,460            218,020
  Amortization (accretion) of premiums (discounts) on
    investment securities, net..............................        (40,771)           207,510
  Amortization of premiums on purchased loans...............      3,641,783          1,524,177
  Amortization of debt discount.............................        212,750                 --
  Provision for loan losses.................................        106,806             15,559
  Changes in assets and liabilities which provide (use)
    cash:
    Increase in accrued interest receivable.................     (5,095,732)        (1,545,408)
    Increase in other assets................................     (6,491,420)        (5,090,546)
    Loans originated for sale...............................   (217,013,919)       (77,042,698)
    Proceeds from sale of loans.............................    223,710,280         56,695,162
    Increase in accrued interest payable....................      1,622,255          3,556,124
    Increase (decrease) in payables and accrued
      liabilities...........................................      3,065,453           (194,109)
    Increase in deferred tax asset..........................       (286,305)        (2,667,354)
                                                              -------------      -------------
      Net cash provided by (used in) operating activities...      6,683,562        (20,592,902)
Investing Activities:
  Purchases of securities available for sale................   (281,754,584)       (32,834,865)
  Purchase of Federal Home Loan Bank stock..................     (5,250,000)           (26,500)
  Principal repayments on investment securities.............     11,178,709          9,457,316
  Origination and purchase of loans.........................   (479,736,304)      (234,636,497)
  Principal payments on loans...............................    110,959,412         77,423,122
  Capital expenditures......................................     (2,009,095)          (488,365)
  Capitalized software costs................................     (1,678,250)          (342,402)
                                                              -------------      -------------

      Net cash used in investing activities.................   (648,290,112)      (181,448,191)
Financing Activities:
  Increase in deposits......................................    202,577,756        182,598,055
  Net proceeds from the sale of common stock................    199,455,927                 --
  Net proceeds from exercise of stock options...............        610,345              7,510
  Purchase of treasury stock................................       (496,876)                --
  Net proceeds from issuance of convertible subordinated
    notes...................................................    111,550,000                 --
  Proceeds from other borrowed funds........................    175,000,000                 --
  Repayments of other borrowed funds........................    (52,000,000)                --
                                                              -------------      -------------
      Net cash provided by financing activities.............    636,697,152        182,605,565
                                                              -------------      -------------

Net decrease in cash and cash equivalents...................     (4,909,398)       (19,435,528)
Cash and cash equivalents:
  Beginning of period.......................................     12,460,183         29,103,592
                                                              -------------      -------------
  End of period.............................................  $   7,550,785      $   9,668,064
                                                              =============      =============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest..................  $  17,533,355      $   3,764,244
  Cash paid during the period for income taxes..............  $     103,000                 --

           See notes to condensed consolidated financial statements.

                                 NET.B@NK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    Net.B@nk, Inc. is a holding company that wholly owns "Net.B@nk," a federal savings bank.

    In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in Net.B@nk's Form 10-K filed with the SEC for the year ended December 31, 1998 and Net.B@nk's Forms 10-Q filed with the SEC for the quarters ended March 31, 1999 and June 30, 1999. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 1998 amounts have been reclassified for comparability with 1999 amounts.

2. ACCOUNTING POLICIES

    Reference is made to the accounting policies of Net.B@nk described in the notes to financial statements contained in Net.B@nk's Form 10-K for the year ended December 31, 1998. The Company has followed those policies in preparing this report.

3. LOANS

    During the three months ended September 30, 1999, Net.B@nk purchased the following loan pools:

                                                   PREMIUM (DISCOUNT)   RANGE OF STATED
TYPES OF LOANS PURCHASED        PRINCIPAL AMOUNT         AMOUNT         INTEREST RATES
------------------------        ----------------   ------------------   ---------------
First adjustable rate
  mortgages...................    $ 68,513,351         $  (54,648)        6.80-8.00%
Home equity lines.............      79,759,864          5,593,993             10.75%
Leases........................      10,376,332                 --             11.30%
                                  ------------         ----------
    Total.....................    $158,649,547         $5,539,345
                                  ============         ==========

    An analysis of the allowance for loan losses for the three months ended September 30, 1999 is as follows:

Balance-beginning of period.................................  $ 5,579,350
  Allowance recorded in connection with purchase of loan
    pools...................................................    2,065,508
  Provision for loan losses.................................        2,000
  Loans charged off, net of recoveries......................   (1,088,860)
                                                              -----------
Balance- end of period......................................  $ 6,557,998
                                                              ===========

4. BORROWINGS

    During the three months ended September 30, 1999, Net.B@nk obtained three advances from the Federal Home Loan Bank ("FHLB"). The advances were $50,000,000 at a fixed rate of 6.03%, $25,000,000 at a fixed rate of 6.02%, and $25,000,000 at an adjustable rate of 5.48%. Both the 6.03% advance and the 6.02% advance are callable on the second anniversary date of the advance and if not called, renew for an additional three years. In addition, during the three months ended September 30, 1999, Net.B@nk entered

                                 NET.B@NK, INC.

4. BORROWINGS (CONTINUED)

into a reverse repurchase agreement for $50,000,000 and repaid $12,000,000 by September 30, 1999. The agreement reprices weekly and can be paid down daily. Borrowings as of September 30, 1999 are summarized as follows:

                                                       STATED INTEREST
DESCRIPTION                MATURITY DATE                    RATE                           PRINCIPAL AMOUNT
-----------        -----------------------------  -------------------------                ----------------
Convertible          June 1, 2004; Redeemable               4.75%                           $115,000,000
Subordinated            until June 4, 2002
   Notes

FHLB Advance       October 16, 2003; Subject to             4.43%                            20,000,000
                     early termination option
                         October 16, 2000

FHLB Advance       February 18, 2009; Subject to            4.64%                            25,000,000
                     early termination option
                         February 18, 2001

FHLB Advance        August 24, 2004; Subject to             6.03%                            50,000,000
                     early termination option
                          August 24, 2001

FHLB Advance        August 12, 2004; Subject to             6.02%                            25,000,000
                     early termination option
                          August 12, 2001

FHLB Advance            September 15, 2000        5.48%; Reprices quarterly                  25,000,000
                                                    based on three-month
                                                     LIBOR minus 3 basis
                                                           points

  Reverse                  Matures daily           5.43% at September 30,                    38,000,000
 Repurchase                                         1999; reprices weekly
 Agreement
                                                                                             -------------
                                                                             Total.......    298,000,000
                                                                             Less
                                                                             Unamortized
                                                                             Discount....     3,237,250
                                                                                             -------------
                                                                             Total          $294,762,750
                                                                             Debt........
                                                                                             =============

All of these borrowings are secured by Net.B@nk's investment securities or mortgage loans except for the convertible subordinated notes, which are unsecured.

5. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Basic and diluted net income per common and potential common share have been calculated based on the weighted average number of shares outstanding in accordance with SFAS 128. In accordance with SFAS 128, the schedule below reconciles the numerator and denominator of the basic and diluted net income per common and potential common shares. The effect of convertible debt securities outstanding

                                 NET.B@NK, INC.

5. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE (CONTINUED)

has not been included as the assumed conversion of such securities would be anti-dilutive to earnings per share for both the three and nine months ended September 30, 1999.

                                                                             1999
                                                            ---------------------------------------
                                                                NET
                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Three Months Ended September 30:
  Basic EPS...............................................  $1,123,749      29,346,213      $.04
  Effect of dilutive securities options to purchase common
    shares................................................                   1,006,588
                                                            ----------      ----------      ----
  Diluted EPS.............................................  $1,123,749      30,352,801      $.04
                                                            ==========      ==========      ====

Nine months ended September 30:
  Basic EPS...............................................  $2,582,922      26,228,810      $.10
  Effect of dilutive securities options to purchase common
    shares................................................                   1,031,266
                                                            ----------      ----------      ----
  Diluted EPS.............................................  $2,582,922      27,260,076      $.09
                                                            ==========      ==========      ====

                                                                             1998
                                                            ---------------------------------------
                                                                NET
                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Three Months Ended September 30:
  Basic EPS...............................................  $  613,302      18,442,380      $.03
  Effect of dilutive securities options to purchase common
    shares................................................                     887,208
                                                            ----------      ----------      ----
  Diluted EPS.............................................  $  613,302      19,329,588      $.03
                                                            ==========      ==========      ====

Nine months ended September 30:
  Basic EPS...............................................  $3,730,661      18,439,332      $.20
  Effect of dilutive securities options to purchase common
    shares................................................                     860,220
                                                            ----------      ----------      ----
  Diluted EPS.............................................  $3,730,661      19,299,552      $.19
                                                            ==========      ==========      ====

6. SHAREHOLDERS' EQUITY

    On June 9, 1999, Net.B@nk received net proceeds of approximately
$94.0 million from the sale of 3,450,000 shares of its common stock in a public offering.

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

                                 NET.B@NK, INC.

7. STOCK OPTIONS

    The Company has a 1996 Stock Incentive Plan (the "Plan") which provides that key employees, officers, directors, and consultants of Net.B@nk may be granted nonqualified and incentive stock options to purchase shares of common stock of Net.B@nk, derivative securities related to the value of the common stock, or cash awards. Currently, the total number of shares reserved for the Plan is 3,750,000. Stock option activity during the three months ended September 30, 1999 was as follows:

                                                NUMBER OF OPTIONS   PRICE PER SHARE
                                                -----------------   ---------------
Balance-Beginning of Period...................      2,393,435        $ 1.21-53.33

  Granted.....................................          7,300        $22.38-23.25
  Exercised...................................       (162,307)       $  1.21-5.25
  Terminated..................................        (80,300)       $ 3.75-35.44
                                                    ---------

Balance-End of Period.........................      2,158,128        $ 1.21-53.33
                                                    =========

    Grant prices approximated the fair value of the stock at the grant date.

    SOME OF THE STATEMENTS IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF NET.B@NK OR ITS OFFICERS AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMS SUCH AS "MAY," "WILL," "SHOULD," "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "CONTINUE," OR COMPARABLE TERMINOLOGY. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED FROM THE FORWARD-LOOKING STATEMENTS, DEPENDING ON VARIOUS IMPORTANT FACTORS. THESE FACTORS INCLUDE A POSSIBLE DECLINE IN ASSET QUALITY, THE EVOLVING NATURE OF THE MARKET FOR INTERNET BANKING, THE POSSIBLE ADVERSE EFFECTS OF UNEXPECTED CHANGES IN THE INTEREST RATE ENVIRONMENT, AND INCREASING COMPETITION AND REGULATORY CHANGES. THE SECTION HEADED "RISK FACTORS" IN OUR PROSPECTUS DATED JUNE 3, 1999 CONTAINS ADDITIONAL DETAILS ON THESE AND OTHER RISKS THAT ARE MATERIAL TO OUR OPERATIONS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE THIS REPORT WAS FILED WITH THE SEC. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE BY US OR ON OUR BEHALF IN THIS PROSPECTUS OR OTHERWISE.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

GENERAL Net.B@nk, Inc. is a holding company that wholly owns Net.B@nk, a federal savings bank. Net.B@nk, Inc. was incorporated as a Georgia corporation on February 20, 1996. As of September 30, 1999, Net.B@nk had 50,406 accounts and $486 million in deposits.

    On May 14, 1999, we effected a three-for-one split of our common stock in the form of a stock dividend paid to shareholders of record as of the close of business on April 23, 1999. All references to share and per share amounts have been retroactively adjusted to reflect the split.

FINANCIAL CONDITION Our assets were $1.0 billion at September 30, 1999 compared to $388.4 million at December 31, 1998. The increase of $641.9 million from December 31, 1998 to September 30, 1999 was primarily the result of the investment of funds received from an increase in customer deposits of $202.6 million, $199.0 million of net proceeds we received from offerings of common stock in February and June 1999, $111.3 million in net proceeds from the offering of $115.0 million in convertible subordinated notes in June 1999, and a $123.0 million increase in other borrowings. The proceeds from both the February and June 1999 offerings of common stock and debt and the increase in customer deposits and other borrowings are being invested in federal funds sold, investment securities which increased $267.1 million and loans which increased $368.1 million. The resulting interest income on these investments is being used to fund increased infrastructure and operating costs resulting from growth, and a widespread marketing campaign to increase public awareness of the Net.B@nk name and our products and services.

    Total liabilities increased $442.0 million to $791.7 million at September 30, 1999 from $349.7 million at December 31, 1998 primarily due to the rapid growth of our deposit portfolio of $202.6 million as a result of our widespread marketing campaign introduced during the first quarter of 1999, the issuance of $115.0 million in convertible subordinated debentures during June 1999, an $85.0 million increase in FHLB advances during the nine months ended September 30, 1999, and a $38.0 million increase in reverse repurchase agreement. During the first six months of 1999, Net.B@nk paid off $40.0 million in advances from the FHLB and the Banker's Bank, and borrowed an additional $25.0 million from the FHLB. During the three months ended September 30, 1999, Net.B@nk obtained three advances from the FHLB. The advances were for $50.0 million at a fixed rate of 6.03%, $25.0 million at a fixed rate of 6.02%, and $25.0 million at an adjustable rate of 5.48%. Both the 6.03% advance and the 6.02% advance are callable on the second anniversary date of the advance and if not called, renew for an additional three years. In addition, during the three months ended September 30, 1999, Net.B@nk entered into a reverse repurchase agreement for $50.0 million and repaid $12.0 million by September 30, 1999.

    Total shareholders' equity increased $199.9 million from December 31, 1998 to September 30, 1999 primarily due to the receipt of approximately
$199.0 million from the sale of 7,290,000 and 3,450,000 shares of our common stock in a public offering in February and June 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES. Net.B@nk's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financial activities. Net.B@nk's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Net.B@nk invests excess funds in overnight deposits and other short-term interest-earning assets. Net.B@nk can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. Net.B@nk's available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, Net.B@nk had availability under existing line of credit agreements totaling $120.0 million at September 30, 1999.

    Net.B@nk is required by Office of Thrift Supervision ("OTS") regulations to maintain tangible capital equal to at least 1.5% of tangible assets, core capital equal to at least 3.0% of tangible assets, and total capital equal to at least 8.0% of risk-weighted assets. To be categorized as "well capitalized" under a prompt corrective action plan, Net.B@nk must maintain minimum core, total, and risk-based capital ratios of at least 6%, 5%, and 10%, respectively. Net.B@nk exceeded such requirements with core, total, and risk-based capital ratios of 21.43%, 36.99%, and 35.92%, respectively, at September 30, 1999.

INTEREST RATE SENSITIVITY

    We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature, reprice, or repay within a given period of time. The difference, or the interest rate sensitivity "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or have its asset yields adjusted upward, which would result in the yield on its assets increasing at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets maturing at a faster rate than one with a negative gap, which would tend to reduce or restrain the growth of its net interest income.

    The following table sets forth the interest rate sensitivity of our assets and liabilities as of September 30, 1999 (in 000's):

                                              TERM TO REPRICING, REPAYMENT, OR MATURITY
                                          -------------------------------------------------
                                                      OVER THREE    OVER ONE
                                          LESS THAN     MONTHS        YEAR       OVER FIVE
                                            THREE      THROUGH      THROUGH      YEARS AND
                                           MONTHS      ONE YEAR    FIVE YEARS   INSENSITIVE     TOTAL
                                          ---------   ----------   ----------   -----------   ----------
Interest-Earning Assets:
  Cash and cash equivalents.............  $  2,511    $      --     $     --      $     --    $    2,511
  Federal funds sold....................     5,039           --           --            --         5,039
  Investment securities.................    69,914       11,308      140,386       104,985       326,593
  Stock of Federal Home Loan Bank of
    Atlanta.............................     7,250           --           --            --         7,250
  Loan sale proceeds receivable.........    16,506           --           --            --        16,506
  Loans receivable......................   201,284      103,458      258,430        79,097       642,269
                                          --------    ---------     --------      --------    ----------
    Total interest-earning assets:......   302,504      114,766      398,816       184,082     1,000,168

Non interest-earning assets.............        --           --           --        30,168        30,168
                                          --------    ---------     --------      --------    ----------
Total assets............................  $302,504    $ 114,766     $398,816      $214,250    $1,030,336
                                          ========    =========     ========      ========    ==========

Interest-Bearing Liabilities:
  Interest-bearing deposits.............  $162,079    $ 276,384     $ 17,601      $ 26,043    $  482,107
  Convertible subordinated debt.........        --           --      111,763            --       111,763
  Other borrowed funds..................    63,000           --       95,000        25,000       183,000
                                          --------    ---------     --------      --------    ----------
    Total interest-bearing
      liabilities:......................   225,079      276,384      224,364        51,043       776,870
Interest-free deposits..................        --           --           --         4,060         4,060
Other interest-free liabilities and
  equity................................        --           --           --       249,406       249,406
                                          --------    ---------     --------      --------    ----------
Total liabilities and equity............  $225,079    $ 276,384     $224,364      $304,509    $1,030,336
                                          ========    =========     ========      ========    ==========

Net interest rate sensitivity gap.......  $ 77,425    $(161,618)    $174,452      $133,039    $  223,298
Cumulative gap..........................  $ 77,425    $ (84,193)    $ 90,259      $223,298            --
Net interest rate sensitivity gap as a
  percent of interest-earning assets....     25.59%     (140.82)%      43.74%        72.27%        22.33%
Cumulative gap as a percent of
  cumulative
interest-earning assets.................     25.59%      (20.18)%      11.06%        22.33%           --

MARKET RISK

    Our principal business is the originating and purchasing of loans funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of our assets and liabilities are monetary in nature and fluctuations in interest rates, specifically the prime rate, will affect our future net interest income and cash flows. This interest rate risk is our primary market risk exposure. We do not enter into derivative financial instruments such as futures, forwards, swaps or options. Also, we have no market risk-sensitive instruments held for trading purchases. Our exposure to market risk is reviewed on a regular basis by our management.

    Net.B@nk measures interest rate risk based on Net Portfolio Value ("NPV") analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets. The board of directors manages Net.B@nk's interest rate risk by establishing limits for the minimum acceptable NPV ratio over a series of hypothetical interest rate scenarios or "rate shocks". As of September 30, 1999, Net.B@nk's estimated NPV ratios were well within these board approved limits. The following table sets forth the estimated percentage change in Net.B@nk's NPV ratio as of September 30, 1999 assuming rate shocks of +300 to -300 basis points:

                         LIMITS AND CURRENT NPV RATIOS

                        BOARD LIMITS   ESTIMATED
     RATE SHOCK           (MINIMUM      9/30/99
  (IN BASIS POINTS)     NPV RATIOS)    NPV RATIOS
---------------------   ------------   ----------
                 +300       10.00%       21.19%
                 +200       11.00%       22.03%
                 +100       13.00%       22.83%
                 Flat       15.00%       23.10%
                 -100       15.00%       22.91%
                 -200       15.00%       22.59%
                 -300       15.00%       22.26%

A second statistic, called the "Sensitivity Measure," is determined by calculating the change in the NPV ratio from the flat rate shock, and the +200 rate shock. Net.B@nk's Sensitiy Measure was 107 basis points as of September 30, 1999. The OTS classifies an institution with a combination of;
1) an NPV ratio of greater than 10%, and 2) a Sensitivity Measure between 100 and 200 basis points, as having a "minimal level of interest rate risk". Thus, as of September 30, 1999, management believes that Net.B@nk qualified as having a minimal level of interest rate risk.

Computation of prospective effects of hypothetical rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

Certain shortcomings are inherent in the method of analysis used in the computation of NPV. If market conditions vary from assumptions used in the calculation of NPV, actual values may differ from those projections presented. Market rates for all instruments are assumed to move one-for-one. Actual experience has been that interest checking and money market rates, for example, tend to be less interest-sensitive than the prime rate. The assumed repayment rate of loans and securities in Net.B@nk's portfolio may deviate in future periods from expectations presented here, due to refinancing activities. Also, in the event of a change in interest rates, the amount of early withdrawals of deposits may deviate from those assumed in this analysis.

ASSETS AND LIABILITIES

INVESTMENT SECURITIES. The following tables set forth certain information relating to our available-for-sale securities at September 30, 1999 and December 31, 1998:

                                                SEPTEMBER 30, 1999
                              -------------------------------------------------------
                                                      GROSS
                               AMORTIZED     UNREALIZED   UNREALIZED   ESTIMATED FAIR
                                  COST         GAINS        LOSSES         VALUE
                              ------------   ----------   ----------   --------------
Mortgage backed
  securities................  $ 97,671,987      $878      $2,853,566    $ 94,819,299
U.S. government agencies....   232,165,123        --         637,392     231,527,731
Habitat bonds and other.....       246,907        --              --         246,907
                              ------------      ----      ----------    ------------
                              $330,084,017      $878      $3,490,958    $326,593,937
                              ============      ====      ==========    ============

                                                   DECEMBER 31, 1998
                                 ------------------------------------------------------
                                                        GROSS
                                  AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED FAIR
                                    COST         GAINS        LOSSES         VALUE
                                 -----------   ----------   ----------   --------------
Mortgage backed securities.....  $59,212,727      $ --        $2,308      $59,210,419
Habitat bonds and other........      254,644        --            --          254,644
                                 -----------      ----        ------      -----------
                                 $59,467,371      $ --        $2,308      $59,465,063
                                 ===========      ====        ======      ===========

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio by type of loan as of September 30, 1999 and December 31, 1998:

                                                     SEPTEMBER 30, 1999          DECEMBER 31, 1998
                                                  -------------------------   -----------------------
                                                      AMOUNT          %          AMOUNT         %
                                                  --------------   --------   ------------   --------
Residential mortgages...........................   $332,323,340      51.2%    $144,361,069     51.4%
Home equity lines...............................    187,025,843      28.8       89,053,532     31.8
Commercial......................................     55,742,376       8.6        8,556,264      3.1
Leases..........................................     50,007,965       7.7        1,231,088      0.4
Construction....................................     16,488,314       2.5       27,996,691     10.0
Auto............................................      4,293,754       0.7        7,803,648      2.8
Other...........................................      2,945,375        .5        1,710,737      0.5
                                                   ------------               ------------
                                                   $648,826,967     100.0     $280,713,029    100.0
                                                   ============               ============

ASSET QUALITY AND NON-PERFORMING ASSETS. During the three months ended September 30, 1999 and 1998, Net.B@nk did not have any significant loans on non-accrual status, significant loans past due 90 days or more, or restructured loans.

DEPOSITS. The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by us at September 30, 1999 and December 31, 1998:

                                                                 WEIGHTED                               WEIGHTED
                                        SEPTEMBER 30, 1999       AVERAGE        DECEMBER 31, 1998       AVERAGE
                                     -------------------------   INTEREST   -------------------------   INTEREST
                                        AMOUNT      PERCENTAGE     RATE        AMOUNT      PERCENTAGE     RATE
                                     ------------   ----------   --------   ------------   ----------   --------
Demand checking accounts...........  $  4,059,742        0.8%       N/A     $  9,285,540        3.3%       N/A
Interest bearing:
NOW accounts.......................    26,037,065        5.4       3.05%       6,090,704        2.1       3.49%
Money market.......................   197,694,430       40.7       5.26%      65,325,880       23.0       5.13%
Certificate of deposit under
  $100,000.........................   233,175,670       48.0       5.67%     197,162,916       69.5       5.74%
Certificate of deposit over
  $100,000.........................    25,200,000        5.1       5.67%       5,724,111        2.1       5.74%
                                     ------------      -----                ------------      -----
Total:.............................  $486,166,907      100.0%               $283,589,151      100.0%
                                     ============      =====                ============      =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED
  SEPTEMBER 30, 1998

GENERAL. Net income for the three months ended September 30, 1999 amounted to $1.1 million, an increase of $0.5 million compared to $.6 million in net income for the three months ended September 30, 1998. The increase in net income was the result of the dramatic increase in our interest earning assets coupled with less than incremental growth in non-interest expense.

INTEREST INCOME. Interest income related to our loan and investment portfolio for the three months ended September 30, 1999 was $16.3 million compared to $5.3 million for the three months ended September 30, 1998. The increase in interest income was the result of the growth of our loan portfolio from $200.1 million at September 30, 1998 to $642.3 million at September 30, 1999, a 221% increase, and the growth in our investment portfolio from $41.4 million at September 30, 1998 to $326.6 million at September 30, 1999, an 689% increase. The significant increase in the loan portfolio was primarily due to the purchase of approximately $77.2 million in loans during the last three months of 1998 and $417.6 million in the first nine months of 1999. Loan yields averaged 8.2% for the three months ended September 30, 1998 as compared to 7.9% for the three months ended September 30, 1999. This decrease in loan yield is primarily the result of a change in the composition of our loan portfolio from 22.0% to 51.2% in first and second residential mortgages which carry a lower yield. The investment portfolio grew as proceeds from the increase in customer deposits, FHLB advances, and Net.B@nk's two common stock offerings and one debt offering in the first six months of 1999 were invested. The yield on the investment portfolio was 6.8% for the three months ended September 30, 1998 as compared with 6.4% for the three months ended September 30, 1999. The decrease in investment yield was primarily due to a decrease in interest rates.

INTEREST EXPENSE. For the three months ended September 30, 1999, $6.1 million in interest expense on deposits was recorded compared to $3.0 million for the three months ended September 30, 1998 as a result of an approximately 101% increase in customer deposits from $241.3 million at September 30, 1998 to $486.2 million at September 30, 1999. In addition, interest paid on deposits decreased from 5.7% for the three months ended September 30, 1998 to 5.4% for the three months ended September 30, 1999. Also, during the three months ended September 30, 1999, we recorded approximately $2.8 million in interest expense associated with our advances from the FHLB, convertible subordinated notes issued during the three months ended June 30, 1999, and short-term borrowings.

NET INTEREST INCOME. Net interest income is determined by our interest rate spread, which is the difference between the yield earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $7.5 million for the three months ended September 30, 1999 compared to $2.1 million for the three months ended September 30, 1998. The increase in net interest income resulted from the increase in interest income earned from increased loans and investment securities, offset by the increase in interest expense associated with the growth in our deposit base from September 30, 1998 to September 30, 1999.

PROVISION FOR LOAN LOSSES. In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the three months ended September 30, 1999, we recorded $2.1 million as an addition to premiums related to allowance for loan losses for loans purchased during the quarter. In addition, we also recorded a provision for loan losses of $2,000 related to originated loans. This compares to a provision of $6,000 recorded during the three months ended September 30, 1998. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool by pool basis for our purchased portfolio and a loan by loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

NON-INTEREST INCOME. For the three months ended September 30, 1999, we recorded approximately $.3 million in loan and deposit service charges and fees compared to $.2 million recorded during the three months ended September 30, 1998. The increase in service charges was a result of increased deposit fee income as a result of the significant increase in customer deposits and increased first mortgage origination fee income.

NON-INTEREST EXPENSES. Non-interest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Non-interest expense increased approximately 370%, or $4.8 million, for the three months ended September 30, 1999 as compared with the three months ended September 30, 1998. This increase was primarily the result of increases in marketing ($2.4 million), customer services ($1.0 million), and salaries and benefits ($.6 million). Marketing increased as Net.B@nk launched an expanded marketing initiative including nationwide radio and print advertising campaigns designed to build public awareness of Net.B@nk and establish "Net.B@nk" as the brand of choice among internet users. Customer services increased as Net.B@nk expanded its deposit base, increasing incremental expenses such as postage, telephone and loan servicing fees, and continued to provide free checking services. Salaries and benefits increased as we continued to add employees to support the rapid growth of Net.B@nk's activities and customer base.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED
  SEPTEMBER 30, 1998

GENERAL. Net income for the nine months ended September 30, 1999 amounted to $2.6 million, a decrease of $1.1 million compared to $3.7 million in net income for the nine months ended September 30, 1998. The decrease in net income was the result of the recognition of a one-time income tax benefit of approximately
$3.0 million related to operating losses incurred in 1996 and 1997 which were recognized once we achieved profitability during the nine months ended
September 30, 1998. Income before income taxes increased $2.9 million for the nine months ended September 30, 1999 to $3.9 million as compared to $1.0 million for the nine months ended September 30, 1998. This increase was due to the dramatic increase in our interest earning assets coupled with less than incremental growth in non-interest expense.

INTEREST INCOME. Interest income related to our loan and investment portfolio for the nine months ended September 30, 1999 was $34.3 million compared to $11.7 million for the nine months ended September 30, 1998. The increase in interest income was the result of the growth of our loan portfolio from $200.1 million at September 30, 1998 to $642.3 million at September 30, 1999, a 221% increase, and the growth in our investment portfolio from $41.4 million at September 30, 1998 to $326.6 million at September 30, 1999, an 689% increase. The significant increase in the loan portfolio was primarily due to the purchase of approximately $77.2 million in loans during the last three months of 1998 and $417.6 million in the first nine months of 1999. Loan yields averaged 8.5% for the nine months ended September 30, 1998 as compared to 7.2% for the nine months ended September 30, 1999. This decrease in loan yield is primarily the result of a change in the composition of our loan portfolio from 22.0% to 51.2% in residential mortgages, as well as a decrease in interest rates. The investment portfolio grew as proceeds from the increase in customer deposits, FHLB advances, and Net.B@nk's two common stock offerings and one debt offering in the first six months of 1999 were invested. The yield on the investment portfolio was 5.71% for the nine months ended September 30, 1998 as compared with 5.0% for the nine months ended September 30, 1999. The decrease in investment yield was primarily due to a decrease in interest rates.

INTEREST EXPENSE. For the nine months ended September 30, 1999, $15.0 million in interest expense on deposits was recorded compared to $6.6 million for the nine months ended September 30, 1998 as a result of an approximately 101% increase in customer deposits from $241.3 million at September 30, 1998 to $486.2 million at September 30, 1999. In addition, interest paid on deposits decreased from 5.8% for the nine months ended September 30, 1998 to 5.32% for the nine months ended September 30, 1999. Also, during the nine months ended September 30, 1999, we recorded approximately
$4.2 million in interest expense associated with our advances from the FHLB, convertible subordinated notes issued during the three months ended June 30, 1999, and short-term borrowings.

NET INTEREST INCOME. Net interest income is determined by our interest rate spread, which is the difference between the yield earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $15.1 million for the nine months ended September 30, 1999 compared to $4.5 million for the nine months ended September 30, 1998. The increase in net interest income resulted from the increase in interest income earned from increased loans and investment securities, offset by the increase in interest expense associated with the growth in our deposit base from September 30, 1998 to September 30, 1999.

PROVISION FOR LOAN LOSSES. In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the nine months ended September 30, 1999, we recorded $4.4 million as an addition to premiums related to allowance for loan losses for loans purchased during the first nine months of 1999. In addition, we also recorded a provision for loan losses of $.1 million related to a decline in credit quality of a specific pool of fixed second mortgages and a specific pool of automobile loans and provision established for originated loans. This compares to a provision of $15,000 recorded during the nine months ended September 30, 1998. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool by pool basis for our purchased portfolio and a loan by loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

NON-INTEREST INCOME. For the nine months ended September 30, 1999, we recorded approximately $.8 million in loan and deposit service charges and fees compared to $.4 million recorded during the nine months ended September 30, 1998. The increase in service charges from the nine months ended September 30, 1998 to the nine months ended September 30, 1999 was a result of increased deposit fee income as a result of the significant increase in customer deposits and increased first mortgage origination fee income.

NON-INTEREST EXPENSES. Non-interest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Non-interest expense increased approximately 209%, or $8.1 million, for the nine months ended September 30, 1999 as compared with the nine months ended
September 30, 1998. This increase was primarily the result of increases in marketing ($3.2 million), customer services ($2.0 million), salaries and benefits ($1.1 million), data processing ($.5 million), and depreciation and amortization ($.5 million). Marketing increased as Net.B@nk launched an expanded marketing initiative including nationwide radio and print advertising campaigns designed to build public awareness of Net.B@nk and establish "Net.B@nk" as the brand of choice among internet users. Customer services and data processing increased as Net.B@nk expanded its deposit base, increasing incremental expenses such as postage, telephone, loan servicing fees, and third party processing fees, and continued to provide free checking services. Salaries and benefits increased as we continue to add employees to support the rapid growth of Net.B@nk's activities and customer base. Depreciation and amortization increased as we relocated our office space due to the growth of our number of employees.

STOCK OPTIONS

    The Company has a 1996 Stock Incentive Plan (the "Plan") which provides that key employees, officers, directors, and consultants of Net.B@nk may be granted nonqualified and incentive stock options to purchase shares of common stock of Net.B@nk, derivative securities related to the value of the common stock, or cash awards. Currently, the total number of shares reserved for the Plan is 3,750,000. Stock option activity during the three months ended
September 30, 1999 was as follows:

                                                NUMBER OF OPTIONS   PRICE PER SHARE
                                                -----------------   ---------------
Balance-Beginning of Period...................      2,393,435        $ 1.21-53.33

  Granted.....................................          7,300        $22.38-23.25
  Exercised...................................       (162,307)       $  1.21-5.25
  Terminated..................................        (80,300)       $ 3.75-35.44
                                                    ---------
Balance-End of Period.........................      2,158,128        $ 1.21-53.33
                                                    =========

    Grant prices approximated the fair value of the stock at the grant date.

YEAR 2000

    We have substantially completed work and performed testing to resolve the potential impact of the year 2000 on the ability of the computerized information systems we use to accurately process information that may be date sensitive. Any of the programs we or our service providers use that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures that could ultimately cause us or our service providers to become unable to process customer transactions. This would require us to cease operations pending resolution of the problem. Such an eventuality would materially adversely affect our business, financial condition and results of operations. Accordingly, we have devoted significant attention to identifying year 2000 issues and testing our in-house and external systems for year 2000 compliance. To date, we have incurred year 2000 remediation costs of approximately $32,000 and have budgeted approximately $35,000 for total remediation costs. We have been utilizing working capital to fund our year 2000 compliance program and anticipate that we will continue to do so.

    We began testing our in-house information technology systems during the second quarter of 1998 and completed this testing during the third quarter of 1998. We have not identified, and do not anticipate, any significant risks or issues relating to non-information technology systems.

    We have also assessed the year 2000 compliance of our outside vendors and service providers. Because we primarily contract with outside vendors for our computer application programs, we believe our principal risk relating to year 2000 issues lies in the potential inability of those vendors to process date sensitive information involving the year 2000. We began testing the systems provided by these vendors for year 2000 compliance in the third quarter of 1998 and completed such testing during the second quarter of 1999. In addition, we have contacted each of our vendors to obtain a commitment that they are or will timely be year 2000 compliant. Although we cannot offer any assurances, we believe that vendors for all of our mission critical services have taken adequate steps to be year 2000 compliant. These vendors have provided either the ability for Net.B@nk to directly test with them or have provided proxy test results. We have also developed and validated contingency plans that would allow Net.B@nk to continue operations in the event of problems encountered by our vendors. We believe we could implement any of the foregoing contingency plans without a material interruption in our business and without a material adverse effect on our financial condition, results of operations or cash flows.

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

                                                       NET.B@NK,INC.

                                                       By:             /s/ ROBERT E. BOWERS
                                                            -----------------------------------------
                                                                         Robert E. Bowers
                                                                     CHIEF FINANCIAL OFFICER

Dated: November 15, 1999