Form 10-K405
period 1999-12-31
NETBANK INC
filed 2000-03-30
CIK 1035826

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     FOR FISCAL YEAR ENDED DECEMBER 31, 1999 ______________OR______________

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-22361

                            ------------------------

                                 NET.B@NK, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                   GEORGIA                                      58-2224352
          (State of incorporation)                   (IRS Employer Identification No.)

            11475 GREAT OAKS WAY                                   30022
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of such common equity as of March 24, 2000: $403,231,586.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,007,932 shares of Common Stock at March 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Part II.

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 27, 2000, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    NetBank, our sole subsidiary, is the largest federally-insured bank operating exclusively on the internet. Our mission is to profitably provide a broad range of banking and financial services to the growing number of internet users. Our low cost branchless business model allowed us to attain profitability within a year of acquiring our bank charter and to continue to maintain profitability while passing along our operating cost savings to customers in the form of attractive interest rates and low fees.

    Our unique, internet-based operating strategy has allowed us to experience rapid growth. During 1999, our customer accounts grew from 17,000 to 66,000, deposits grew from $283.6 million to $653.9 million and total assets grew from $388.4 million to $1.3 billion. During 1999, we added an average of 4,083 net customer accounts per month.

    We offer a broad array of products and services that customers would typically expect from a traditional bank. Our products and services include checking and money market accounts, certificates of deposit, Individual Retirement Accounts ("IRA's"), electronic bill payment, debit cards, credit cards, mortgage loans, business equipment leases, securities brokerage services, home equity lines, and electronic document and image storage in a virtual safe deposit box. During 2000, we plan to introduce data aggregation and wireless services. In addition, we intend to continue to develop additional products and services such as insurance related products, bill presentment services, and broader brokerage services, as well as various consumer loan products intended to increase our revenue generating capability.

INDUSTRY BACKGROUND

    THE INTERNET. The internet enables millions of people worldwide to access news and information, communicate with each other and conduct business electronically. According to International Data Corporation, the number of worldwide internet users is projected to grow from an estimated 159.3 million in 1998 to an estimated 410.4 million by 2002. Additionally, Jupiter Communications estimates that 37.6 million United States households were on-line in 1998 and that an estimated 62.6 million households are expected to be on-line in 2002. On-line households are those that have access to the Web, use a consumer on-line service or send e-mail.

    The internet has become a significant marketplace for buying and selling goods and services. International Data Corporation forecasts that total worldwide commerce on the internet will grow from an estimated $50.4 billion in 1998 to an estimated $733.6 billion in 2002. With the emergence of the internet as a globally accessible, fully interactive medium, many companies that have traditionally conducted business in person, through the mail or over the telephone are increasingly conducting business electronically. Many consumers are showing strong preferences for transacting certain types of business, such as paying bills, booking airline tickets, trading securities and purchasing consumer products, electronically rather than in person or over the telephone. Individuals can now conduct these transactions virtually anywhere at any time. Many consumers have embraced self-directed on-line transactions because such transactions can be faster, less expensive and more convenient than transactions conducted through a teller or an ATM.

    In addition to its use as a general commercial medium, the internet has rapidly emerged as an innovative means of providing financial services. As finance-related Web sites continue to grow in popularity, many companies are increasingly offering a variety of financial services, including credit cards, brokerage services, insurance products and banking services, via the internet.

    ELECTRONIC BANKING. The growth in internet commerce has prompted the development of electronic banking delivery systems. These forms of electronic delivery systems provide convenience for customers and allow financial institutions to lower their overhead costs. The two types of electronic banking currently available, PC-based home banking and internet banking, are very different. The characteristics of each are as follows:

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

    - INTERNET BANKING. Unlike PC-based home banking, internet banking requires only a secure Web browser for access to the internet and the financial institution. Internet banking requires no particular software and does not restrict the customer's operations to the location of his or her PC. Instead, the customer accesses the financial institution through the internet and deposits or transfers funds, pays bills or transacts other business on a real-time basis. In contrast, account data remains stored on our secure server at all times, protected by technology designed specifically to safeguard such information. No downloading or back-up is required, as our server backs up all data and transactions on a continuous basis. With internet banking, the information presented to the customer remains current at all times.

    The use of electronic banking delivery systems, and particularly internet banking, is growing as consumers find that electronic banking is both convenient and cost-effective. According to Jupiter Communications, the number of on-line banking households in the United States is projected to grow from an estimated
6.6 million in 1998 to an estimated 17.1 million in 2002.

    INTERNET DEMOGRAPHICS. Demographic surveys indicate that internet users represent an ideal target market for internet banking. Recent studies by Jupiter Communications revealed that, in the United States, approximately 47% of on-line users are college graduates and that approximately 37% are engaged in professional or managerial occupations. The survey also indicated that the largest group on-line is adults aged 19 to 34, that approximately 86% of on-line users are under the age of 50 and that 43% of the on-line audience earns over $60,000 per year. The attractive demographics of internet users facilitate the growth of internet banking. Internet users tend to be young and mobile and thus more inclined to be comfortable with and receptive to the convenience of on-line commercial transactions. We believe that as internet users enter their prime earnings and savings years, there will be an increased demand for high-yielding savings products. Additionally, internet users tend to be professionals with limited amounts of discretionary time and are attracted to the convenience of "one-stop shopping" for a full range of financial services.

THE NET.B@NK-TM- SOLUTION

    As the first federally-insured bank to operate solely on the internet, we believe we have a first mover advantage relative to on-line banks with less extensive market presence and less established operating histories. In addition, we have a competitive cost advantage over traditional banks. We also believe our established position in the marketplace provides us with a competitive advantage in view of the lead time required for new competitors to obtain a charter and start an internet bank. We intend to continue to capitalize on this advantage by aggressively seeking new customers in order to further build market share.

    Our customer demographics parallel those of the general internet population and illustrate our appeal to households with relatively high incomes. According to Acxiom's infobase consumer database, as of January 31, 2000, our customers had an average age of 41 and a median annual household income in excess of $50,000. We are ideally positioned to participate in the rapid growth of the internet and on-line banking based on our:

    - ATTRACTIVE INTEREST RATES AND LOW FEES. Our operating costs are generally lower than those of traditional "bricks and mortar" banks because we do not require a traditional branch network to generate deposits and conduct operations. We pass our savings in operating costs on to customers by offering attractive interest rates and low fees in order to generate deposits without sacrificing profit margins. We believe our unique business model differentiates Net.B@nk from traditional banks offering internet banking services because traditional banks frequently offset the incremental expense of their internet banking services by charging additional fees or imposing minimum account balances.

    - CONVENIENCE AND EASE OF ACCESS. We believe we provide customers with a higher level of convenience than can be achieved in a traditional bank branch or through PC-based home banking. The internet allows our customers to conduct banking activities on a real-time, 7-day-a-week, 24-hour-a-day basis from any PC, wherever located, using a secure Web browser. In addition, our Web site is designed to be user-friendly and to expedite customer transactions with Net.B@nk.

    - BROAD SELECTION OF PRODUCTS AND SERVICES. We offer a broad array of products and services that customers would typically expect from a traditional bank. These products and services include checking and money market accounts, certificates of deposit, IRAs, electronic bill payment, debit cards, credit cards, mortgage loans, business equipment leases, securities brokerage services, home equity lines, and electronic document and image storage in a virtual safe deposit box. During 2000, we plan to introduce data aggregation and wireless services. In addition, we intend to continue to develop additional products and services such as insurance related products, bill presentment services, and broader brokerage services, as well as various consumer loan products intended to increase our revenue generating capability.

    - HIGH-QUALITY SERVICE AND CUSTOMER SATISFACTION. We continually seek ways to enhance customer satisfaction. In an effort to serve the needs of our customers, we offer services such as electronic bill payment and ATM cards without service charges. We also emphasize responsive, courteous customer service and utilize a fully-trained dedicated staff who respond to inquiries from existing and potential customers and process new accounts. Our customers can access account data and information regarding products and services 24 hours a day and can reach our customer service representatives by telephone or e-mail. We strive for the highest level of customer satisfaction and believe the significant growth in our customer base illustrates our ability to meet our customers' needs.

    - ADVANCED SECURITY. A significant barrier to on-line financial transactions has been the secure transmission of confidential information over public networks. We use sophisticated technology to provide what we believe to be among the most advanced security measures currently available in the internet banking industry. All banking transactions are encrypted and all transactions are routed from the internet server through a "firewall" that limits access to the Net.B@nk server. Our systems automatically detect attempts by third parties to access other users' accounts and feature a high degree of physical security, secure modem access, service continuity and transaction monitoring. See "Security."

GROWTH STRATEGY

    Our objective is to become the leading provider of a full range of on-line financial services. We intend to accomplish this objective by implementing the following strategies:

    - BUILD NATIONAL BRAND AWARENESS THROUGH INCREASED MARKETING EFFORTS. We have significantly expanded our marketing program and are working with nationally known advertising and public relations agencies to build national awareness of the Net.B@nk-TM- name through a variety of marketing initiatives. These initiatives include more aggressive media relations efforts; expanded online and offline advertising initiatives; continued advertisement on targeted portals such as MSN Money Central, Yahoo!, Alta Vista, Infoseek, AOL, and Excite and on other proven web sites such as Bank Rate Monitor and Motley Fool; and the pursuit of strategic alliances with other internet financial service providers. To continue to fund these initiatives, we plan to increase our marketing expenditures from $7.4 million for 1999 to a budgeted
      $20.0 million for 2000. We plan to increase on-line advertising and continue to pursue additional portal agreements during the course of the year. Our experience indicates that by expanding our marketing efforts further, we can heighten brand awareness of Net.B@nk-TM- on a national scale and significantly increase our customer base. See "Marketing."

    - LEVERAGE LOW COST STRUCTURE. Our operating costs are generally lower than those of traditional "bricks and mortar" banks because we do not require a traditional branch network to generate deposits and conduct operations. This is demonstrated by our low ratio of 1999 non-interest expenses to average earning assets of 2.8% compared to 3.8% for commercial banks with $1.0 billion to $10.0 billion in assets, as reported by the FDIC Institution Directory. Excluding marketing costs, our ratio of 1999 non-interest expenses to average earning assets was 1.59%. Additionally, our ratio of total assets per full-time equivalent employee was $16.3 million as of December 31, 1999 compared to $3.3 million for commercial banks with $1.0 billion to $10.0 billion in assets, based on data provided by the FDIC Institution Directory. We pass our operating cost savings on to customers by offering more attractive interest rates on deposit accounts and lower fees than those offered generally by traditional banks. We believe this strategy attracts deposits without sacrificing profit margins. We intend to continue to leverage the fixed-cost aspect of our branchless business model to enhance profitability.

    - OFFER A BROAD ARRAY OF PRODUCTS AND SERVICES. Our objective is to attract customers seeking to combine the convenience of internet banking with the broad array of products and services typically offered by traditional banks. Toward this end, our product and service offerings include checking and money market accounts, certificates of deposit, IRA's, electronic bill payment, debit cards, credit cards, mortgage loans, business equipment leases, securities brokerage services, home equity lines, and electronic document and image storage in a virtual safe deposit box. During 2000, we plan to introduce data aggregation and wireless services. In addition, we intend to continue to develop additional products and services such as insurance related products, bill presentment services, and broader brokerage services, as well as various consumer loan products intended to increase our revenue generating capability. See "Products and Services."

    - MAINTAIN HIGH ASSET QUALITY. Our loan portfolio strategy is to maintain a conservative loan mix consisting of home mortgage, home equity, consumer, commercial and construction loans with an emphasis on high credit quality. At our current stage of development, it is more cost-effective for us to purchase most of our loans or act as a participating lender with other banks rather than originate our own loans. This strategy decreases our expenses and allows us to reduce our loan loss exposure by diversifying our portfolio. We also emphasize a conservative securities investment strategy by investing in federal funds, U.S. treasury securities, and other high-quality securities including United States agency obligations, mortgage-backed securities and investment grade corporate bonds. See "Lending and Investment Activities."

    - OUTSOURCE OPERATIONAL FUNCTIONS. To enhance the flexibility and scalability of our operations, we outsource certain principal operational functions to leading service providers such as NCR, BISYS and CheckFree. NCR provides a secure server for the electronic banking software licensed to us by Edify Corporation. CheckFree provides electronic bill payment systems for us and BISYS processes our transactions and interfaces with NCR's secure server. In each of these relationships, we benefit from the service provider's expertise and economies of scale while retaining the flexibility to take advantage of changes in available technology without affecting customer service. We can also respond easily to growth because these third-party service providers have the capacity to process a high volume of transactions. See "Operations-Service Providers."

    - GENERATE NON-INTEREST INCOME THROUGH CROSS-MARKETING INITIATIVES. To generate additional non-interest income and enhance customer loyalty, we cross-market a variety of non-deposit products. We offer credit cards, mortgage loans, business equipment leases, securities brokerage services and other non-interest income-generating products. We offer these products to existing and potential depositors through various marketing techniques, such as our Web site, e-mail, on-line advertising and direct mailings. This strategy enables us to generate additional earning assets and fee income from a growing customer base.

PRODUCTS AND SERVICES

    DEPOSIT PRODUCTS AND SERVICES. In order to build our customer base, we offer a variety of deposit products at attractive interest rates. We are able to offer attractive interest rates as a result of our low operating costs. We also attract customers by offering convenient services such as free electronic bill payment, overdraft protection and ATM cards. Our deposit products and services include:

    - DEPOSIT PRODUCTS. We offer two types of interest-bearing checking accounts, a money market account and 6-, 12- and 30-month certificates of deposit to taxable and IRA depositors. We have consistently offered interest rates on our deposit accounts that are higher than the national average.

    - BILL PAYMENT SERVICE. Through services provided by CheckFree, customers can pay their bills on-line through electronic funds transfer or a written draft prepared and sent to the creditor. We do not charge a fee for this service.

    - OVERDRAFT PROTECTION. Overdraft protection is available to all interest checking customers who qualify. Customers with interest checking accounts may apply for overdraft protection on-line for amounts up to $5,000. If a customer has both a money market and an interest checking account, we automatically establish overdraft protection between those accounts.

    - ATM CARDS. Each customer automatically receives a free ATM card when he or she opens an account. Customers can access their accounts at ATMs affiliated with the Cirrus, STAR, and Armed Forces Financial networks. We do not charge our own fee for ATM usage, but the operator of the ATM generally imposes fees.

    LENDING PROGRAMS. To generate fee income and provide a convenient service to our customers, we offer on-line loans and credit cards as described below.

    - MORTGAGE LOANS. Our Web site enables customers to obtain interest rate quotes and apply for mortgage loans on-line. We have agreements with mortgage.com and E-loan under which we act as a loan originator on their behalf. Applications received directly through our Web site are processed and closed by mortgage.com. Applications received indirectly from mortgage.com and E-loan are processed by the respective lender, which in turn receives funding from us and closes the loans. We fund each loan that meets our underwriting criteria and sell the loans received directly through our Web site to mortgage.com or, in the case of loans received indirectly, to the lender from which it was received, in each case with the servicing rights released. The loans are presold to the same sources at the time of closing so that we do not bear any material risk of loss. We generally carry loans receivable on our books for an average of approximately 30 days while we await receipt of sale proceeds. During this time, we receive interest income on the outstanding balance at the rate stated in the mortgage note. We also receive a portion of the loan origination fee for providing these funding services. During 1999, we expanded our loan offerings to include home equity lines of credit and fixed second mortgages. These loans are originated through our website and retained on our books. PNC Bank Corp. ("PNC") performs the back office processing of these loans using our established credit criteria. We also originate and retain a small number of consumer loans for our own portfolio. See "Lending and Investment Activities."

    - CREDIT CARDS. We offer our customers Visa credit cards issued by First USA for no annual fee. First USA carries the credit card loans on its books and we have an income-sharing arrangement with First USA. Customers can apply for these credit cards on-line. The cards prominently display the Net.B@nk-TM- logo with the Visa emblem appearing in the lower right corner of the card.

    NON-BANKING FINANCIAL SERVICES. To serve as a sole source for the financial services needs of internet users and to generate additional non-interest income, we offer a full range of non-banking financial services designed to attract and retain customers. These services currently include securities brokerage and business equipment leasing services and in the future will include several new services such as insurance products.

    - SECURITIES BROKERAGE SERVICES. We have contracted with UVEST Investment Services, a discount broker, to provide our customers with access to a full line of financial services and investment products. We have a fee-sharing agreement with UVEST Investment Services. Customers can purchase securities without writing checks to their brokers, as trading fees are automatically deducted from their Net.B@nk checking or money market accounts. Investment proceeds are automatically deposited into the customer's Net.B@nk deposit account. Customers enjoy 24-hour on-line access, real-time quotes, low commissions and a professional brokerage staff.

    - BUSINESS EQUIPMENT LEASING. In October 1998, we entered into an agreement with Republic Leasing Company that allows our customers, many of whom are independent business owners or managers, to lease small business equipment through Republic Leasing. We have a fee-sharing agreement with Republic Leasing. Lease amounts range from $5,000 to $500,000 and cover virtually all types of business equipment. Republic Leasing provides advice, comparison quotes and immediate equipment lease financing and holds and services all of its leases.

    - VIRTUAL SAFE DEPOSIT BOX. Our virtual safe deposit box, powered by safedepositbox.com, provides internet-based, secure storage of important electronic files and documents. Customers can easily deposit files using a web browser; no additional software is required. We charge a small monthly fee for this service, which can be automatically deducted from the customer's checking or money market account.

    FUTURE PRODUCTS AND SERVICES. To generate additional interest and fee income and enhance customer convenience, we plan to introduce a variety of new products and services. During 2000, we plan to introduce data aggregation and wireless services. In addition, we intend to continue to develop additional products and services such as insurance related products, bill presentment services, and broader brokerage services, as well as various consumer loan products intended to increase our revenue generating capability.

LENDING AND INVESTMENT ACTIVITIES

    Our loan portfolio strategy is to maintain a conservative loan mix consisting of home mortgage, home equity, consumer and construction loans with an emphasis on high credit quality. At our current stage of development, it is more cost-effective for us to purchase most of our loans or act as a participating lender with other banks rather than originating our own loans. This strategy decreases our expenses and allows us to diversify our portfolio. As we grow, we will continue to develop our portfolio through purchases, participations and direct originations.

    We build our loan portfolio in the following ways:

    - PURCHASES. We acquire most of our loans by purchasing packages of specific types of loans, such as mortgage, home equity and consumer loans, with each package consisting of loans with similar principal amounts, interest rates and asset quality. We also purchase portions of commercial loan pools, with the seller retaining a portion of the loans to decrease our risk. As of December 31, 1999, purchased loans accounted for approximately $701.8 million, or 91.5%, of our loan portfolio.

    - PARTICIPATIONS. We act as a participating lender in commercial and large construction loans with varying banks in the Southeast. As of December 31, 1999, participations accounted for approximately
      $59.3 million, or 7.7%, of our loan portfolio.

    - DIRECT ORIGINATION. During the year ended December 31, 1999, we entered into an agreement with PNC to originate home equity lines and second mortgages through our website. PNC administers the program based on our established credit criteria and receives a fee for servicing. The program began in October 1999, and as of December 31, 1999, we had originated $2.6 million of these loans. We expect this direct origination program to account for a significant portion of our loan portfolio in the future.

    In addition, as described in "Products and Services," "Lending Programs" and "Mortgage Loans," we have agreements with each of mortgage.com and E-loan that provide that we act as a loan originator on their behalf. During the year ended December 31, 1999, we funded $382.3 million of loans for third parties. As of December 31, 1999, we had $6.2 million in loan sale proceeds receivable relating to these agreements.

    Our loan committee establishes underwriting standards and criteria for our loan portfolio and monitors the portfolio on an ongoing basis. The loan committee applies the same underwriting standards to all of our loans, regardless of how they are originated. We have also retained an outside consulting firm to assist the loan committee in its review of the loan portfolio and to conduct due diligence on purchased loans.

    In addition to loans, we invest deposit funds in various investment securities. Our philosophy of high credit quality also guides our investment decisions. Our securities portfolio is comprised of federal funds sold, high-quality securities including United States agency obligations, mortgage-backed securities and investment grade corporate bonds. In addition, we are authorized to invest in U.S. Treasury securities.

CUSTOMER SATISFACTION

    We continually seek ways to enhance customer satisfaction. Offering our customers a high level of customer service is a top priority of ours and we believe that it is critical to our success. In an effort to serve the needs of our customers, we offer services such as electronic bill payment and ATM cards without service charges. Our customers can access account data and information regarding products and services 24 hours a day and can reach our customer service representatives by telephone and e-mail.

    We are committed to investing in customer service. We currently employ 45 individuals, representing 58.4% of our staff, who are dedicated exclusively to customer service. In addition, we contract with an outside call center to handle simple customer inquiries and requests. We have also invested in technology and implemented new procedures to continually improve the quality and responsiveness of our customer service. In the near term, we expect to introduce a formalized customer care program which will include multiple points of access for service and new on-line servicing tools such as on-line chat for service specialists, 24 X 7 service hours, prompt e-mail exchange, and wireless access to aggregated financial information. In addition, we continually update our user-friendly Web site with a goal of achieving customer self-support. For example, customers can find answers to their "frequently asked questions" and intuitively navigate our Web site.

MARKETING

    The goal of our marketing strategy is to make Net.B@nk-TM- the leading brand in the internet financial services market. Our marketing strategy is designed to grow our customer base and includes targeted online and offline advertising, developing strategic partnerships that will enhance our product and service offerings, cross-sales marketing initiatives to existing customers and more aggressive public relations activities.

    During the year ended December 31, 1999, we applied approximately
$7.4 million to our marketing program and added 49,000 new accounts. We plan to increase our on-line advertising and continue to explore additional portal opportunities during the course of the year. We have recently hired additional marketing support staff and believe that a significant increase in our marketing initiatives will enable us to increase our name recognition and grow our customer and deposit base on a national scale.

    ADVERTISING STRATEGIES. We have allocated the majority of our advertising budget to on-line advertising because we believe it is a rapidly growing medium that best reaches our target audience. We currently market our products and services on portals such as MSN Money Central, Yahoo!, Alta Vista, Infoseek, AOL and Excite as well as proven web sites such as Bank Rate Monitor and Motley Fool that our experience indicates will attract our target customers. We have enhanced our ability to monitor the audience that we reach as well as the results of our on-line advertising campaign. For example, in addition to tracking on-line click-through and conversion rates, we also track the number of hits on our Web site that result from a particular advertisement and incorporate our findings into our subsequent marketing efforts.

    We also utilize traditional advertisement media. During 1999, we ran a radio campaign in twelve large U.S. cities and a national print media campaign aimed at increasing brand awareness that included a series of advertisements in national magazines and newspapers such as PC WORLD, YAHOO INTERNET LIFE, MONEY, AND THE WALL STREET JOURNAL.

    STRATEGIC PARTNERSHIPS. We continually seek to form product and marketing alliances with other internet financial services providers such as Microsoft Money Central and Yahoo! to broaden our product and service offerings and attract a broader customer base. We plan to pursue other marketing alliances to provide our customers an even broader array of products and services such as IRA's and insurance products and services. We believe these alliances provide us with the opportunity to cross-market our products and services to the customers of these financial service providers and to our existing customers.

    PUBLIC RELATIONS. We also derive a marketing benefit from media coverage that we generate through our public relations efforts. We believe continual press coverage increases the general public's awareness of Net.B@nk-TM- and attracts new customers.

COMPETITION

    We believe that the principal competitive factors in the banking industry are market presence, customer service, convenience, product offerings and deposit and loan rates and associated account fees. While the banking industry is highly competitive, we believe we compete effectively with our principal competitors, which are traditional banks, internet banks and other financial services providers. We believe our low cost structure, which allows us to offer attractive interest rates and low fees, gives us a competitive advantage over traditional banks, which must support a physical branch structure. We also believe our operating history and name recognition give us an advantage over other independent internet banks, most of which are still in a relatively early stage of operation. Furthermore, we are able to offer a broader array of products and services than many non-bank financial services providers. However, many of our competitors have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of internet commerce. See "Industry Background".

OPERATIONS

    ACCOUNT ACTIVITY. Customers can access Net.B@nk through any internet service provider by means of an acceptable secure Web browser. In doing so, customers can apply for loans, review account activity, enter transactions into an on-line account register, pay bills electronically, conduct brokerage transactions, receive statements by mail and print bank statement reports from any PC with a secure Web browser, regardless of its location. To open a new account, the customer completes the on-line enrollment form on our Web site, prints the signature card, signs it and mails it to us. Customers can make deposits into an open account at Net.B@nk via direct deposit programs, by transferring funds between Net.B@nk accounts, by wire transfer, by mail or in person at our principal executive offices. No teller line is maintained, however, and we do not have a physical branch system. Customers can also make withdrawals and have access to their accounts at ATMs that are affiliated with the Cirrus, STAR, and Armed Forces Financial networks, which provides added customer convenience.

    SERVICE PROVIDERS. We have negotiated relationships with a select group of service providers who not only provide us with significant quality, security, reliability, performance and marketing capabilities, but also play an integral role in implementing our full financial services strategy. Because we outsource our principal operational functions to experienced third-party service providers that have the capacity to process a high volume of transactions, we can respond easily to growth. Moreover, we have preserved a degree of flexibility that enables us to assess and evaluate our product offerings and delivery structure on an ongoing basis and to incorporate other alliance opportunities as they present themselves. Should any of these relationships terminate, however, we believe we could secure the required services from an alternative source without material interruption of our operations. Our principal service providers are described below:

    - NCR. NCR provides operational support for our internet banking and bill payment applications. Specifically, NCR provides a secure Web site, software that performs services relating to our infrastructure and other electronic banking services. NCR also hosts Edify's electronic banking software on its secure server and provides the interface necessary to link our servers with those used by BISYS and CheckFree.

    - BISYS. We receive core systems processing services, such as deposit account, loan and year-end processing services, from BISYS. The BISYS server interfaces with NCR's secure server and verifies customer passwords and identification. BISYS also operates our ATM and debit card systems.

    - EDIFY. Edify licenses its Electronic Banking System and Electronic Workforce software, a suite of internet banking applications, to us. Edify also maintains the software and provides consulting services as needed.

    - CHECKFREE. CheckFree provides electronic bill paying services to our customers. Customers can pay their bills on-line through electronic funds transfer or a written draft prepared and sent to the creditor.

    - UVEST INVESTMENT SERVICES. UVEST Investment Services provides discount brokerage services to our customers. UVEST Investment Services executes the trades and receives a commission that is automatically deducted from our customer's deposit account.

    - MORTGAGE.COM. mortgage.com processes mortgage loan applications submitted through our Web site. It reviews the application, contacts the customer and closes the loan for us.

    - PNC BANK CORP. PNC originates and services home equity lines and second mortgages through our website using our established credit criteria. These loans are retained in our portofolio.

    - TELETECH--Teletech provides customer service support. They handle first level customer inquiries and requests and interface with both our phone and computer systems in a streamlined manner invisible to the customer.

    - INTERCEPT--Intercept provides item processing services and also generates statements for our customers.

    As part of our outsourcing strategy, we will continue to explore the outsourcing of a variety of our operations, including customer service, new product offerings and certain lending and portfolio management activities.

SECURITY

    Our ability to provide our customers with secure financial services over the internet is of paramount importance. We continually evaluate the internet systems, services and software used in our operations to ensure that they meet the highest standards of security. The following are among the security measures that are in place:

    ENCRYPTED TRANSACTIONS. All banking transactions and internet communications are encrypted so that sensitive information is not transmitted over the internet in a form that can be read or easily deciphered. Encryption of internet communications is accomplished through the use of the Secure Sockets Layer technology. This technology is the standard for encryption on the internet and is currently used by Netscape's NAVIGATOR (Version 2.0 or higher) and Microsoft's INTERNET EXPLORER (Version 3.0 or higher). Messages between our server and BISYS are encrypted using DES encryption, which is described in "Isolated Bank Server" below.

    SECURE LOGON. To eliminate the possibility that a third party may download Net.B@nk's or a customer's password file, user identification and passwords are stored in encrypted format on a separate database server, not on the internet or the Web server. Furthermore, passwords are strings of six to eight alpha-numeric characters, which makes the chance that a password can be randomly guessed less than one in one trillion.

    ISOLATED BANK SERVER. The computer used to provide our services cannot be accessed directly through the internet. It is on a private connection, or intranet, that provides two-way communication between the isolated bank server and the NCR internet web server. Consequently, an internet user cannot directly access the computer that actually provides our services.

    All banking services are routed from the NCR server through a firewall. The firewall is a combined software and hardware product that precisely defines, controls and limits the access to "internal" computers from "outside" computers across a network. Use of this firewall means that only authenticated bank customers or administrators may send or receive transactions through it, and the firewall itself is immune to penetration from within the network. In other words, the firewall is a mechanism used to protect our server from the freely accessible internet.

    Furthermore, all messages sent or received between the NCR server and our server are encrypted using DES encryption. This is a symmetric key algorithm and is highly secure because it is not susceptible to standard ciphertext attacks. Thus, even if a perpetrator were able to route a message to our server through the firewall, the message could not be encrypted in a way that would be considered valid by the server. As a result, our server would reject the message.

    AUTHENTICATED SESSION INTEGRITY. An authenticated user is any user who signs onto our Web site with a valid user ID and password. Although the vast majority of authenticated users are legitimate bank customers, our server is programmed to limit exposure to an authenticated user who is attempting to defraud Net.B@nk. If the authenticated user alters the URL, which is the command or request that is sent from the browser to the server, in any way in an attempt to gain access to other users' accounts, our server immediately detects that the session integrity variables have been violated. Our server will immediately stop the session and record the attempt in a log so that our staff can investigate.

    PHYSICAL SECURITY. All servers and network computers reside in secure NCR facilities. Currently, computer operations supporting our internet access to financial data are based in Columbia, Maryland with backup facilities in Dayton, Ohio. Only employees with proper photographic identification may enter the primary building. The computer operations are located in a secure area, with admission only by key card. Access to our server console requires further password identification.

    SECURE MODEM ACCESS. A private line that is not accessible from the public network connects our server and BISYS. Our server is connected to CheckFree by a similar private connection. A dial-up maintenance port also permits access to our server. The modem that provides the only access to this port is specially protected and is only enabled on an as-needed basis.

    SERVICE CONTINUITY. NCR and BISYS each provide a fully redundant network with no single point of failure. Our server is also "mirrored" so that hardware failures or software bugs should cause no more than a few minutes of service outage. "Mirroring" means that our server is backed up continuously so that all data is stored in two physical locations. This network and server redundancy ensures that access to Net.B@nk will be reliable. However, if customers are not able to access Net.B@nk over the internet, customers retain access to their funds through several means, including paper checks, ATM cards, customer service and an automated telephone response system.

    MONITORING. All customer transactions on our server using services provided by BISYS and CheckFree produce one or more entries into transactional logs. We and NCR recognize that it is critical to monitor these logs for unusual or fraudulent activity. As mentioned previously, any attempt by an authenticated user to modify the command or request that is sent from the browser to the server is logged. Additionally, all financial transactions are logged. Bank personnel review these logs regularly, and we or NCR will note any abnormal or unusual activity and take appropriate action. Ultimately, vigilant monitoring is the best defense against fraud.

    The preceding security measures are designed to ensure that Net.B@nk is set up in a secure manner. However, over the long term, our security depends upon the procedures and standards used for administration of the internet site. Both NCR and BISYS are required to obtain SAS 70 certification from a national accounting firm. This is a certification by independent auditors that the NCR and BISYS computer systems are being managed and operated in a manner consistent with accepted practices. Both BISYS and NCR have received this certification.

    We believe the risk of fraud presented by internet banking is not materially different from the risk of fraud inherent in any banking relationship. We believe the three principal reasons for a breach in bank security are:

    - Misappropriation from the user of the user's account number or password;

    - Penetration of our server by an outside "hacker"; and

    - Fraud committed by one of our employees or an employee of one of our service providers.

Both traditional banks and internet banks are vulnerable to these types of fraud. By establishing the security measures described above, we believe we have reduced our vulnerability to the first two types of fraud. To counteract fraud by employees, associates and consultants, we have established internal procedures and policies designed to ensure that, as in any bank, proper control and supervision is exercised over employees, associates and consultants. We also counteract all types of fraud through daily examination of our transactional logs.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    We regard the form and substance of our name and other intellectual property we have developed as proprietary and attempt to protect them by relying on intellectual property laws. We own a federally registered trademark for the NetBank-TM- name and have applied for federal registrations for stylized and typographical versions of the mark, Net.B@nk-TM- and variations of that mark. We take active measures to safeguard our name and other proprietary intellectual property. Policing unauthorized use of proprietary information is difficult, however, because of the uncertain and complicated nature of this kind of litigation. See "Legal Proceedings."

    We own the internet domain name "netbank.com." Domain names in the United States and in foreign countries are regulated, by the laws and regulations governing the internet are continually evolving. We do actively monitor the use of potentially infringing names on the internet and take action to protect our intellectual property rights.

SUPERVISION AND REGULATION

    Savings and loan holding companies and federal savings banks are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or may affect Net.B@nk, Inc. (in this section, the "Company") and Net.B@nk (in this section, the "Bank"). This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. The terms savings association, federal savings bank and thrift are used interchangeably in this section.

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

    Savings and loan holding companies and their subsidiaries are prohibited from engaging in any activity or rendering any services for or on behalf of their savings institution subsidiaries for the purpose or with the effect of evading any law or regulation applicable to the institution. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that are designed to protect the holding company's savings institution subsidiaries. A unitary holding company, that is, a holding company that owns only one insured institution whose subsidiary institution satisfies the qualified thrift lender test (discussed below) and which was in existence prior to May 4, 1999, is not restricted to any statutorily prescribed list of permissible activities, and the SLHCA and the FICG impose no limits on direct or indirect non-savings institution subsidiary operations. However, the Financial Services Modernization Act of 1999 provides that, while existing unitary holding companies retain these unrestricted powers, if the unitary is then acquired by another party, its powers are restricted to those permitted for financial holding companies under the Act.

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

    Savings and loan holding companies are allowed to acquire or to retain as much as 5% of the voting shares of an unaffiliated savings institution or savings and loan holding company without regulatory approval.

    BANK REGULATION

    GENERAL. The Bank is a federal savings bank organized under the laws of the United States subject to examination by the OTS. The OTS regulates all areas of the Bank's banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations. OTS regulations generally provide that federal savings banks must be examined no less frequently than every 12 months, unless the federal savings bank (i) has assets of less than $250 million; (ii) is well capitalized;
(iii) was found to be well managed and its composite condition was found to be outstanding (or good, if the bank had total assets of not more than $100 million) during its last examination; (iv) is not subject to a formal enforcement proceeding or an order from the Federal Deposit Insurance Corporation ("FDIC") or another banking agency; and (v) has not undergone a change of control during the previous 12-month period. Federal savings banks must be examined no less frequently than every 18 months. The Bank also is subject to assessments by the OTS to cover the costs of such examinations.

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

    CAPITAL REQUIREMENTS. OTS regulations require that federal savings banks maintain (i)"tangible capital" in an amount of not less than 1.5% of total assets, (ii) "core capital" in an amount not less than 4.0% of total assets, and
(iii) a level of risk-based capital equal to 8% of risk-weighted assets. Under OTS regulations, the term "core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill) and certain investments in certain subsidiaries plus 90% of the fair market value of readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships (subject to certain conditions). "Tangible capital" generally is defined as core capital minus intangible assets and investments in certain subsidiaries, except PMSRs.

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

    OTS regulations also include an interest-rate risk in the risk-based capital requirement. Under this regulation, an institution is considered to have excess interest rate-risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. This requirement does not have any material effect on the ability of the Bank to meet the risk-based capital requirement. The OTS also revised its risk-based capital standards to ensure that its standards provide adequately for concentration of credit risk, risk from nontraditional activities and actual performance and expected risk of loss on multi-family mortgages.

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

    PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

    An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with regulatory approval. An institution may be downgraded to a lower capital category based on supervisory factors other than capital.

    FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and
(3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC then determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

    In addition, effective January 1, 1997, the FDIC imposed assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC assessed savings banks at a rate of 6.4 cents per $100 deposits until December 31, 1999. As of January 1, 2000, the assessment was decreased to a rate of 3.7 cents per $100 (the same assessment rate that is imposed on commercial banks).

    The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

    COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. The CRA requires that board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank's CRA performance will be assessed pursuant to the following criteria: (1) the Bank's loan to deposit ratio, adjusted for seasonal variation and, as appropriate, other related lending activities such as loan originations for sale to the secondary markets, community development loans and qualified investments; (2) the percentage of loans and, as appropriate, other lending related activities located in the Bank's assessment area; (3) the Bank's record of lending to and, as appropriate, engaging in other lending related activities for borrowers of different income levels and businesses and farms of different sizes; (4) the geographic distribution of the Bank's loans; and (5) the Bank's record of taking action if warranted in response to written complaints about its performance in helping to meet credit needs in its assessment area.

    CAPITAL DISTRIBUTIONS. An OTS rule imposes limitations on all capital distributions by savings associations (including dividends, stock repurchases and cash-out mergers). Under the current rule, a savings association is classified based on its level of regulatory capital both before and after giving effect to a proposed capital distribution. Well capitalized institutions may make capital distributions without prior regulatory approval in specified amounts in any calendar quarter.

    An institution that both before and after a proposed capital distribution has net capital equal to or in excess of its capital requirements may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators, make capital distributions in any calendar year up to (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (I.E., the percentage by which the association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period. No regulatory approval of the capital distribution is required, but prior notice must be given to the OTS.

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

    OTS regulations provide that any savings association that fails to meet the definition of a QTL must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings associations and national banks. Further, within one year of the loss of QTL status, a holding company of a savings association that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies. In order for the Bank to exercise the powers granted to federally chartered savings associations and for the Company to retain the power of a unitary holding company, the Bank must meet the definition of a QTL.

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

    FEDERAL HOME LOAN BANK SYSTEM. The FHLB System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for member savings associations. The maximum amount that the FHLB of Atlanta will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Atlanta, and the maximum amount generally is reduced by borrowings from any other source. The Financial Services Modernization Act has enabled the FHLB to expand the credit window for members by expanding the purposes for which FHLB's may make secured advances and the types of collateral eligible to secure these advances, as well as eliminating restrictions on advances to thrifts not meeting the QTL test.

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

    OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to various laws concerning interest rates and the Bank's loan operations are also subject to various laws applicable to credit transactions, such as:

        The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

        The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

        The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

        The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

        The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

        The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

    The deposit operations of the Bank are subject to:

        The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

        The Electronic Funds transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

    EFFECT OF GOVERNMENTAL MONETARY POLICES

    The Company's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

    TRANSACTIONS WITH AFFILIATES RESTRICTIONS

    The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on:

        The amount of loans or extensions of credit to affiliates;

        The amount of investment in affiliates;

        The amount of the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

        The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

        The amount of any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

    The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with certain provisions designed to avoid the taking of low-quality assets.

    The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

    The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

    RECENT LEGISLATION

    On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, or the Financial Services Modernization Act of 1999, which is intended to modernize the financial services industry. In addition to the repeal of the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow affiliations among banks and securities firms, insurance companies and other financial services providers, and to the restrictions placed on powers of unitary savings and loan holding companies (the Company is grandfathered), the Act contains, among others, provisions regarding Community Reinvestment Act requirements, consumer privacy and ATM fee disclosures. The following is a brief summary of these provisions:

    COMMUNITY REINVESTMENT ACT. Small banks will receive some regulatory examination relief. Banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, banks will be required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

    PRIVACY. Financial institutions are required to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.

    ATM FEES. ATM operators must place a conspicuous notice on the ATM machine that a fee will be imposed. Additionally, a second notice must appear on the ATM screen or on a paper notice that a fee will be imposed and the amount of the fee before the customer is irrevocably committed to the transaction. The requirement for the second notice will not apply until December 31, 2004 to any ATM that lacks the technical ability to disclose this notice.

    PROPOSED LEGISLATION AND REGULATORY ACTION

    New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. The Company cannot be predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute. Legislation that would eliminate the federal savings bank charter is under discussion. If such legislation is enacted, the Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Various legislative proposals also may result in the restructuring of federal regulatory oversight, including, for example, consolidation of the OTS into another agency, or creation of a new Federal banking agency to replace the various such agencies which presently exist. The Bank is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to bad debt deductions previously taken.

ITEM 2.  PROPERTIES

    We lease 19,615 square feet of office space for our headquarters at 11475 Great Oaks Way, Suite 100, Alpharetta, Georgia 30022. The office space is subject to a lease that expires on June 30, 2005. In February 2000, we expanded our leased space to an additional 10,000 square feet located within the same building as our current headquarters. We are currently subleasing an additional 7,000 square feet on the same floor as our current location and have plans to expand into it during 2001.

ITEM 3.  LEGAL PROCEEDINGS

    CAMDEN NATIONAL BANK LITIGATION. Net.B@nk, Inc. and NetBank have filed a lawsuit against Camden National Bank ("Camden") arising out of Camden's use of "netbank" on its internet web site and elsewhere to designate Camden's internet banking services. Camden is located in Rockport, Maine, and owns the web site www.camdennational.com. The lawsuit, filed on January 21, 2000, is currently pending in the United States District Court for the Northern District of Georgia, Atlanta Division. The case style is NET.B@NK, INC. AND NET.B@NK V. CAMDEN NATIONAL BANK, Civil Action No. 1:00-CV-0170.

    We allege that Camden's use of "netbank" is an infringement, under both federal and state law, of our name, trademarks, service marks, and domain name (collectively "the Marks"). In April 1998, Net.B@nk acquired the outstanding trademark registration for "NETBANK-Registered Trademark-" from Software Agents and subsequently filed seven other federal applications for the "Net.B@nk-TM-" mark or variations and derivations of the mark. Consequently, we allege that our use of the Marks has priority over Camden's use of any similar or infringing marks. We seek a declaration from the Court that we enjoy all rights to the Marks and seek injunctive relief and damages against Camden for its improper and infringing use of "netbank".

    We are currently attempting to resolve the dispute without further litigation. We have granted Camden an extension to file a response to the Complaint while the parties continue their negotiations toward a resolution. If the matter is not resolved shortly, we intend to vigorously pursue our claims against Camden.

    HARRIS SAVINGS BANK LITIGATION Similar to the litigation with Camden, Net.B@nk, Inc. and NetBank have filed a lawsuit against Harris Savings Bank ("Harris") arising out of Harris's use of "net.bank" and "net.bank@harris" on its internet web site and elsewhere in connection with Harris's internet banking services. Harris is located in Harrisburg, Pennsylvania, and owns the web site www.harrissavingsbank.com. The lawsuit, also filed on January 21, 2000, is currently pending in the United States District Court for the Northern District of Georgia, Atlanta Division. The case style is NET.B@NK, INC. AND NET.B@NK V. HARRIS SAVINGS BANK, Civil Action No. 1:00-CV-0169.

    The grounds and allegations in the lawsuit with Harris are virtually identical to those in the lawsuit with Camden. We seek a similar declaration that we enjoy all rights in the Marks and seek injunctive relief and damages against Harris for its use of "net.bank" and "net.bank@harris."

    Although we have filed our complaint with the court, we have not yet served the lawsuit on Harris. The parties are currently engaged in efforts to resolve the dispute without further litigation, and we will only serve the complaint if negotiations fail. If the matter is not resolved shortly, we intend to vigorously pursue our claims against Harris.

    Neither we nor our properties are subject to a material legal proceeding, and we are not aware of any material proceeding involving Net.B@nk that may be contemplated by any governmental authority. We are also unaware of any pending or contemplated material proceeding in which any Net.B@nk director, officer, affiliate or principal shareholder is a party or has a direct or indirect interest adverse to Net.B@nk.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    Since February 5, 1999, the Common Stock has been traded on the Nasdaq National Market under the symbol "NTBK." From July 28, 1997 to February 5, 1999, the stock was traded on the Nasdaq SmallCap Market under the same symbol. The table below sets forth for the periods indicated the high and low bid prices per share of Common Stock as reported on the Nasdaq SmallCap Market and Nasdaq National Market.

                                                                HIGH       LOW
                                                              --------   --------
1998
  First quarter.............................................   $ 8.42     $ 3.75
  Second quarter............................................   $10.54     $ 7.33
  Third quarter.............................................   $12.13     $ 5.25
  Fourth quarter............................................   $11.81     $ 3.58

1999
  First quarter.............................................   $25.00     $ 8.67
  Second quarter............................................   $83.00     $22.75
  Third quarter.............................................   $40.25     $16.50
  Fourth quarter............................................   $34.38     $17.00

    On March 13, 2000, there were approximately 32,000 beneficial owners and 250 holders of record of Common Stock.

DIVIDENDS

    We have not declared or paid any cash or other dividends on the Common Stock. For the foreseeable future, we intend to retain earnings to grow our business and strengthen our capital base. In addition, the Office of Thrift Supervision regulates the dividends that the Bank can pay to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 1999 under the heading "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 1999 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 1999 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements listed in Item 14 are included in the Company's Annual Report to Shareholders for the year ended December 31, 1999 and are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 under the headings "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 under the heading "Compensation of Executive Officers" and "Historical Information Regarding Repricing, Replacement or Cancellation and Regrant of Options" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 under the heading "Security Ownership of Principal Shareholders and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 under the headings "Certain Transactions" and "Election of Directors--Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Financial Statements

         Consolidated Balance Sheets at December 31, 1999 and 1998

         Consolidated Statements of Operations for the Years ended
         December 31, 1999, 1998 and 1997

         Consolidated Statements of Shareholders' Equity for the
         Years ended December 31, 1999, 1998 and 1997.

         Consolidated Statements of Cash Flows for the Years ended
         December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

         Quarterly Financial Data (unaudited)

    (b)  Reports on Form 8-K:

         None

    (c)  Exhibits

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
  3.1                   Amended and Restated Articles of Incorporation.(1)

  3.1(a          )      Amendment to Amended and Restated Articles of
                        Incorporation.(2)

  3.2                   Bylaws.(1)

  3.3                   Amendments to the Bylaws adopted April 22, 1997.(1)

  4.1                   Form of Common Stock Certificate.(1)

  4.2                   Rights Agreement dated January 20, 2000 between the
                        Registrant and SunTrust Bank(3)

 10.1*                  Employment Agreement dated as of January 4, 1999 between the
                        Company and D.R. Grimes.

 10.2                   Lease Agreement dated as of March 17, 1999 between the Bank and Opus South Corporation(4), as amended by the First
                        Amendment thereto dated May 25, 1999, the Second Amendment thereto dated September 15, 1999 and the Third Amendment
                        thereto dated October 26, 1999.

 10.3*                  1996 Stock Incentive Plan(1), as amended as of March 19,
                        1998(2) and as of March 23, 1999.(4)

 10.4 Order for Services dated as of September 17, 1998 between the Bank and NCR Corporation.(4)

 10.5*                  Employment Agreement dated as of January 1, 2000 between the
                        Company and Robert E. Bowers.

 10.6* Employment Agreement dated as of February 14, 2000 between the Company and Michael R. Fitzgerald.

 10.7 Services Agreement dated as of August 21, 1996 by and between the Company and BISYS, Inc., with related addenda.(1)

 10.8                   BISYS Standard Services Price List and Special Services
                        Price List, dated December 1, 1991.(1)

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
 10.9                   Reserved

 10.10++                Services Agreement dated as of October 31, 1997 between the
                        Company and CheckFree Corporation.(5)

 10.13++                Additional Service Agreement dated March 13, 1997 between
                        the Company and BISYS, Inc. for Total Access Banking and End
                        User Software License Agreement for Total Access Banking.(5)

 13.1 The following portions of the Company's 1999 Annual Report to Shareholders that have been incorporated by reference herein:

                        Selected Financial Data

                        Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

                        Consolidated Financial Statements, the Notes thereto and the
                        Independent Auditors' Report thereon

                        Quarterly Financial Data

 23.1                   Consent of Deloitte & Touche LLP.

 27.1                   Financial Data Schedule for the fiscal year ended December
                        31, 1999 (SEC use only).

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

(2) Incorporated by reference to Exhibit 99.2 contained in the Registrant's Registration Statement on Form 8-A (File No. 0-22361).

(3) Incorporated by reference to Exhibit 99.1 contained in the Registrant's Registration Statement on Form 8-A (File No. 0-22361).

(4) Incorporated by reference in the exhibit of the same number contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22361).

(5) Incorporated by reference to the exhibit of the same number contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22361).

    (d) Financial Statements

    The financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions or are inapplicable and have therefore been omitted.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2000.

                                                       NET.B@NK, INC.

                                                       By:  /s/ D.R. GRIMES
                                                            -----------------------------------------
                                                            D.R. Grimes
                                                            VICE CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

                      SIGNATURE                                         TITLE
                      ---------                                         -----
               /s/ T. STEPHEN JOHNSON                  Chairman of the Board
     -------------------------------------------
                 T. Stephen Johnson

                   /s/ D.R. GRIMES                     Vice Chairman and Chief Executive
     -------------------------------------------         Officer*
                     D.R. Grimes

              /s/ MICHAEL R. FITZGERALD                President, Chief Operating Officer and
     -------------------------------------------         Director
                Michael R. Fitzgerald

                /s/ ROBERT E. BOWERS                   Chief Financial Officer, Corporate
     -------------------------------------------         Secretary and Director**
                  Robert E. Bowers

                  /s/ WARD H. CLEGG                    Director
     -------------------------------------------
                    Ward H. Clegg

            /s/ DONALD S. SHAPLEIGH, JR.               Director
     -------------------------------------------
              Donald S. Shapleigh, Jr.

                  /s/ STEPHEN HEARD                    Director
     -------------------------------------------
                  J. Stephen Heard

                      SIGNATURE                                         TITLE
                      ---------                                         -----
                 /s/ ROBIN C. KELTON                   Director
     -------------------------------------------
                   Robin C. Kelton

              /s/ THOMAS H. MULLER, JR.                Director
     -------------------------------------------
                Thomas H. Muller, Jr.

                 /s/ J. JOE RICKETTS                   Director
     -------------------------------------------
                   J. Joe Ricketts

                 /s/ W. JAMES STOKES                   Director
     -------------------------------------------
                   W. James Stokes

              /s/ MACK I. WHITTLE, JR.                 Director
     -------------------------------------------
                Mack I. Whittle, Jr.

                  /s/ LAURA P. MOON                    Chief Accounting Officer***
     -------------------------------------------
                    Laura P. Moon

------------------------

*   Principal Executive Officer

**  Principal Financial Officer

*** Principal Accounting Officer