Form 10-Q
period 2000-03-31
NETBANK INC
filed 2000-05-15
CIK 1035826

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

    For the Quarter Ended March 31, 2000                Commission File No. 0-22361

                            ------------------------

                                 NETBANK, INC.

             (Exact name of registrant as specified in its charter)

                            ------------------------

                   GEORGIA                                      58-2224352
          (State of incorporation)                (I.R.S. Employer Identification Number)

            11475 GREAT OAKS WAY
                  SUITE 100
             ALPHARETTA, GEORGIA                                   30022
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                           SHARES OUTSTANDING AT MAY 11, 2000
        Common Stock, par value $.01                            29,977,932

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NETBANK, INC.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Condensed consolidated balance sheets as of March 31, 2000
  and as of December 31, 1999...............................      3

Condensed consolidated statements of operations for the
  three months ended March 31, 2000 and 1999................      4

Condensed consolidated statement of shareholders' equity
  from December 31, 1999 to March 31, 2000..................      5

Condensed consolidated statements of cash flows for the
  three months ended March 31, 2000 and 1999................      6

Notes to condensed consolidated financial statements........      7

                                 NETBANK, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN 000'S EXCEPT SHARE AMOUNTS)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                                        ASSETS
Cash and cash equivalents:

  Cash and due from banks...................................  $    2,993    $    5,265
  Federal funds sold........................................       5,505         8,378
                                                              ----------    ----------
      Total cash and cash equivalents.......................       8,498        13,643
Investment securities available for sale--At fair value
  (amortized cost of $404,268 and $421,670).................     397,729       416,814
Stock of Federal Home Loan Bank of Atlanta--At cost.........      15,700        12,200
Loans receivable--Net of allowance for loan losses of $8,788
  and $7,597................................................     948,307       779,738
Accrued interest receivable.................................       9,113         7,349
Furniture and equipment--Net................................       5,864         5,502
Deferred income taxes.......................................       3,452         2,881
Loan sales proceeds receivable..............................       2,851         6,165
Other assets................................................      20,260        13,593
                                                              ----------    ----------
      Total assets..........................................  $1,411,774    $1,257,885
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

  Deposits..................................................  $  725,113    $  653,901
  Other borrowed funds......................................     338,500       244,000
  Convertible subordinated debt.............................      81,887       111,935
  Accrued interest payable..................................      11,652         8,517
  Accounts payable and accrued liabilities..................       4,349         1,111
                                                              ----------    ----------
      Total liabilities.....................................   1,161,501     1,019,464
                                                              ----------    ----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par (10,000,000 shares authorized,
    none outstanding).......................................          --            --
  Common stock, $.01 par (100,000,000 shares authorized,
    30,007,932 and 29,413,121 shares issued and
    outstanding)............................................         300           294
  Additional paid-in capital................................     251,572       243,236
  Retained earnings (deficit)...............................       2,717        (1,905)
  Accumulated other comprehensive loss, net of tax..........      (4,316)       (3,204)
                                                              ----------    ----------
      Total shareholders' equity............................     250,273       238,421
                                                              ----------    ----------
      Total liabilities and shareholders' equity............  $1,411,774    $1,257,885
                                                              ==========    ==========

            See notes to condensed consolidated financial statements

                                 NETBANK, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Interest income:
  Loans.....................................................   $16,036       $6,012
  Investment securities.....................................     7,475        1,215
  Short-term investments....................................       203          331
                                                               -------       ------
      Total interest income:................................    23,714        7,558
Interest expense:
  Deposits..................................................     9,490        4,023
  Other borrowed funds......................................     5,276          536
                                                               -------       ------
      Total interest expense................................    14,766        4,559
                                                               -------       ------
Net interest income.........................................     8,948        2,999
Provision for loan losses...................................       182           50
                                                               -------       ------
Net interest income after provision for loan losses.........     8,766        2,949
Non-interest income--Service charges and fees...............       341          246
Non-interest expense:
  Salaries and benefits.....................................     1,677          507
  Customer service..........................................     2,026          594
  Marketing.................................................     2,837          387
  Data processing...........................................       586          229
  Depreciation and amortization.............................       515          141
  Office expenses...........................................       104           84
  Occupancy.................................................       186           39
  Travel and entertainment..................................       111           22
  Other.....................................................       912          145
                                                               -------       ------
      Total non-interest expense............................     8,954        2,148
                                                               -------       ------
Income before income taxes and extraordinary gain...........       153        1,047
Income tax expense..........................................        52          355
                                                               -------       ------
Income before extraordinary gain............................       101          692
Extraordinary gain on early extinguishment of debt, net of
  tax.......................................................     4,521           --
                                                               -------       ------
Net income..................................................   $ 4,622       $  692
                                                               =======       ======
Income before extraordinary gain per common and potential
  common share outstanding:
  Basic.....................................................   $    --       $ 0.03
  Diluted...................................................   $    --       $ 0.03
Net income per common and potential common share
  outstanding:
  Basic.....................................................   $  0.16       $ 0.03
  Diluted...................................................   $  0.15       $ 0.03
Weighted average common and potential common shares
  outstanding:
  Basic.....................................................    29,569       22,536
  Diluted...................................................    30,568       23,424

           See notes to condensed consolidated financial statements.

                                 NETBANK, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (IN 000'S)

                                                    COMMON                              ACCUMULATED
                                                    STOCK     ADDITIONAL   RETAINED        OTHER
                                         COMMON     ($.01      PAID-IN     EARNINGS    COMPREHENSIVE
                                         SHARES      PAR)      CAPITAL     (DEFICIT)       LOSS         TOTAL
                                        --------   --------   ----------   ---------   -------------   --------
Balance--December 31, 1999............   29,413      $294      $243,236     $(1,905)      $(3,204)     $238,421
  Comprehensive loss:
  Net income for three months ended
    March 31, 2000....................                                        4,622                       4,622
  Unrealized losses on securities, net
    of taxes and reclassification
    adjustment........................                                                     (1,112)       (1,112)
                                                                                                       --------
      Comprehensive loss..............                                                                    3,510
  Issuance of common stock in
    connection with repurchase of
    convertible subordinated notes....      595         6         8,336                                   8,342
                                         ------      ----      --------     -------       -------      --------
Balance--March 31, 2000...............   30,008      $300      $251,572     $ 2,717       $(4,316)     $250,273
                                         ======      ====      ========     =======       =======      ========

           See notes to condensed consolidated financial statements.

                                 NETBANK, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (IN 000'S)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Operating activities:
Net income..................................................  $  4,622   $    692
Adjustments to reconcile net income to net cash used in
  operating activities:
  Net amortization (accretion) of premiums (discounts) on
    investment securities...................................      (235)        43
  Amortization of premiums on purchased loans...............     1,624        971
  Provision for loan losses.................................       182         50
  Depreciation and amortization.............................       495        151
  Amortization of debt discount.............................       952         --
  Changes in assets and liabilities which provide (use)
    cash:
    Increase in accrued interest receivable.................    (1,764)      (503)
    (Increase) decrease in other assets.....................    (6,667)     1,768
    Loans originated for sale...............................   (34,397)   (95,780)
    Proceeds from sale of loans.............................    37,711     83,979
    Increase (decrease) in accrued interest payable.........     3,135     (1,320)
    Increase in accounts payable and accrued liabilities....     3,238        264
                                                              --------   --------
      Net cash provided by (used in) operating activities...     8,896     (9,685)

Investing activities:
Purchases of securities available for sale..................        --    (24,852)
Purchase of Federal Home Loan Bank stock....................    (3,500)      (570)
Principal repayments on investment securities...............    17,637      2,951
Origination and purchase of loans...........................  (210,789)  (123,426)
Principal payments on loans.................................    40,414     39,620
Capital expenditures........................................      (525)      (318)
Capitalized software costs..................................      (332)      (233)
                                                              --------   --------
      Net cash used in investing activities.................  (157,095)  (106,828)

Financing activities:
Increase in deposits........................................    71,212     49,089
Net proceeds from the issuance of common stock..............     8,342    104,957
Proceeds from other borrowed funds..........................   154,000     25,000
Repayments of other borrowed funds..........................   (59,500)   (40,000)
Repurchase of convertible subordinated notes................   (31,000)        --
                                                              --------   --------
      Net cash provided by financing activities.............   143,054    139,046
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........    (5,145)    22,533
Cash and cash equivalents:
  Beginning of period.......................................    13,643     12,460
                                                              --------   --------
  End of period.............................................  $  8,498   $ 34,993
                                                              ========   ========
Supplemental disclosures of cash flow information:
Cash paid during the period for interest....................  $ 11,631   $  5,830
Cash paid during the period for income taxes................  $     10   $     12

Non-cash financing activity:
Issuance of common stock for repurchase of convertible
  subordinated notes........................................  $  8,342         --

           See notes to condensed consolidated financial statements.

                                 NETBANK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    NetBank, Inc. is a holding company that wholly owns "NetBank", a federal savings bank.

    In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in NetBank's Form 10-K filed with the SEC for the year ended December 31, 1999. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 1999 amounts have been reclassified for comparability with 2000 amounts.

2. ACCOUNTING POLICIES

    Reference is made to the accounting policies of NetBank described in the notes to financial statements contained in NetBank's Form 10-K for the year ended December 31, 1999. The Company has followed those policies in preparing this report.

3. LOANS

    During the three months ended March 31, 2000, NetBank purchased the following loan pools (in 000's):

                                                           PREMIUM     RANGE OF STATED
TYPES OF LOANS PURCHASED                PRINCIPAL AMOUNT    AMOUNT     INTEREST RATES
------------------------                ----------------   --------   -----------------
First adjustable rate mortgages.......      $165,594         $956             6.65-7.94%
Commercial participations.............        27,082           --                  8.59%
Leases................................        11,992           --                  11.2%
                                            --------         ----
  Total...............................      $204,668         $956
                                            ========         ====

    An analysis of the allowance for loan losses for the three months ended March 31, 2000 follows (in 000's):

Balance--beginning of period................................  $7,597
  Allowance recorded in connection with purchase of loan
    pools...................................................   1,543
  Provision for loan losses.................................     182
  Loans charged off, net of recoveries......................    (534)
                                                              ------
Balance--end of period......................................  $8,788
                                                              ======

4. BORROWINGS

    During the three months ended March 31, 2000, NetBank paid off a $25,000,000 advance and obtained three new advances from the Federal Home Loan Bank ("FHLB"). The advances were for $35,000,000, $25,000,000, and $35,000,000 at fixed rates of 6.58%, 6.24%, and 7.17%, respectively. The 6.58% advance is callable on the second anniversary date of the advance and if not called, renews for an additional three years. The other advances are not callable. Also during the three months ended March 31,

                                 NETBANK, INC.

4. BORROWINGS (CONTINUED)
2000, NetBank entered into reverse repurchase agreements totalling $59,000,000 and repaid $34,500,000 by March 31, 2000. The agreement outstanding as of March 31, 2000 reprices and can be paid down daily. In addition, during the three months ended March 31, 2000, NetBank repurchased $31,000,000 of its convertible subordinated notes outstanding for 594,811 shares of NetBank common stock and $15,349,000 in cash and recorded an extraordinary gain on early extinguishment of debt of $4,521,000, net of tax. Subsequent to March 31, 2000, NetBank repurchased an additional $15,800,000 of its convertible subordinated notes for $11,768,000 in cash and recorded an extraordinary gain on early extinguishment of debt of $2,388,000, net of tax. Borrowings as of March 31, 2000 are summarized as follows (in 000's):

                                                         STATED INTEREST
DESCRIPTION                     MATURITY DATE                  RATE            PRINCIPAL AMOUNT
-----------               -------------------------  ------------------------  ----------------
Convertible Subordinated  June 1, 2004; Redeemable
  Notes                   until June 4, 2002                  4.75%                $ 84,000

FHLB Advance              October 16, 2003; Subject
                          to early conversion or
                          termination option
                          October 16, 2000                    4.43%                  20,000

FHLB Advance              February 18, 2009;
                          Subject to early
                          conversion or termination
                          option February 18, 2001            4.64%                  25,000

FHLB Advance              August 24, 2004; Subject
                          to early conversion or
                          termination option
                          August 24, 2001                     6.03%                  50,000

FHLB Advance              August 12, 2004; Subject
                          to early conversion or
                          termination option
                          August 12, 2001                     6.02%                  25,000

FHLB Advance              September 15, 2000             6.12%; Reprices
                                                        quarterly based on
                                                     three-month LIBOR minus
                                                          3 basis points             25,000

FHLB Advance              October 29, 2001                    6.47%                  44,000

FHLB Advance              November 4, 2004: Subject
                          to early conversion or
                          termination option
                          November 4, 2001                    5.92%                  30,000

                                 NETBANK, INC.

4. BORROWINGS (CONTINUED)

                                                         STATED INTEREST
DESCRIPTION                     MATURITY DATE                  RATE            PRINCIPAL AMOUNT
-----------               -------------------------  ------------------------  ----------------
FHLB Advance              June 28, 2000                       6.24%                  25,000

FHLB Advance              March 21, 2005; Subject
                          to early conversion or
                          termination option
                          March 21, 2002                      6.58%                  35,000

FHLB Advance              March 21, 2003                      7.17%                  35,000

Reverse Repurchase        Matures daily              6.50% at March 31, 2000;
  Agreement                                               reprices daily             24,500
                                                                                   --------

                                                     Total...................       422,500
                                                     Less unamortized
                                                       discount..............         2,113
                                                                                   --------
                                                     Total debt..............      $420,387
                                                                                   ========

All of these borrowings are secured by NetBank's investment securities or mortgage loans except for the convertible subordinated notes, which are unsecured.

5. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Basic and diluted net income per common and potential common share have been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common shares (in 000's except per share amounts). The effect of convertible debt securities issued during June 1999 has not been

                                 NETBANK, INC.

5. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE (CONTINUED) included as the assumed conversion of such securities would be anti-dilutive to earnings per share for the three months ended March 31, 2000.

                                                               THREE MONTHS ENDED MARCH 31, 2000
                                                            ---------------------------------------
                                                                NET
                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Basic EPS.................................................    $4,622         29,569         $0.16
Effect of dilutive securities-options to purchase common
  shares..................................................                      999
                                                              ------         ------
Diluted EPS...............................................    $4,622         30,568         $0.15
                                                              ======         ======

                                                               THREE MONTHS ENDED MARCH 31, 1999
                                                            ---------------------------------------
                                                                NET
                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Basic EPS.................................................      $692         22,536         $0.03
Effect of dilutive securities-options to purchase common
  shares..................................................                      888
                                                              ------         ------
Diluted EPS...............................................      $692         23,424         $0.03
                                                              ======         ======

5. SHAREHOLDERS' EQUITY

    The Company has authorized 100,000 shares of Series A Junior Participating Preferred Stock, without par value ("Series A Stock"). Each share of Series A Stock will be entitled to 1,000 votes on all matters submitted to a shareholder vote. The Series A Stock is not redeemable or convertible into any other security. Each share of Series A Stock will have a minimum cumulative preferential quarterly dividend rate equal to the greater of $1.00 per share or 1,000 times the aggregate per share amount of dividends declared on common stock in the related quarter. In the event of liquidation, shares of Series A Stock will be entitled to a preferential liquidation payment equal to the greater of $1,000 per share plus any accrued and unpaid dividends or 1,000 times the payment to be made per share of common stock. No shares of Series A Stock are presently outstanding, and no shares are expected to be issued except in connection with the shareholder rights plan referred to below.

    On January 20, 2000, the Company's Board of Directors adopted a shareholder rights plan. Under the plan, the Company distributed to shareholders of record on February 4, 2000 a dividend of one right per share of the Company's common stock owned. When exercisable, each right will permit the holder to purchase from the Company 1/1000th of a share (a "unit") of Series A stock at a purchase price of $150 per unit, subject to certain adjustments. These rights generally become exercisable ten business days after a person or group acquires 15% of more of the Company's common stock or commences a tender offer that could result in such person or group owning 15% or more of the Company's common stock. If certain subsequent events occur after the rights first become exercisable, holders will be entitled to purchase upon exercise of the right shares of common stock of the Company, or of an acquiring company, having a value equal to two times the exercise price of the right. In general, the rights may be redeemed by the Company at $.01 per right at any time prior to the later of (i) ten business days after 15% or more of the Company's stock is acquired by a person or group and (ii) the first date of a public announcement that a person or

                                 NETBANK, INC.

5. SHAREHOLDERS' EQUITY (CONTINUED)
group has acquired 15% or more of the Company's common stock. The rights expire on February 4, 2010 unless terminated earlier in accordance with the rights plan.

6. STOCK OPTIONS

    The Company has a 1996 Stock Incentive Plan (the "Plan") which provides that our employees, officers, directors, and consultants may be granted nonqualified and incentive stock options to purchase shares of common stock of NetBank, derivative securities related to the value of the common stock, or cash awards. Currently, the total number of shares reserved for the Plan is 3,750,000. Stock option activity during the three months ended March 31, 2000 was as follows (in 000's except price per share amounts):

                                                                       EXERCISE PRICE
                                                NUMBER OF OPTIONS        PER SHARE
                                                -----------------   --------------------
Balance--Beginning of Period..................        2,147         $         0.40-53.33
  Granted.....................................          879         $        12.25-17.50
  Exercised...................................           --                           --
  Terminated..................................           (2)        $         5.25-35.44
                                                      -----
Balance--End of Period........................        3,024         $         0.40-53.33
                                                      =====

    Grant prices approximated the fair value of the stock at the grant date.

7. SUBSEQUENT EVENTS

    Subsequent to March 31, 2000, NetBank announced a plan to repurchase up to 1,000,000 shares of its common stock.

                                 NETBANK, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    SOME OF THE STATEMENTS IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF NETBANK OR ITS OFFICERS AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMS SUCH AS "MAY," "WILL," "SHOULD," "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "CONTINUE," OR COMPARABLE TERMINOLOGY. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED FROM THE FORWARD-LOOKING STATEMENTS, DEPENDING ON VARIOUS IMPORTANT FACTORS. THESE FACTORS INCLUDE A POSSIBLE DECLINE IN ASSET QUALITY, THE EVOLVING NATURE OF THE MARKET FOR INTERNET BANKING, THE POSSIBLE ADVERSE EFFECTS OF UNEXPECTED CHANGES IN THE INTEREST RATE ENVIRONMENT, AND INCREASING COMPETITION AND REGULATORY CHANGES. THE SECTION HEADED "RISK FACTORS" IN OUR PROSPECTUS DATED JUNE 3, 1999 CONTAINS ADDITIONAL DETAILS ON THESE AND OTHER RISKS THAT ARE MATERIAL TO OUR OPERATIONS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE THIS REPORT WAS FILED WITH THE SEC. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE BY US OR ON OUR BEHALF IN THIS PROSPECTUS OR OTHERWISE.

    GENERAL--NetBank, Inc. is a holding company that wholly owns NetBank, a federal savings bank. NetBank, Inc. was incorporated as a Georgia corporation on February 20, 1996. As of March 31, 2000, we had 81,771 deposit accounts and approximately $725.1 million in deposits.

    FINANCIAL CONDITION--Our assets were $1.4 billion at March 31, 2000 compared to $1.3 billion at December 31, 1999. The increase of $153.9 million from December 31, 1999 to March 31, 2000 was primarily the result of the investment of funds received from an increase in customer deposits of approximately
$71.2 million and an increase in other borrowed funds of $94.5 million. Both the increase in customer deposits and the increase in other borrowed funds were invested in loan receivables which increased $168.6 million. The resulting interest income on these receivables is being used to fund increased infrastructure and operating costs resulting from growth, as well as marketing expenditures to increase public awareness of the "NetBank-Registered Trademark-" brand name and our products and services.

    Total liabilities increased $142.0 million to $1.2 billion at March 31, 2000 from $1.0 billion at December 31, 1999 primarily due to the rapid growth of our deposit portfolio of $71.2 million as well as a $94.5 million increase in other borrowed funds. During the three months ended March 31, 2000, NetBank paid off a $25 million advance and obtained three new advances from the FHLB. The advances were for $35,000,000, $25,000,000, and $35,000,000 at fixed rates of 6.58%,
6.24%, and 7.17%, respectively. The 6.58% advance is callable on the second anniversary date of the advance and if not called, renews for an additional three years. The other advances are not callable. Also during the three months ended March 31, 2000, NetBank entered into reverse repurchase agreements totalling $59,000,000 and repaid $34,500,000 by March 31, 2000. The agreement outstanding as of March 31, 2000 reprices and can be paid down daily. In addition, during the three months ended March 31, 2000, NetBank repurchased $31,000,000 of its convertible subordinated notes outstanding for 594,811 shares of NetBank common stock and $15,349,000 in cash and recorded an extraordinary gain on early extinguishment of debt of $4,521,000, net of tax. Subsequent to March 31, 2000, NetBank repurchased an additional $15,800,000 of its convertible subordinated notes for $11,768,000 in cash and recorded an extraordinary gain on early extinguishment of debt of $2,388,000, net of tax.

    Total shareholders' equity increased $11.9 million from December 31, 1999 to March 31, 2000 primarily due to the issuance of $8.3 million of additional shares of common stock in conjunction with the repurchase of some of our convertible subordinated notes and the addition of earnings for the quarter ended March 31, 2000 which included a $4.5 million gain on early extinguishment of debt, offset by an increase in unrealized losses on our securities portfolio due to changes in interest rates of $1.1 million.

                                 NETBANK, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    LIQUIDITY AND CAPITAL RESOURCES--NetBank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financial activities. NetBank's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. NetBank invests excess funds in overnight deposits and other short-term interest-earning assets. NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. NetBank's available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, NetBank had availability under existing line of credit agreements totaling $52 million at March 31, 2000.

    NetBank is required by Office of Thrift Supervision regulations to maintain tangible capital equal to at least 1.5% of tangible assets, core capital equal to at least 3.0% of tangible assets, and total capital equal to at least 8.0% of risk-weighted assets. To be categorized as "well capitalized" under a prompt corrective action plan, NetBank must maintain minimum Tier I, core, and risk-based capital ratios of at least 6%, 5%, and 10%, respectively. NetBank exceeded such requirements with tangible, core, total, and Tier I capital ratios of 15.63%, 15.63%, 28.24%, and 27.16%, respectively, at March 31, 2000.

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

                                 NETBANK, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    The following table sets forth the interest rate sensitivity of our assets and liabilities as of March 31, 2000 (in 000's):

                                                                      TERM TO REPRICING, REPAYMENT, OR MATURITY
                                                            --------------------------------------------------------------
                                                                        OVER THREE    OVER ONE
                                                            LESS THAN     MONTHS        YEAR       OVER FIVE
                                                              THREE      THROUGH      THROUGH      YEARS AND
                                                             MONTHS      ONE YEAR    FIVE YEARS   INSENSITIVE     TOTAL
                                                            ---------   ----------   ----------   -----------   ----------
Interest-Earning Assets:
  Cash and cash equivalents...............................  $  2,993    $      --     $     --      $     --    $    2,993
  Federal funds sold......................................     5,505           --           --            --         5,505
  Investment securities...................................    63,907       26,888      203,171       103,764       397,730
  Stock of Federal Home Loan Bank of Atlanta..............    15,700           --           --            --        15,700
  Loan sale proceeds receivable...........................     2,851           --           --            --         2,851
  Loans receivable........................................   193,584      264,278      413,072        86,160       957,094
                                                            --------    ---------     --------      --------    ----------
  Total interest-earning assets:..........................   284,540      291,166      616,243       189,924     1,381,873
Non interest-earning assets...............................        --           --           --        29,901        29,901
                                                            --------    ---------     --------      --------    ----------
Total assets..............................................  $284,540    $ 291,166     $616,243      $219,825    $1,411,774
                                                            ========    =========     ========      ========    ==========
Interest-Bearing Liabilities:
  Interest-bearing deposits...............................  $219,080    $ 417,751     $ 34,680      $ 50,033    $  721,544
  Convertible subordinated debt...........................        --           --       81,887            --        81,887
  Other borrowed funds....................................    74,500           --      239,000        25,000       338,500
                                                            --------    ---------     --------      --------    ----------
  Total interest-bearing liabilities:.....................   293,580      417,751      355,567        75,033     1,141,931
Interest-free deposits....................................        --           --           --         3,570         3,570
Other interest-free liabilities and equity................        --           --           --       266,273       266,273
                                                            --------    ---------     --------      --------    ----------
Total liabilities and equity..............................  $293,580    $ 417,751     $355,567      $344,876    $1,411,774
                                                            ========    =========     ========      ========    ==========
Net interest rate sensitivity gap.........................  $ (9,040)   $(126,585)    $260,676      $114,891    $  239,942
Cumulative gap............................................  $ (9,040)   $(135,625)    $125,051      $239,942            --

Net interest rate sensitivity gap as a percent of
  interest-earning assets.................................     (3.18%)     (43.48%)      42.30%        60.49%        17.36%
Cumulative gap as a percent of cumulative interest-earning
  assets..................................................     (3.18%)     (23.56%)      10.49%        17.36%           --

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

    NetBank measures interest rate risk based on Net Portfolio Value ("NPV") analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets. The board of directors manages NetBank's interest rate risk by establishing limits for the minimum acceptable NPV ratio over a series of hypothetical interest rate scenarios or "rate shocks". As of March 31, 2000, NetBank's estimated NPV ratios were well within these board approved limits. The following table

                                 NETBANK, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

sets forth the estimated percentage change in NetBank's NPV ratio as of March 31, 2000 assuming rate shocks of +300 to -300 basis points:

                         LIMITS AND CURRENT NPV RATIOS

                        BOARD LIMITS   ESTIMATED
     RATE SHOCK           (MINIMUM      3/31/00
  (IN BASIS POINTS)     NPV RATIOS)    NPV RATIOS
---------------------   ------------   ----------
   +300                      9.00%       12.89%
   +200                     10.00%       14.41%
   +100                     11.00%       15.70%
    Flat                    12.00%       16.66%
   -100                     12.00%       17.21%
   -200                     12.00%       17.36%
   -300                     12.00%       17.42%

    A second statistic, called the "Sensitivity Measure," is determined by calculating the change in the NPV ratio from the flat rate shock, and the +200 rate shock. NetBank's Sensitiy Measure was 225 basis points as of March 31, 2000. The OTS classifies an institution with a combination of; 1) an NPV ratio of greater than 10%, and 2) a Sensitivity Measure less than 400 basis points, as having a "minimal level of interest rate risk". Thus, as of March 31, 2000, management believes that NetBank qualified as having a minimal level of interest rate risk.

    Computation of prospective effects of hypothetical rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

                                 NETBANK, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    INVESTMENT SECURITIES. The following tables set forth certain information relating to our available-for-sale securities at March 31, 2000 and December 31, 1999:

                                                                   MARCH 31, 2000
                                                               -----------------------
                                                                        GROSS
                                                               -----------------------
                                                   AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED FAIR
                                                     COST        GAINS        LOSSES         VALUE
                                                   ---------   ----------   ----------   --------------
Collateralized mortgage obligations..............  $232,035        $ 2        $4,275        $227,762
U.S. government agencies.........................   162,359         66         2,327         160,098
Corporate bonds..................................     9,643         --             5           9,638
Habitat bonds and other..........................       231         --            --             231
                                                   --------        ---        ------        --------
  Total..........................................  $404,268        $68        $6,607        $397,729
                                                   ========        ===        ======        ========

                                                                  DECEMBER 31, 1999
                                                               -----------------------
                                                                        GROSS
                                                               -----------------------
                                                   AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED FAIR
                                                     COST        GAINS        LOSSES         VALUE
                                                   ---------   ----------   ----------   --------------
Collateralized mortgage obligations..............  $249,436    $      --      $3,399        $246,037
Unites States government agencies................   162,356           29       1,485         160,900
Corporate bonds..................................     9,639           --           1           9,638
Habitat bonds and other..........................       239           --          --             239
                                                   --------    ---------      ------        --------
                                                   $421,670    $      29      $4,885        $416,814
                                                   ========    =========      ======        ========

    LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio by type of loan as of March 31, 2000 and December 31, 1999:

                                                               MARCH 31,         DECEMBER 31,
                                                                  2000               1999
                                                            ----------------   ----------------
Residential mortgages.....................................  $628,701    65.7%  $480,470    61.0%
Home equity lines.........................................   169,347    17.7    177,670    22.6
Leases....................................................    71,672     7.5     62,295     7.9
Commercial participations.................................    72,520     7.6     48,783     6.2
Construction..............................................     5,849     0.6     10,723     1.4
Consumer..................................................     6,583     0.7      4,183     0.5
Auto......................................................     2,423     0.2      3,211     0.4
                                                                       -----              -----
  Total...................................................   957,095   100.0%   787,335   100.0%
                                                                       =====              =====
Less allowance for loan losses............................     8,788              7,597
                                                            --------           --------
    Total.................................................  $948,307           $779,738
                                                            ========           ========

    ASSET QUALITY AND NON-PERFORMING ASSETS-During the three months ended
March 31, 2000 and 1999, NetBank did not have any significant loans on non-accrual status, significant loans past due 90 days or more, or restructured loans.

                                 NETBANK, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    DEPOSITS. The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by us at March 31, 2000 and December 31, 1999:

                                                     MARCH 31, 2000                   DECEMBER 31, 1999
                                            --------------------------------   --------------------------------
                                                                    WEIGHTED                           WEIGHTED
                                                                    AVERAGE                            AVERAGE
                                                                    INTEREST                           INTEREST
                                             AMOUNT    PERCENTAGE     RATE      AMOUNT    PERCENTAGE     RATE
                                            --------   ----------   --------   --------   ----------   --------
Demand checking accounts..................  $  3,570        0.5%      N/A      $  3,739        0.6%      N/A
Interest bearing:
  NOW accounts............................    49,868        6.9      3.05%       38,590        5.9      3.05%
  Money market............................   235,184       32.4      5.26%      219,898       33.6      5.26%
  Certificate of deposit under $100,000...   389,891       53.8      6.90%      351,074       53.7      6.51%
Certificate of deposit over $100,000......    46,600        6.4      6.78%       40,600        6.2      6.51%
                                            --------      -----                --------      -----
Total deposits............................  $725,113      100.0%               $653,901      100.0%
                                            ========      =====                ========      =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    GENERAL. Net income for the three months ended March 31, 2000 amounted to $4.6 million, an increase of $3.9 million compared to net income of $692,000 for the three months ended March 31, 1999. The increase in net income was primarily the result of a $4.5 million extraordinary gain on the early extinguishment of $31 million of our convertible subordinated notes. A portion of this gain was reinvested in increased marketing and infrastructure expenses during the quarter to continue to fuel the growth of our deposit base and the recognition of our brand name.

    INTEREST INCOME. Interest income related to our loan and investment portfolio for the three months ended March 31, 2000 was $23.7 million compared to $7.6 million for the three months ended March 31, 1999. The increase in interest income was a result of the growth of our loan portfolio of $588.6 million from March 31, 1999 to March 31, 2000, compounded by an increase in the average yield on loans from 7.6% for the three months ended March 31, 1999 to 7.7% for the three months ended March 31, 2000. In addition, the investment portfolio grew from $80.3 million at March 31, 1999 to $397.7 million at March 31, 2000. The yield on the investment portfolio was 6.2% for the three months ended March 31, 1999 as compared with 7.0% for the three months ended March 31, 2000.

    INTEREST EXPENSE. For the three months ended March 31, 2000, $9.5 million in interest expense on deposits was recorded compared to $4.0 million for the three months ended March 31, 1999 as a result of our increase in customer deposits from $332.7 million at March 31, 1999 to $725.1 million at March 31, 2000. In addition, the average interest rate paid on deposits increased from 5.3% for the three months ended March 31, 1999 to 5.6% for the three months ended March 31, 2000. Interest expense associated with other borrowed funds increased $4.7 million from $536,000 for the three months ended March 31, 1999 to $5.3 million for the three months ended March 31, 2000 due to the addition of several new advances from the FHLB as well as interest expense paid on our convertible subordinated notes issued during June 1999.

    NET INTEREST INCOME. Net interest income is determined by our interest rate spread, which is the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net

                                 NETBANK, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

interest income was $8.9 million for the three months ended March 31, 2000 compared to $3.0 million for the three months ended March 31, 1999. The increase in net interest income resulted from the increase in the amount of loans and deposits from March 31, 1999 to March 31, 2000.

    PROVISION FOR LOAN LOSSES. In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the three months ended March 31, 2000, we recorded $1.5 million as an addition to premiums related to allowance for loan losses for loans purchased during the quarter. In addition, we also recorded a provision for loan losses of $182,000 related primarily to originated loans. This compares to a provision of $50,000 recorded during the three months ended March 31, 1999. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool by pool basis for our purchased portfolio and a loan by loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

    NON-INTEREST INCOME. For the three months ended March 31, 2000, we recorded approximately $341,000 in loan and deposit service charges and fees compared to $246,000 recorded during the three months ended March 31, 1999. The increase in non-interest income stems from the increase in both our loan and deposit portfolios.

    NON-INTEREST EXPENSES. Non-interest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Non-interest expense increased 317%, or $6.8 million, for the three months ended March 31, 2000 as compared with the three months ended March 31, 1999 as the number of customer accounts increased over threefold from 24,634 at March 31, 1999 to 81,771 at March 31, 2000. This increase in non-interest expense was primarily the result of increases in salaries and benefits, customer service, and data processing expense as additional employees and operational activities were added to support additional customers, and an increase in marketing expense as we expanded our marketing programs to build public awareness of the NetBank-Registered Trademark- name and our products and services.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3.1 Amendment to Articles of Incorporation

    27.1 FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NETBANK, INC.

                                                       By:              /s/ LAURA P. MOON
                                                            -----------------------------------------
                                                                          Laura P. Moon
                                                                     CHIEF ACCOUNTING OFFICER

Dated: May 15, 2000