Form 10-Q
period 2000-06-30
NETBANK INC
filed 2000-08-11
CIK 1035826

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

     FOR THE QUARTER ENDED JUNE 30, 2000                COMMISSION FILE NO. 0-22361

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                          SHARES OUTSTANDING AT AUGUST 8, 2000
                    -----                          ------------------------------------
        Common Stock, par value $.01                            29,671,132

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NETBANK, INC.
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Condensed consolidated balance sheets as of June 30, 2000
  and as of December 31, 1999...............................     3

Condensed consolidated statements of operations for the
  three and six months ended June 30, 2000 and 1999.........     4

Condensed consolidated statement of shareholders' equity
  from December 31, 1999 to
  June 30, 2000.............................................     5

Condensed consolidated statements of cash flows for the six
  months ended June 30, 2000
  and 1999..................................................     6

Notes to condensed consolidated financial statements........     7

                                 NETBANK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN 000'S EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                                        ASSETS
Cash and cash equivalents:
  Cash and due from banks...................................  $    1,848    $    5,265
  Federal funds sold........................................      11,854         8,378
                                                              ----------    ----------
    Total cash and cash equivalents.........................      13,702        13,643
Investment securities available for sale--At fair value
  (amortized cost of $428,145 and $421,670, respectively)...     420,818       416,814
Stock of Federal Home Loan Bank of Atlanta--At cost.........      19,450        12,200
Loans receivable--Net of allowance for loan losses of
  $10,164 and $7,597........................................   1,033,318       779,738
Accrued interest receivable.................................       7,540         7,349
Furniture and equipment--Net................................       6,898         5,502
Deferred income taxes.......................................       3,722         2,881
Loan sales proceeds receivable..............................       3,962         6,165
Other assets................................................      29,122        13,593
                                                              ----------    ----------
    Total assets............................................  $1,538,532    $1,257,885
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits..................................................  $  808,433    $  653,901
  Other borrowed funds......................................     397,989       244,000
  Convertible subordinated debt.............................      64,760       111,935
  Accrued interest payable..................................      13,464         8,517
  Accounts payable and accrued liabilities..................       5,294         1,111
                                                              ----------    ----------
    Total liabilities.......................................   1,289,940     1,019,464

Commitments and contingencies...............................          --            --

Shareholders' equity:
  Preferred stock, no par (10,000,000 shares authorized,
    none outstanding).......................................          --            --
  Common stock, $.01 par (100,000,000 shares authorized,
    30,007,932 and 29,413,121 shares issued and outstanding,
    respectively)...........................................         300           294
  Additional paid-in capital................................     251,572       243,236
  Retained earnings (deficit)...............................       4,927        (1,905)
  Accumulated other comprehensive loss, net of tax..........      (4,834)       (3,204)
  Treasury stock, at cost (336,800 shares)..................      (3,373)           --
                                                              ----------    ----------
    Total shareholders' equity..............................     248,592       238,421
                                                              ----------    ----------
    Total liabilities and shareholders' equity..............  $1,538,532    $1,257,885
                                                              ==========    ==========

           See notes to condensed consolidated financial statements.

                                 NETBANK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Interest income:
  Loans.................................................  $19,056    $ 7,705    $35,092    $13,717
  Investment securities.................................    7,726      1,698     15,201      2,913
  Short-term investments................................      164      1,018        367      1,349
                                                          -------    -------    -------    -------
    Total interest income:..............................   26,946     10,421     50,660     17,979
Interest expense:
  Deposits..............................................   11,014      4,846     20,504      8,870
  Other borrowed funds..................................    7,104        884     12,380      1,420
                                                          -------    -------    -------    -------
    Total interest expense..............................   18,118      5,730     32,884     10,290
                                                          -------    -------    -------    -------
Net interest income.....................................    8,828      4,691     17,776      7,689
Provision for loan losses...............................       96         55        278        105
                                                          -------    -------    -------    -------
Net interest income after provision for loan losses.....    8,732      4,636     17,498      7,584
Non-interest income-Service charges and fees............      531        232        872        477
Non-interest expense:
  Salaries and benefits.................................    1,330        748      3,008      1,255
  Customer service......................................    2,399        950      4,425      1,543
  Marketing.............................................    4,017        841      6,854      1,228
  Data processing.......................................      596        233      1,182        462
  Depreciation and amortization.........................      573        211      1,088        352
  Office expenses.......................................      225        102        329        186
  Occupancy.............................................      172         35        358         75
  Travel and entertainment..............................      234         30        344         52
  Other.................................................      337        554      1,248        698
                                                          -------    -------    -------    -------
    Total non-interest expense..........................    9,883      3,704     18,836      5,851
                                                          -------    -------    -------    -------
Income (loss) before income taxes and extraordinary
  gain..................................................     (620)     1,164       (466)     2,210
Income tax (expense) benefit............................      210       (396)       158       (751)
                                                          -------    -------    -------    -------
Income (loss) before extraordinary gain.................     (410)       768       (308)     1,459
Extraordinary gain on early extinguishment of debt, net
  of tax................................................    2,620         --      7,140         --
                                                          -------    -------    -------    -------
    Net income..........................................  $ 2,210    $   768    $ 6,832    $ 1,459
                                                          =======    =======    =======    =======
Income (loss) before extraordinary gain per common and
  potential common share outstanding:
    Basic...............................................   $(0.01)     $0.03     $(0.01)     $0.06
    Diluted.............................................   $(0.01)     $0.03     $(0.01)     $0.06

Net income per common and potential common share
  outstanding:
    Basic...............................................    $0.07      $0.03      $0.23      $0.06
    Diluted.............................................    $0.07      $0.03      $0.22      $0.06

Weighted average common and potential common shares
  outstanding:
    Basic...............................................   29,878     26,917     29,724     24,692
    Diluted.............................................   30,731     28,045     30,686     25,744

           See notes to condensed consolidated financial statements.

                                 NETBANK, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (IN 000'S)

                                                                                    ACCUMULATED
                                               COMMON     ADDITIONAL   RETAINED        OTHER       TREASURY
                                   COMMON      STOCK       PAID-IN     EARNINGS    COMPREHENSIVE   STOCK AT
                                   SHARES    ($.01 PAR)    CAPITAL     (DEFICIT)       LOSS          COST      TOTAL
                                  --------   ----------   ----------   ---------   -------------   --------   --------
Balance--December 31, 1999......   29,413       $294       $243,236     $(1,905)      $(3,204)     $    --    $238,421
  Comprehensive income:
  Net income for six months
    ended June 30, 2000.........       --         --             --       6,832            --           --       6,832
  Unrealized losses on
    securities, net of taxes and
    reclassification
    adjustment..................       --         --             --          --        (1,630)          --      (1,630)
                                                                                                              --------
  Comprehensive income..........                                                                                 5,202
  Issuance of common stock in
    connection with repurchase
    of convertible subordinated
    notes.......................      595          6          8,336          --            --           --       8,342
  Purchase of 336,800 shares of
    common stock................       --         --             --          --            --       (3,373)     (3,373)
                                   ------       ----       --------     -------       -------      -------    --------
Balance--June 30, 2000..........   30,008       $300       $251,572     $ 4,927       $(4,834)     $(3,373)   $248,592
                                   ======       ====       ========     =======       =======      =======    ========

           See notes to condensed consolidated financial statements.

                                 NETBANK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                                              SIX MONTHS ENDED JUNE
                                                                       30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------   ----------
Operating activities:
Net income..................................................  $  6,832    $   1,459
Adjustments to reconcile net income to net cash used in
  operating activities:
  Net amortization (accretion) of premiums (discounts) on
    investment securities...................................      (899)         199
  Amortization of premiums on purchased loans...............     1,812        2,191
  Provision for loan losses.................................       278          105
  Depreciation and amortization.............................     1,257          355
  Loss on disposal of fixed assets..........................        13
  Extraordinary gain on debt extinguishment.................   (10,825)
  Amortization of debt discount.............................       278           40
Changes in assets and liabilities which use cash:
  Increase in accrued interest receivable...................      (191)      (1,308)
  Increase in other assets..................................   (15,628)      (3,300)
  Loans originated for sale.................................   (31,195)    (108,814)
  Proceeds from sale of loans...............................    33,395      105,890
  Increase (decrease) in accrued interest payable...........     5,092       (1,110)
  Increase in accounts payable and accrued liabilities......     4,183        2,933
                                                              --------    ---------
    Net cash used in operating activities...................    (5,595)      (1,360)
Investing activities:
  Purchases of securities available for sale................   (45,040)    (181,871)
  Purchase of Federal Home Loan Bank stock..................    (7,250)        (570)
  Principal repayments on investment securities.............    39,465        7,227
  Origination and purchase of loans.........................  (351,582)    (324,414)
  Principal payments on loans...............................    95,882       85,416
  Capital expenditures......................................    (1,084)        (972)
  Capitalized software costs................................    (1,582)      (1,264)
                                                              --------    ---------
    Net cash used in investing activities...................  (271,191)    (416,448)
Financing activities:
  Increase in deposits......................................   154,532      131,878
  Net proceeds from the issuance of common stock............        --      199,573
  Proceeds from other borrowed funds........................   397,228      136,550
  Repayments of other borrowed funds........................  (243,239)     (40,000)
  Repurchase of convertible subordinated notes..............   (28,303)          --
  Purchase of treasury stock at cost........................    (3,373)
                                                              --------    ---------
    Net cash provided by financing activities...............   276,845      428,001
Net increase in cash and cash equivalents...................        59       10,193
Cash and cash equivalents:
  Beginning of period.......................................    13,643       12,460
  End of period.............................................    13,702    $  22,653
Supplemental disclosures of cash flow information:
Cash paid during the period for interest....................  $ 27,937    $  11,410
Cash paid during the period for income taxes................  $    506    $     103
Non-cash financing activity:
Issuance of common stock for repurchase of convertible
  subordinated notes........................................  $  8,342           --

           See notes to condensed consolidated financial statements.

                                 NETBANK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

    NetBank, Inc. is a holding company that wholly owns "NetBank", a federal savings bank.

    In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in NetBank's Form 10-K filed with the SEC for the year ended December 31, 1999 and NetBank's Form 10-Q for the quarter ended March 31, 2000. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 1999 amounts have been reclassified for comparability with 2000 amounts.

2.  ACCOUNTING POLICIES

    Reference is made to the accounting policies of NetBank described in the notes to financial statements contained in NetBank's Form 10-K for the year ended December 31, 1999. The Company has followed those policies in preparing this report.

3.  LOANS

    During the three months ended June 30, 2000, NetBank purchased the following loan pools (in 000's):

                                                           PREMIUM
                                                          (DISCOUNT)   RANGE OF STATED
TYPES OF LOANS PURCHASED               PRINCIPAL AMOUNT     AMOUNT     INTEREST RATES
------------------------               ----------------   ----------   ---------------
First adjustable rate mortgages......      $ 57,978         $ (235)        7.4-7.8%
Fixed second mortgages...............        50,158          1,168            10.4%
Commercial participations............        20,934             --             9.0%
Leases...............................        15,955             --            11.2%
                                           --------         ------
  Total..............................      $145,025         $  933
                                           ========         ======

    An analysis of the allowance for loan losses for the three months ended June 30, 2000 follows (in 000's):

Balance-beginning of period.................................  $ 8,788
  Allowance recorded in connection with purchase of loan
    pools...................................................    1,942
  Provision for loan losses.................................       96
  Loans charged off, net of recoveries......................     (662)
                                                              -------
Balance-end of period.......................................  $10,164
                                                              =======

4.  BORROWINGS

    During the three months ended June 30, 2000, NetBank obtained six new advances from the Federal Home Loan Bank ("FHLB") totaling $150,000,000 and paid off four FHLB advances totaling $125,000,000. Of the new advances obtained during the quarter, two were still outstanding as of June 30, 2000 for $25,000,000 each at fixed rates of 7.4% and 7.5%. Also during the three months ended June 30,

2000, NetBank entered into reverse repurchase agreements totalling $226,700,000 and repaid agreements totaling $192,211,000 by June 30, 2000. Three reverse repurchase agreements remained outstanding as of June 30, 2000 for $10,000,000, $23,989,000, and $25,000,000, at interest rates of 6.95%, 6.62%, and 6.65%, respectively. In addition, during the three months ended June 30, 2000, NetBank repurchased $17,673,000 of its convertible subordinated notes outstanding for $13,229,000 in cash and recorded an extraordinary gain on early extinguishment of debt of $2,620,000, net of tax. Subsequent to June 30, 2000, NetBank repurchased an additional $8,405,000 of its convertible subordinated notes for $6,514,000 in cash and recorded an extraordinary gain on early extinguishment of debt of $1,108,000, net of tax. Borrowings as of June 30, 2000 are summarized as follows (in 000's):

                                                                STATED INTEREST
DESCRIPTION                         MATURITY DATE                    RATE              PRINCIPAL AMOUNT
-----------                  ---------------------------  ---------------------------  ----------------
Convertible Subordinated     June 1, 2004; Redeemable                4.75%                 $ 66,327
  Notes....................  until June 4, 2002
FHLB Advance...............  October 16, 2003; Subject               4.43%                   20,000
                             to early conversion or
                             termination option
                             October 16, 2000
FHLB Advance...............  February 18, 2009; Subject              4.64%                   25,000
                             to early conversion or
                             termination option
                             February 18, 2001
FHLB Advance...............  August 24, 2004; Subject to             6.03%                   50,000
                             early conversion or
                             termination option August
                             24, 2001
FHLB Advance...............  August 12, 2004; Subject to             6.02%                   25,000
                             early conversion or
                             termination option August
                             12, 2001
FHLB Advance...............  September 15, 2000            5.48%; Reprices quarterly         25,000
                                                          based on three-month LIBOR
                                                             minus 3 basis points
FHLB Advance...............  October 29, 2001                        6.47%                   44,000
FHLB Advance...............  November 4, 2004: Subject               5.92%                   30,000
                             to early conversion or
                             termination option
                             November 4, 2001
FHLB Advance...............  March 21, 2005; Subject to              6.58%                   35,000
                             early conversion or
                             termination option March
                             21, 2002
FHLB Advance...............  March 21, 2003                          7.17%                   35,000
FHLB Advance...............  June 27, 2005                           7.41%                   25,000
FHLB Advance...............  June 26, 2007                           7.50%                   25,000
Reverse Repurchase
  Agreement................  July 7, 2000                            6.95%                   10,000
Reverse Repurchase
  Agreement................  July 28, 2000                           6.62%                   23,989
Reverse Repurchase
  Agreement................  August 9, 2000                          6.65%                   25,000
                                                                                           --------
                                                          Total......................       464,316
                                                          Less unamortized                   (1,567)
                                                          discount...................
                                                                                           --------
                                                            Total debt...............      $462,749
                                                                                           ========

    All of these borrowings are secured by NetBank's investment securities or mortgage loans except for the convertible subordinated notes, which are unsecured.

5.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Basic and diluted net income per common and potential common share have been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common shares (in 000's except per share amounts). The effect of convertible debt securities outstanding has not been included as the assumed conversion of such securities would be anti-dilutive to earnings per share for the both the three and six months ended June 30, 2000 and 1999.

                                                                             2000
                                                            ---------------------------------------
                                                                NET
                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Three Months Ended June 30:
Basic EPS.................................................     $2,210         29,878        $0.07
Effect of dilutive securities-options to purchase common
  shares..................................................                       853
                                                               ------         ------        -----
Diluted EPS...............................................     $2,210         30,731        $0.07
                                                               ======         ======        =====
Six Months Ended June 30:
Basic EPS.................................................     $6,832         29,724        $0.23
Effect of dilutive securities-options to purchase common
  shares..................................................                       962
                                                               ------         ------        -----

Diluted EPS...............................................     $6,832         30,686        $0.22
                                                               ======         ======        =====

                                                                             1999
                                                            ---------------------------------------
                                                                NET
                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Three Months Ended June 30:
Basic EPS.................................................     $  768         26,917        $0.03
Effect of dilutive securities-options to purchase common
  shares..................................................                     1,128
                                                               ------         ------        -----
Diluted EPS...............................................     $  768         28,045        $0.03
                                                               ======         ======        =====
Six Months Ended June 30:
Basic EPS.................................................     $1,459         24,692        $0.06
Effect of dilutive securities-options to purchase common
  shares..................................................                     1,052
                                                               ------         ------        -----

Diluted EPS...............................................     $1,459         25,744        $0.06
                                                               ======         ======        =====

6.  SHAREHOLDERS' EQUITY

    During the three months ended June 30, 2000, NetBank began acquiring shares of its common stock in connection with a stock repurchase program announced in April 2000. That program authorizes NetBank to purchase up to one million common shares from time to time on the open market at price levels NetBank deems attractive. NetBank purchased 337,000 shares of its common stock during the three months ended June 30, 2000 at an aggregate cost of $3,373,000.

7.  STOCK OPTIONS

    NetBank has a 1996 Stock Incentive Plan (the "Plan") which provides that our employees, officers, directors, and consultants may be granted nonqualified and incentive stock options to purchase shares of common stock of NetBank, derivative securities related to the value of the common stock, or cash awards.

Currently, the total number of shares reserved for the Plan is 3,750,000. Stock option activity during the three months ended June 30, 2000 was as follows (in 000's except price per share amounts):

                                                                     EXERCISE PRICE
                                                 NUMBER OF OPTIONS     PER SHARE
                                                 -----------------   --------------
Balance-Beginning of Period....................        3,024          $ 0.40-53.33
  Granted......................................            5          $10.06-12.19
  Exercised....................................           --
  Terminated...................................           --
                                                       -----
Balance-End of Period..........................        3,029          $ 0.40-53.33
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

    GENERAL--NetBank, Inc. is a holding company that wholly owns NetBank, a federal savings bank. NetBank, Inc. was incorporated as a Georgia corporation on February 20, 1996. As of June 30, 2000, we had 104,275 deposit accounts and approximately $808.4 million in deposits.

    FINANCIAL CONDITION--Our assets were $1.5 billion at June 30, 2000 compared to $1.3 billion at December 31, 1999. The increase of $280.6 million from December 31, 1999 to June 30, 2000 was primarily the result of the investment of funds received from an increase in customer deposits of approximately
$154.5 million and an increase in other borrowed funds of $154.0 million. Both the increase in customer deposits and the increase in other borrowed funds were invested in loan receivables and investment securities that increased
$253.6 million and $11.3 million, respectively. The resulting interest income on these receivables and investments is being used to fund increased infrastructure and operating costs resulting from growth, as well as marketing expenditures to increase public awareness of the "NetBank-Registered Trademark-" brand name and our products and services.

    Total liabilities increased $270.5 million to $1.3 billion at June 30, 2000 from $1.0 billion at December 31, 1999 primarily due to the rapid growth of our deposit portfolio of $154.5 million as well as a $154.0 million increase in other borrowed funds. During the three months ended June 30, 2000, NetBank obtained six new advances from the Federal Home Loan Bank ("FHLB") totaling $150.0 million and paid off four FHLB advances totaling $125.0 million. Of the new advances obtained during the quarter, two were still outstanding as of June 30, 2000 for $25.0 million each at fixed rates of 7.4% and 7.5%. Also during the three months ended June 30, 2000, NetBank entered into reverse repurchase agreements totalling $226.7 million and repaid agreements totaling $192.2 million by June 30, 2000. Three reverse repurchase agreements remained outstanding as of June 30, 2000 for $10.0 million, $24.0 million, and $25.0 million, at interest rates of 6.95%, 6.62%, and 6.65%, respectively. In addition, during the three months ended June 30, 2000, NetBank repurchased
$17.7 million of its convertible subordinated notes outstanding for $13.2 million in cash and recorded an extraordinary gain on early extinguishment of debt of $2.6 million net of tax. Subsequent to June 30, 2000, NetBank repurchased an additional $8.4 million of its convertible subordinated notes for $6.5 million in cash and recorded an extraordinary gain on early extinguishment of debt of $1.1 million, net of tax.

    Total shareholders' equity increased $10.2 million from December 31, 1999 to June 30, 2000 primarily due to the issuance of $8.3 million of additional shares of common stock in conjunction with the repurchase of some of our convertible subordinated notes and the addition of earnings for the six months ended
June 30, 2000 which included a $7.1 million gain on early extinguishment of debt net of tax, offset by an increase in unrealized losses on our securities portfolio of $1.6 million due to changes in interest rates and the purchase of approximately 337,000 shares of common stock to be held in treasury at a cost of $3.4 million.

    LIQUIDITY AND CAPITAL RESOURCES--NetBank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financial activities. NetBank's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. NetBank invests excess funds in overnight deposits and other short-term interest-earning assets. NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. NetBank's available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, NetBank had availability under existing line of credit agreements totaling $136 million at June 30, 2000.

    NetBank is required by Office of Thrift Supervision regulations to maintain tangible capital equal to at least 1.5% of tangible assets, core capital equal to at least 3.0% of tangible assets, and total capital equal to at least 8.0% of risk-weighted assets. To be categorized as "well capitalized" under a prompt corrective action plan, NetBank must maintain minimum Tier I, core, and risk-based capital ratios of at least 6%, 5%, and 10%, respectively. NetBank exceeded such requirements with tangible, core, total risk-based, and Tier I capital ratios of 14.32%, 24.56%, 25.69%, and 14.32%, respectively, at June 30, 2000.

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

    The following table sets forth the interest rate sensitivity of our assets and liabilities as of June 30, 2000 (in 000's):

                                                      TERM TO REPRICING, REPAYMENT, OR MATURITY
                                          -----------------------------------------------------------------
                                                      OVER THREE       OVER ONE
                                          LESS THAN     MONTHS           YEAR       OVER FIVE
                                            THREE      THROUGH         THROUGH      YEARS AND
                                           MONTHS      ONE YEAR       FIVE YEARS   INSENSITIVE     TOTAL
                                          ---------   ----------      ----------   -----------   ----------
Interest-Earning Assets:
  Cash and cash equivalents.............  $  1,848     $     --        $     --      $     --    $    1,848
  Federal funds sold....................    11,854           --              --            --        11,854
  Investment securities.................    80,027       27,676         200,260       112,855       420,818
  Stock of Federal Home Loan Bank of
    Atlanta.............................    19,450           --              --            --        19,450
  Loan sale proceeds receivable.........     3,962           --              --            --         3,962
  Loans receivable......................   261,121      267,784         386,979       117,434     1,033,318
                                          --------     --------        --------      --------    ----------
    Total interest-earning assets.......   378,262      295,460         587,239       230,289     1,491,250
Non interest-earning assets.............        --           --              --        47,283        47,283
                                          --------     --------        --------      --------    ----------
Total assets............................  $378,262     $295,460        $587,239      $277,571    $1,538,532
                                          ========     ========        ========      ========    ==========
Interest-Bearing Liabilities:
  Interest-bearing deposits.............  $219,417     $479,226        $ 50,087      $ 57,196    $  805,926
  Convertible subordinated debt.........        --           --          64,760            --        64,760
  Other borrowed funds..................    83,989           --         264,000        50,000       397,989
                                          --------     --------        --------      --------    ----------
    Total interest-bearing
      liabilities.......................   303,406      479,226         378,847       107,196     1,268,675
Interest-free deposits..................                                                2,507         2,507
Other interest-free liabilities and
  equity................................        --           --              --       267,350       267,350
                                          --------     --------        --------      --------    ----------
    Total liabilities and equity........  $303,406     $479,226        $378,847      $377,053    $1,538,352
                                          ========     ========        ========      ========    ==========
Net interest rate sensitivity gap.......  $ 74,856     (183,766)       $208,392      $123,093    $  222,575
Cumulative gap..........................  $ 74,856     (108,910)       $ 99,482      $222,575
Net interest rate sensitivity gap as a
  percent of interest-earning assets....     19.79%      (62.20)%         35.49%        53.45%        14.93%
Cumulative gap as a percent of
  cumulative interest-earning assets....     19.79%      (16.17)%          7.89%        14.93%         0.00%

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

    NetBank measures interest rate risk based on Net Portfolio Value ("NPV") analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets. The board of directors manages NetBank's interest rate risk by establishing limits for the minimum acceptable NPV ratio over a series of hypothetical interest rate scenarios or "rate shocks". As of June 30, 2000, NetBank's estimated NPV ratios were well within these board approved limits. The following table sets forth the estimated percentage change in NetBank's NPV ratio as of June 30, 2000 assuming rate shocks of +300 to -300 basis points:

                         LIMITS AND CURRENT NPV RATIOS

                                  ESTIMATED
                   BOARD LIMITS    JUNE 30,
RATE SHOCK           (MINIMUM        2000
(IN BASIS POINTS)  NPV RATIOS)    NPV RATIOS
-----------------  ------------   ----------
+300                    9.00%        9.94%
+200                   10.00%       11.39%
+100                   11.00%       12.67%
Flat                   12.00%       13.66%
-100                   12.00%       14.27%
-200                   12.00%       14.34%
-300                   12.00%       14.20%

    A second statistic, called the "Sensitivity Measure," is determined by calculating the change in the NPV ratio from the flat rate shock, and the +200 rate shock. NetBank's Sensitiy Measure was 226 basis points as of June 30, 2000. The OTS classifies an institution with a combination of; 1) an NPV ratio of greater than 10%, and 2) a Sensitivity Measure less than 400 basis points, as having a "minimal level of interest rate risk". Thus, as of June 30, 2000, management believes that NetBank qualified as having a minimal level of interest rate risk.

    Computation of prospective effects of hypothetical rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

    INVESTMENT SECURITIES. The following tables set forth certain information relating to our available-for-sale securities at June 30, 2000 and December 31, 1999 (in 000's):

                                                                      JUNE 30, 2000
                                                   ----------------------------------------------------
                                                   AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED FAIR
                                                     COST        GAINS        LOSSES         VALUE
                                                   ---------   ----------   ----------   --------------
                                                                          GROSS
Collateralized mortgage obligations..............  $255,458       $190        $5,240        $250,408
U.S. government agencies.........................   162,363         80         2,349         160,094
Corporate bonds..................................     9,646         --             8           9,638
Habitat bonds and other..........................       678         --            --             678
                                                   --------       ----        ------        --------
    Total........................................  $428,145       $270        $7,597        $420,818
                                                   ========       ====        ======        ========

                                                                    DECEMBER 31, 1999
                                                   ----------------------------------------------------
                                                   AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED FAIR
                                                     COST        GAINS        LOSSES         VALUE
                                                   ---------   ----------   ----------   --------------
                                                                          GROSS
Collateralized mortgage obligations..............  $249,436    $      --      $3,399        $246,037
Unites States government agencies................   162,356           29       1,485         160,900
Corporate bonds..................................     9,639           --           1           9,638
Habitat bonds and other..........................       239           --          --             239
                                                   --------    ---------      ------        --------
                                                   $421,670    $      29      $4,885        $416,814
                                                   ========    =========      ======        ========

    LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio by type of loan as of June 30, 2000 and December 31, 1999 (in 000's):

                                                             JUNE 30, 2000          DECEMBER 31, 1999
                                                         ---------------------     -------------------
Residential mortgages..................................  $  697,513     66.8%      $480,470     61.0%
Home equity lines......................................     157,434     15.1        177,670     22.6
Leases.................................................      84,305      8.1         62,295      7.9
Commercial participations..............................      93,055      8.9         48,783      6.2
Construction...........................................       2,803      0.3         10,723      1.4
Consumer...............................................       6,500      0.6          4,183      0.5
Auto...................................................       1,872      0.2          3,211      0.4
                                                         ----------    -----       --------    -----
    Total..............................................   1,043,482    100.0%       787,335    100.0%
                                                                       =====                   =====
Less allowance for loan losses.........................      10,164                   7,597
                                                         ----------                --------
    Total..............................................  $1,033,318                $779,738
                                                         ==========                ========

    ASSET QUALITY AND NON-PERFORMING ASSETS--During the three months ended
June 30, 2000 and 1999, NetBank did not have any significant loans on non-accrual status, significant loans past due 90 days or more, or restructured loans.

    DEPOSITS. The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by us at June 30, 2000 and December 31, 1999 (in 000's):

                                                     JUNE 30, 2000                    DECEMBER 31, 1999
                                            --------------------------------   --------------------------------
                                                                    WEIGHTED                           WEIGHTED
                                                                    AVERAGE                            AVERAGE
                                                                    INTEREST                           INTEREST
                                             AMOUNT    PERCENTAGE     RATE      AMOUNT    PERCENTAGE     RATE
                                            --------   ----------   --------   --------   ----------   --------
Demand checking accounts..................  $  2,709        0.0%      N/A      $  3,739        0.6%       N/A
Interest bearing:
NOW accounts..............................    57,097        7.1      3.05%       38,590        5.9       3.05%
Money market..............................   227,649       28.3      6.00%      219,898       33.6       5.26%
Certificate of deposit under $100,000.....   443,221       54.9      7.25%      351,074       53.7       6.51%
Certificate of deposit over $100,000......    77,757        9.7      7.25%       40,600        6.2       6.51%
                                            --------      -----                --------      -----
    Total deposits........................  $808,433      100.0%               $653,901      100.0%
                                            ========      =====                ========      =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    GENERAL. Net income for the three months ended June 30, 2000 amounted to $2.2 million, an increase of $1.4 million compared to net income of $0.8 million for the three months ended June 30, 1999. The increase in net income was primarily the result of a $2.6 million extraordinary gain on the early extinguishment of $17.7 million of our convertible subordinated notes. A portion of this gain was reinvested in increased marketing and infrastructure expenses during the quarter to continue to fuel the growth of our deposit base and the recognition of our brand name.

    INTEREST INCOME. Interest income related to our loan and investment portfolio for the three months ended June 30, 2000 was $26.9 million compared to $10.4 million for the three months ended June 30, 1999. The increase in interest income was a result of the growth of our loan portfolio of $512.7 million from June 30, 1999 to June 30, 2000, compounded by an increase in the average yield on loans from 7.9% for the three months ended June 30, 1999 to 8.1% for the three months ended
June 30, 2000. In addition, the investment portfolio grew from $233.4 million at June 30, 1999 to $440.3 million at June 30, 2000. The yield on the investment portfolio was 6.3% for the three months ended June 30, 1999 as compared with 7.2% for the three months ended June 30, 2000.

    INTEREST EXPENSE. For the three months ended June 30, 2000, $11.0 million in interest expense on deposits was recorded compared to $4.8 million for the three months ended June 30, 1999 as a result of our increase in customer deposits from $415.5 million at June 30, 1999 to $808.4 million at June 30, 2000. In addition, the average interest rate paid on deposits increased from 5.2% for the three months ended June 30, 1999 to 5.7% for the three months ended June 30, 2000. Interest expense associated with other borrowed funds increased $6.2 million from $0.9 million for the three months ended June 30, 1999 to $7.1 million for the three months ended June 30, 2000 due to the addition of several new advances from the FHLB and borrowings under reverse repurchase agreements, offset by a reduction in interest expense associated with our convertible subordinated notes due to the repurchase of $48.7 million of the notes during the first six months of 2000.

    NET INTEREST INCOME. Net interest income is determined by our interest rate spread, which is the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $8.8 million for the three months ended June 30, 2000 compared to $4.7 million for the three months ended June 30, 1999. The increase in net interest income resulted from the increase in the amount of loans and deposits from June 30, 1999 to June 30, 2000.

    PROVISION FOR LOAN LOSSES. In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the three months ended June 30, 2000, we recorded $1.9 million as an addition to premiums related to allowance for loan losses for loans purchased during the quarter. In addition, we also recorded a provision for loan losses of $96,000 as compared with $55,000 recorded during the three months ended
June 30, 1999 due to a significant increase in our originated loan portfolio. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool by pool basis for our purchased portfolio and a loan by loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

    NON-INTEREST INCOME. For the three months ended June 30, 2000, we recorded approximately $0.5 million in loan and deposit service charges and fees compared to $0.2 million recorded during the three months ended June 30, 1999. The increase in non-interest income stems from the increase in both our loan and deposit portfolios.

    NON-INTEREST EXPENSES. Non-interest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Non-interest expense increased 166.9%, or $6.2 million, for the three months ended June 30, 2000 as compared with the three months ended June 30, 1999 as the number of customer accounts increased almost three-fold from 37,206 at June 30, 1999 to 104,275 at June 30, 2000. This increase in non-interest expense was primarily the result of increased marketing activities as we expanded our marketing programs to build public awareness of the NetBank-Registered Trademark- name and our products and services, as well as increased salaries and benefits, customer service, and data processing expense as additional employees and operational activities were added to support additional customers.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    GENERAL. Net income for the six months ended June 30, 2000 amounted to $6.8 million, an increase of $5.4 million compared to net income of $1.4 million for the six months ended June 30, 1999. The increase in net income was primarily the result of a $7.1 million extraordinary gain on the early extinguishment of $48.7 million of our convertible subordinated notes. A portion of this gain was reinvested in increased marketing and infrastructure expenses during the six months ended June 30, 2000 to continue to fuel the growth of our deposit base and the recognition of our brand name.

    INTEREST INCOME. Interest income related to our loan and investment portfolio for the six months ended June 30, 2000 was $50.7 million compared to $18.0 million for the six months ended June 30, 1999. The increase in interest income was a result of the growth of our loan portfolio of $512.7 million from June 30, 1999 to June 30, 2000, compounded by an increase in the average yield on loans from 7.8% for the six months ended June 30, 1999 to 8.0% for the six months ended June 30, 2000. In addition, the investment portfolio grew from $233.4 million at June 30, 1999 to $440.3 million at June 30, 2000. The yield on the investment portfolio was 6.3% for the six months ended June 30, 1999 as compared with 7.1% for the six months ended June 30, 2000.

    INTEREST EXPENSE. For the six months ended June 30, 2000, $20.5 million in interest expense on deposits was recorded compared to $8.9 million for the six months ended June 30, 1999 as a result of our increase in customer deposits from $415.5 million at June 30, 1999 to $808.4 million at June 30, 2000. In addition, the average interest rate paid on deposits increased from 5.2% for the six months ended June 30, 1999 to 5.6% for the six months ended June 30, 2000. Interest expense associated with other borrowed funds increased $11.0 million from $1.4 million for the six months ended June 30, 1999 to $12.4 million for the six months ended June 30, 2000 due to the addition of several new advances from the FHLB as well as interest expense paid on our convertible subordinated notes issued during June 1999 and interest paid on reverse repurchase agreements.

    NET INTEREST INCOME. Net interest income is determined by our interest rate spread, which is the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $17.8 million for the six months ended
June 30, 2000 compared to $7.7 million for the six months ended June 30, 1999. The increase in net interest income resulted from the increase in the amount of loans and deposits from June 30, 1999 to June 30, 2000.

    PROVISION FOR LOAN LOSSES. In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the six months ended June 30, 2000, we recorded $3.5 million as an addition to premiums related to allowance for loan losses for loans purchased during the period. In addition, we also recorded a provision for loan losses of $0.3 million as compared with $0.1 million recorded during the six months ended June 30, 1999 due to a significant increase in our originated loan portfolio. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool by pool basis for our purchased portfolio and a loan by loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

    NON-INTEREST INCOME. For the six months ended June 30, 2000, we recorded approximately $0.9 million in loan and deposit service charges and fees compared to $0.5 million recorded during the six months ended June 30, 1999. The increase in non-interest income stems from the increase in both our loan and deposit portfolios.

    NON-INTEREST EXPENSES. Non-interest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Non-interest expense increased 221.9%, or $13.0 million, for the six months ended June 30, 2000 as compared with the six months ended June 30, 1999 as the number of customer accounts increased almost three-fold from 37,206 at June 30, 1999 to 104,275 at June 30, 2000. This increase in non-interest expense was primarily the result of increased marketing activities as we expanded our marketing programs to build public awareness of the NetBank-Registered Trademark- name and our products and services, as well as increased salaries and benefits, customer service, and data processing expense as additional employees and operational activities were added to support additional customers.

SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    On April 27, 2000, NetBank, Inc. held its annual meeting of shareholders at which the following actions were taken:

ELECTION OF DIRECTORS FOR A TERM EXPIRING IN 2003             VOTES FOR    VOTES WITHELD
-------------------------------------------------             ----------   -------------
Robin C. Kelton.............................................  18,986,013     1,958,974
Thomas H. Muller, Jr........................................  18,986,593     1,958,394
Donald S. Shapleigh, Jr.....................................  18,985,637     1,959,350
J. Joe Ricketts.............................................  18,986,656     1,958,331

                                             VOTES FOR    VOTES AGAINST   ABSTENTIONS   BROKER NON-VOTES
                                             ----------   -------------   -----------   ----------------
Ratification of Deloitte & Touche LLP
  as Independent Auditors..................  20,884,318      31,207          29,642            --

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

                             NETBANK, INC.
                             By:

                                                Laura P. Moon

                                          CHIEF ACCOUNTING OFFICER

Dated: August 11, 2000