Form 10-Q
period 2000-09-30
NETBANK INC
filed 2000-11-14
CIK 1035826

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15()
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000	Commission File No. 0-22361

NETBANK, INC.
(Exact name of registrant as specified in its charter)

Georgia (State of incorporation)	58-2224352 (IRS Employer Identification No.)
11475 Great Oaks Way Suite 100 Alpharetta, Georgia (Address of principal executive offices)	30022 (Zip Code)

Registrant's telephone number, including area code: (770) 343-6006

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15() of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding At November 10, 2000
Common Stock, par value $.01	29,631,640

NETBANK, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETBANK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in 000's except share amounts)

	September 30, 2000	December 31, 1999
ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,491	$5,265
Federal funds sold	—	8,378

Total cash and cash equivalents	5,491	13,643
Investment securities available for sale—At fair value (amortized cost of $408,772 and $421,670, respectively)	404,024	416,814
Stock of Federal Home Loan Bank of Atlanta—At cost	22,950	12,200
Loans receivable—Net of allowance for loan losses of $12,540 and $7,597	1,215,564	779,738
Accrued interest receivable	9,375	7,349
Furniture and equipment—Net	7,940	5,502
Deferred income taxes	2,843	2,881
Loan sales proceeds receivable	4,542	6,165
Other assets	28,394	13,593

Total assets	$1,701,123	$1,257,885

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$909,261	$653,901
Other borrowed funds	461,141	244,000
Convertible subordinated debt	56,643	111,935
Accrued interest payable	18,002	8,517
Accounts payable and accrued liabilities	5,059	1,111

Total liabilities	1,450,106	1,019,464
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par (10,000,000 shares authorized, none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 30,012,440 and 29,413,121 shares issued and outstanding, respectively)	300	294
Additional paid-in capital	251,578	243,236
Retained earnings (deficit)	5,648	(1,905)
Accumulated other comprehensive loss, net of tax	(3,136)	(3,204)
Treasury stock, at cost (336,800 shares)	(3,373)	—

Total shareholders' equity	251,017	238,421

Total liabilities and shareholders' equity	$1,701,123	$1,257,885

See notes to condensed consolidated financial statements.

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000's except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Interest income:
Loans	$22,268	$11,497	$57,361	$25,214
Investment securities	8,304	4,373	23,505	7,286
Short-term investments	176	453	543	1,802

Total interest income:	30,748	16,323	81,409	34,302
Interest expense:
Deposits	13,428	6,115	33,931	14,984
Other borrowed funds	8,211	2,751	20,592	4,171

Total interest expense	21,639	8,866	54,523	19,155

Net interest income	9,109	7,457	26,886	15,147
Provision for (recovery of) loan losses	(11)	2	267	107

Net interest income after provision for loan losses	9,120	7,455	26,619	15,040
Non-interest income-Service charges and fees	1,044	311	1,916	789
Non-interest expense:
Salaries and benefits	1,588	876	4,596	2,131
Customer service	3,088	1,321	7,512	2,863
Marketing	3,187	2,571	10,041	3,799
Data processing	868	369	2,050	832
Depreciation and amortization	695	338	1,784	690
Office expenses	255	122	584	308
Occupancy	172	98	529	173
Travel and entertainment	249	66	593	118
Other	624	302	1,875	1,002

Total non-interest expense	10,726	6,063	29,564	11,916

Income (loss) before income taxes and extraordinary gain	(562)	1,703	(1,029)	3,913
Income tax (expense) benefit	192	(579)	350	(1,330)

Income (loss) before extraordinary gain	(370)	1,124	(679)	2,583
Extraordinary gain on early extinguishment of debt, net of tax	1,091	—	8,232	—

Net income	$721	$1,124	$7,553	$2,583

Income (loss) before extraordinary gain per common and potential common share outstanding:
Basic	$(0.01)	$0.04	$(0.02)	$0.10
Diluted	$(0.01)	$0.04	$(0.02)	$0.09
Net income per common and potential common share outstanding:
Basic	$0.02	$0.04	$0.25	$0.10
Diluted	$0.02	$0.04	$0.25	$0.09
Weighted average common and potential common shares outstanding:
Basic	29,672	29,346	29,706	26,229
Diluted	30,526	30,353	30,652	27,260

See notes to condensed consolidated financial statements.

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in 000's)

	Common Shares	Common Stock ($.01 par)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Total
Balance—December 31, 1999	29,413	$294	$243,236	$(1,905)	$(3,204)	$—	$238,421
Comprehensive income:
Net income for nine months ended September 30, 2000	—	—	—	7,553	—	—	7,553
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	68	—	68

Comprehensive income							7,621
Issuance of common stock in connection with repurchase of convertible subordinated notes	595	6	8,336	—	—	—	8,342
Purchase of 336,800 shares of common stock	—	—	—	—	—	(3,373)	(3,373)
Issuance of stock options	4		6				6

Balance—September 30, 2000	30,012	$300	$251,578	$5,648	$(3,136)	$(3,373)	$251,017

See notes to condensed consolidated financial statements.

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000's)

	Nine Months Ended September 30,
	2000	1999
Operating activities:
Net income	$7,553	$2,583
Adjustments to reconcile net income to net cash used in operating activities:
Net accretion of discounts on investment securities	(905)	(41)
Amortization of premiums on purchased loans	6,591	3,642
Provision for loan losses	267	107
Depreciation and amortization	1,784	669
Extraordinary gain on debt extinguishment	(12,473)	—
Amortization of debt discount	1,786	213
Changes in assets and liabilities which provide (use) cash:
Increase in accrued interest receivable	(2,026)	(5,096)
Increase in other assets	(14,763)	(6,776)
Loans originated for sale	(61,438)	(217,014)
Proceeds from sale of loans	63,061	223,710
Increase in accrued interest payable	9,485	1,622
Increase in accounts payable and accrued liabilities	3,948	3,065

Net cash provided by operating activities	2,870	6,684

Investing activities:
Purchases of securities available for sale	(97,234)	(281,755)
Sales and calls of securities	48,716	—
Purchase of Federal Home Loan Bank stock	(10,750)	(5,250)
Principal repayments on investment securities	62,281	11,179
Origination and purchase of loans	(611,994)	(479,736)
Principal payments on loans	169,310	110,959
Capital expenditures	(4,222)	(3,687)

Net cash used in investing activities	(443,893)	(648,290)

Financing activities:
Increase in deposits	255,360	202,578
Net proceeds from the issuance of common stock	8,348	200,066
Proceeds from other borrowed funds	1,004,841	175,000
Repayments of other borrowed funds	(787,700)	(52,000)
Issuance of convertible subordinated notes	—	111,550
Repurchase of convertible subordinated notes	(44,605)	—
Purchase of treasury stock at cost	(3,373)	(497)

Net cash provided by financing activities	432,871	636,697

Net decrease in cash and cash equivalents	(8,152)	(4,909)
Cash and cash equivalents:
Beginning of period	13,643	12,460

End of period	$5,491	$7,551
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$45,037	$17,533
Cash paid during the period for income taxes	$1,378	$103
Non-cash financing activity:
Issuance of common stock for repurchase of convertible subordinated notes	$8,342	$—

See notes to condensed consolidated financial statements.

NETBANK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    NetBank, Inc. is a holding company that wholly owns "NetBank", a federal savings bank and NetBank Partners, LLC, a partnership involved in strategic partnering opportunities.

    In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in NetBank's Form 10-K filed with the SEC for the year ended December 31, 1999 and NetBank's Form 10-Qs for the quarters ended March 31, 2000 and June 30, 2000. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 1999 amounts have been reclassified for comparability with 2000 amounts.

2. ACCOUNTING POLICIES

    Reference is made to the accounting policies of NetBank described in the notes to financial statements contained in NetBank's Form 10-K for the year ended December 31, 1999. The Company has followed those policies in preparing this report.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on NetBank's consolidated results of operations, financial position or cash flows.

3. LOANS

    During the three months ended September 30, 2000, NetBank purchased the following loan pools (in 000's):

Types of Loans Purchased	Principal Amount	Premium Amount	Range of Stated Interest Rates
Home equity line of credits	$109,402	$6,222	8.3%
Fixed second mortgages	69,031	2,582	10.7%
Commercial participations	40,162	—	9.1-9.3%
Leases	20,744	—	11.2%

Total	$239,339	$8,804

    An analysis of the allowance for loan losses for the three months ended September 30, 2000 follows (in 000's):

Balance—beginning of period	$10,164
Allowance recorded in connection with purchase of loan pools	2,729
Provision for (recovery of) loan losses	(11)
Loans charged off, net of recoveries	(342)

Balance—end of period	$12,540

4. BORROWINGS

    During the three months ended September 30, 2000, NetBank obtained seven new advances from the Federal Home Loan Bank ("FHLB") totaling $265,000,000 and paid off three FHLB advances totaling $145,000,000. Of the new advances obtained during the quarter, five totaling $145,000,000 were still outstanding as of September 30, 2000 at fixed rates ranging from 6.6% to 6.7%. Also during the three months ended September 30, 2000, NetBank entered into reverse repurchase agreements totalling $207,000,000 and repaid agreements totaling $266,000,000 by September 30, 2000. No reverse repurchase agreements remained outstanding as of September 30, 2000. In addition, during the three months ended September 30, 2000, NetBank repurchased $8,405,000 of its convertible subordinated notes outstanding for $6,565,000 in cash and recorded an extraordinary gain on early extinguishment of debt of $1,091,000, net of tax. A summary of borrowings, grouped by year of maturity, as of September 30, 2000 follows (in 000's):

Type of Borrowing	Year of Maturity	Range of Stated Interest Rates	Principal Amount
Federal Funds Purchased	Overnight		$2,141
FHLB Advances	2000	6.67-6.68%	70,000
FHLB Advances	2001	6.47-6.74%	94,000
FHLB Advances	2003	4.43-7.17%	80,000
Convertible Subordinated Notes	2004	4.75%	57,922
FHLB Advances	2004	5.92-6.03%	105,000
FHLB Advances	2005	6.58-7.41%	60,000
FHLB Advances	2007	7.50%	25,000
FHLB Advances	2009	4.64%	25,000

	Total		519,063
	Less unamortized discount		(1,279)

	Total debt		$517,784

    All of these borrowings are secured by NetBank's investment securities or mortgage loans except for the convertible subordinated notes, which are unsecured.

5. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Basic and diluted net income per common and potential common share have been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common shares (in 000's except per share amounts). The effect of convertible debt securities outstanding has not been included as the assumed conversion of such securities would be anti-dilutive to earnings per share for the both the three and nine months ended September 30, 2000 and 1999.

	2000
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30:
Basic EPS	$721	29,672	$0.02
Effect of dilutive securities—options to purchase common shares		854

Diluted EPS	$721	30,526	$0.02

Nine Months Ended September 30:
Basic EPS	$7,553	29,706	$0.25
Effect of dilutive securities—options to purchase common shares		946

Diluted EPS	$7,553	30,652	$0.25

	1999
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30:
Basic EPS	$1,124	29,346	$0.04
Effect of dilutive securities—options to purchase common shares		1,007

Diluted EPS	$1,124	30,353	$0.04

Nine Months Ended September 30:
Basic EPS	$2,583	26,229	$0.10
Effect of dilutive securities—options to purchase common shares		1,031

Diluted EPS	$2,583	27,260	$0.09

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

    General—NetBank, Inc. is a holding company that wholly owns NetBank, a federal savings bank and NetBank Partners, LLC, a partnership involved in strategic partnering opportunities. NetBank, Inc. was incorporated as a Georgia corporation on February 20, 1996. As of September 30, 2000, we had 133,000 deposit accounts and approximately $909.3 million in deposits.

    Financial Condition—Our assets were $1.7 billion at September 30, 2000 compared to $1.3 billion at December 31, 1999. The increase of $443.2 million from December 31, 1999 to September 30, 2000 was primarily the result of the investment of funds received from an increase in customer deposits of approximately $255.4 million and an increase in other borrowed funds of $217.1 million. Both the increase in customer deposits and the increase in other borrowed funds were invested in loan receivables that increased $435.8 million. The resulting interest income on these receivables and investments is being used to fund increased infrastructure and operating costs resulting from growth, as well as marketing expenditures to increase public awareness of the "NetBank®" brand name and our products and services.

    Total liabilities increased $430.6 million to $1.5 billion at September 30, 2000 from $1.0 billion at December 31, 1999 primarily due to the rapid growth of our deposit portfolio of $255.4 million as well as a $217.1 million increase in other borrowed funds. During the three months ended September 30, 2000, NetBank obtained seven new advances from the Federal Home Loan Bank ("FHLB") totaling $265 million and paid off three FHLB advances totaling $145 million. Of the new advances obtained during the quarter, five totaling $145 million were still outstanding as of September 30, 2000 at fixed rates ranging from 6.6% to 6.7%. Also during the three months ended September 30, 2000, NetBank entered into reverse repurchase agreements totalling $207 million and repaid agreements totaling $266 million by September 30, 2000. No reverse repurchase agreements remained outstanding as of September 30, 2000. In addition, during the three months ended September 30, 2000, NetBank repurchased $8.4 million of its convertible subordinated notes outstanding for $6.6 million in cash and recorded an extraordinary gain on early extinguishment of debt of $1.1 million, net of tax.

    Total shareholders' equity increased $12.6 million from December 31, 1999 to September 30, 2000 primarily due to the issuance of $8.3 million of additional shares of common stock in conjunction with the repurchase of some of our convertible subordinated notes and the addition of earnings for the nine months ended September 30, 2000 which included a $8.2 million gain on early extinguishment of debt net of tax, offset by the purchase of approximately 337,000 shares of common stock to be held in treasury at a cost of $3.4 million.

    Liquidity and Capital Resources—NetBank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financial activities. NetBank's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. NetBank invests excess funds in overnight deposits and other short-term interest-earning assets. NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. NetBank's available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, NetBank had availability under existing line of credit agreements totaling $188.0 million at September 30, 2000.

    NetBank is required by Office of Thrift Supervision regulations to maintain tangible capital equal to at least 1.5% of tangible assets, core capital equal to at least 3.0% of tangible assets, and total capital equal to at least 8.0% of risk-weighted assets. To be categorized as "well capitalized" under a prompt corrective action plan, NetBank must maintain minimum Tier I, core, and total risk-based capital ratios of at least 6%, 5%, and 10%, respectively. NetBank exceeded such requirements with tangible, Tier I, core, and total risk-based capital ratios of 12.97%, 20.08%, 12.97%, and 21.22%, respectively, at September 30, 2000.

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

    The following table sets forth the interest rate sensitivity of our assets and liabilities as of September 30, 2000 (in 000's):

	Term to Repricing, Repayment, or Maturity
	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years And Insensitive	Total
Interest-Earning Assets:
Cash and cash equivalents	$5,491	$—	$—	$—	$5,491
Federal funds sold	—	—	—	—	—
Investment securities	72,105	35,372	199,840	96,707	404,024
Stock of Federal Home Loan Bank of Atlanta	22,950	—	—	—	22,950
Loan sale proceeds receivable	4,542	—	—	—	4,542
Loans receivable	404,111	312,492	445,268	53,693	1,215,564
Total interest-earning assets	509,199	347,864	645,108	150,400	1,652,571
Non interest-earning assets	—	—	—	48,552	48,552

Total assets	$509,199	$347,864	$645,108	$198,952	$1,701,123

Interest-Bearing Liabilities:
Interest-bearing deposits	$319,759	$459,956	$61,366	$65,046	$906,127
Convertible subordinated debt	—	—	56,643	—	56,643
Other borrowed funds	117,141	75,000	244,000	25,000	461,141
Total interest-bearing liabilities	436,900	534,956	362,009	90,046	1,423,911
Interest-free deposits	—	—	—	3,134	3,134
Other interest-free liabilities and equity	—	—	—	274,078	274,078

Total liabilities and equity	$436,900	$534,956	$362,009	$367,258	$1,701,123

Net interest rate sensitivity gap	$72,298	$(187,092)	$283,099	$60,355	$228,661
Cumulative gap	$72,298	$(114,793)	$168,306	$228,661
Net interest rate sensitivity gap as a percent of interest-earning assets	14.20%	(53.78)%	43.88%	40.13%	13.84%
Cumulative gap as a percent of cumulative interest- earning assets

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

    NetBank measures interest rate risk based on Net Portfolio Value ("NPV") analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets. The board of directors manages NetBank's interest rate risk by establishing limits for the minimum acceptable NPV ratio over a series of hypothetical interest rate scenarios or "rate shocks". As of September 30, 2000, NetBank's estimated NPV ratios were well within these board approved limits. The following table sets forth the estimated percentage change in NetBank's NPV ratio as of September 30, 2000 assuming rate shocks of +300 to -300 basis points:

Limits and Current NPV Ratios

Rate Shock (in basis points)	Board Limits (Minimum NPV Ratios)	Estimated September 30, 2000 NPV Ratios
+300	6.00%	8.96%
+200	8.00%	10.36%
+100	9.00%	11.59%
Flat	10.00%	12.49%
-100	10.00%	13.02%
-200	10.00%	13.20%
-300	10.00%	13.26%

    Computation of prospective effects of hypothetical rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

    Investment Securities.  The following tables set forth certain information relating to our available-for-sale securities at September 30, 2000 and December 31, 1999 (in 000's):

	September 30, 2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	Gross
Mortgage backed securities	$261,090	$351	$3,637	$257,804
U.S. government agencies	137,366	—	1,451	135,915
Corporate bonds	9,649	—	11	9,638
Habitat bonds and other	667	—	—	667

Total	$408,772	$351	$5,099	$404,024

	December 31, 1999
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	Gross
Collateralized mortgage obligations	$249,436	$—	$3,399	$246,037
Unites States government agencies	162,356	29	1,485	160,900
Corporate bonds	9,639	—	1	9,638
Habitat bonds and other	239	—	—	239

Total	$421,670	$29	$4,885	$416,814

    Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan as of September 30, 2000 and December 31, 1999 (in 000's):

	September 30, 2000		December 31, 1999
Residential mortgages	$728,149	59.3%	$480,470	61.0%
Home equity lines	258,314	21.0	177,670	22.6
Commercial participations	134,749	11.0	48,783	6.2
Leases	101,118	8.2	62,295	7.9
Consumer	3,083	0.3	4,183	0.5
Construction	1,298	0.1	10,723	1.4
Auto	1,393	0.1	3,211	0.4

Total	1,228,104	100.0%	787,335	100.0%
Less allowance for loan losses	12,540		7,597

Total	$1,215,564		$779,738

    Asset Quality and Non-performing Assets—During the three months ended September 30, 2000 and 1999, NetBank did not have any significant loans on non-accrual status, significant loans past due 90 days or more, or restructured loans.

    Deposits.  The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by us at September 30, 2000 and December 31, 1999 (in 000's):

	September 30, 2000			December 31, 1999
	Amount	Percentage	Weighted Average Interest Rate	Amount	Percentage	Weighted Average Interest Rate
Demand checking accounts	$3,134	0.3%	N/A	$3,739	0.6%	N/A
Interest bearing:
NOW accounts	61,912	6.8	3.05%	38,590	5.9	3.05%
Money market	246,151	27.1	6.00%	219,898	33.6	5.26%
Certificate of deposit under $100,000	546,864	60.1	7.10%	351,074	53.7	6.51%
Certificate of deposit over $100,000	51,200	5.6	7.00%	40,600	6.2	6.51%

Total deposits	$909,261	100.0%		$653,901	100.0%

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

    General.  Net income for the three months ended September 30, 2000 amounted to $0.7 million, a decrease of $0.4 million compared to net income of $1.1 million for the three months ended September 30, 1999. The decrease in net income was primarily the result of a planned increase in operating expenses associated with building the infrastructure to support the almost three-fold increase in our deposit accounts since September 30, 1999 as well as a decrease in interest margin associated with increased deposit and borrowing rates, offset by a $1.1 million extraordinary gain on the early extinguishment of $8.4 million of our convertible subordinated notes.

    Interest Income.  Interest income related to our loan and investment portfolio for the three months ended September 30, 2000 was $30.7 million compared to $16.3 million for the three months ended September 30, 1999. The increase in interest income was a result of the growth of our loan portfolio of $573.3 million from September 30, 1999 to September 30, 2000 offset by a slight decrease in the average yield on loans from 7.9% for the three months ended September 30, 1999 to 7.8% for the three months ended September 30, 2000. In addition, the investment portfolio grew from $326.6 million at September 30, 1999 to $404.0 million at September 30, 2000. The yield on the investment portfolio was 6.4% for the three months ended September 30, 1999 as compared with 7.3% for the three months ended September 30, 2000.

    Interest Expense.  For the three months ended September 30, 2000, $13.4 million in interest expense on deposits was recorded compared to $6.1 million for the three months ended September 30, 1999 as a result of our increase in customer deposits from $486.2 million at September 30, 1999 to $909.3 million at September 30, 2000. In addition, the average interest rate paid on deposits increased from 5.4% for the three months ended September 30, 1999 to 6.2% for the three months ended September 30, 2000. Interest expense associated with other borrowed funds increased $5.5 million from $2.8 million for the three months ended September 30, 1999 to $8.2 million for the three months ended September 30, 2000 due to the addition of new advances from the FHLB and borrowings under reverse repurchase agreements, offset by a reduction in interest expense associated with our convertible subordinated notes due to the repurchase of $57.1 million of the notes during the first nine months of 2000.

    Net Interest Income.  Net interest income is determined by our interest rate spread, which is the difference between the yields earned on our interest-earning assets and the rates paid on our interest- bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $9.1 million for the three months ended September 30, 2000 compared to $7.5 million for the three months ended September 30, 1999. The increase in net interest income resulted from the increase in the amount of loans and deposits from September 30, 1999 to September 30, 2000.

    Provision for Loan Losses.  In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the three months ended September 30, 2000, we recorded $2.7 million as an addition to premiums related to allowance for loan losses for loans purchased during the quarter. In addition, we also recorded an $11,000 net recovery as compared with a $2,000 provision for loan losses during the three months ended September 30, 1999 due several large recoveries on loans previously charged off during the quarter. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool by pool basis for our purchased portfolio and a loan by loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

    Non-interest Income.  For the three months ended September 30, 2000, we recorded approximately $1.0 million in non interest income primarily related to loan and deposit service charges and fees compared to $0.3 million recorded during the three months ended September 30, 1999. The increase in non-interest income stems from the increase in both our loan and deposit portfolios.

    Non-interest Expenses.  Non-interest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Non-interest expense increased 76.9%, or $4.7 million, for the three months ended September 30, 2000 as compared with the three months ended September 30, 1999 as the number of customer accounts increased almost three-fold from 50,000 at September 30, 1999 to 133,000 at September 30, 2000. This increase in non-interest expense was primarily the result of increased salaries and benefits, customer service, and data processing expense as additional employees and operational activities were added to support additional customers, as well as increased marketing activities as we expanded our marketing programs to build public awareness of the NetBank® name and our products and services.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

    General.  Net income for the nine months ended September 30, 2000 amounted to $7.6 million, an increase of $5.0 million compared to net income of $2.6 million for the nine months ended September 30, 1999. The increase in net income was primarily the result of a $8.2 million extraordinary gain on the early extinguishment of $57.1 million of our convertible subordinated notes. A portion of this gain was reinvested in increased marketing and infrastructure expenses during the nine months ended September 30, 2000 to continue to fuel the growth of our deposit base and the recognition of our brand name.

    Interest Income.  Interest income related to our loan and investment portfolio for the nine months ended September 30, 2000 was $81.4 million compared to $34.3 million for the nine months ended September 30, 1999. The increase in interest income was a result of the growth of our loan portfolio of $573.3 million from September 30, 1999 to September 30, 2000. The average yield on loans remained constant at 7.2% for both the nine months ended September 30, 1999 and 2000. In addition, the investment portfolio grew from $326.6 million at September 30, 1999 to $404.0 million at September 30, 2000. The yield on the investment portfolio was 5.0% for the nine months ended September 30, 1999 as compared with 7.2% for the nine months ended September 30, 2000.

    Interest Expense.  For the nine months ended September 30, 2000, $33.9 million in interest expense on deposits was recorded compared to $15.0 million for the nine months ended September 30, 1999 as a result of our increase in customer deposits from $486.2 million at September 30, 1999 to $909.3 million at September 30, 2000. In addition, the average interest rate paid on deposits increased 11.0% from 5.3% for the nine months ended September 30, 1999 to 5.9% for the nine months ended September 30, 2000. Interest expense associated with other borrowed funds increased $16.4 million, from $4.2 million for the nine months ended September 30, 1999 to $20.6 million for the nine months ended September 30, 2000 due to the addition of several new advances from the FHLB as well as interest expense paid on our convertible subordinated notes issued during June 1999 and interest paid on reverse repurchase agreements.

    Net Interest Income.  Net interest income is determined by our interest rate spread, which is the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $26.9 million for the nine months ended September 30, 2000 compared to $15.1 million for the nine months ended September 30, 1999. The increase in net interest income resulted from the increase in the amount of loans and deposits from September 30, 1999 to September 30, 2000.

    Provision for Loan Losses.  In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the nine months ended September 30, 2000, we recorded $6.2 million as an addition to premiums related to allowance for loan losses for loans purchased during the period. In addition, we also recorded a provision for loan losses of $0.3 million as compared with $0.1 million recorded during the nine months ended September 30, 1999 due to an increase in our originated loan portfolio. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool by pool basis for our purchased portfolio and a loan by loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

    Non-interest Income.  For the nine months ended September 30, 2000, we recorded approximately $1.9 million in loan and deposit service charges and fees compared to $0.8 million recorded during the nine months ended September 30, 1999. The increase in non-interest income stems from the increase in both our loan and deposit portfolios.

    Non-interest Expenses.  Non-interest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Non-interest expense increased 148.1%, or $17.6 million, for the nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999 as the number of customer accounts increased almost three-fold from 54,000 at September 30, 1999 to 133,000 at September 30, 2000. This increase in non-interest expense was primarily the result of increased marketing activities as we expanded our marketing programs to build public awareness of the NetBank® name and our products and services, as well as increased salaries and benefits, customer service, and data processing expense as additional employees and operational activities were added to support additional customers.

EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

27.1
FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

(b)
No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.
By:	/s/ LAURA P. MOON Laura P. Moon Chief Accounting Officer

Dated: November 14, 2000

QuickLinks

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934
NETBANK, INC. INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NETBANK, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Limits and Current NPV Ratios
SIGNATURE