Form 10-K405
period 2000-12-31
NETBANK INC
filed 2001-03-28
CIK 1035826

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2000                OR

/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 0-22361

NetBank, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Georgia (State of incorporation)	58-2224352 (IRS Employer Identification No.)
11475 Great Oaks Way Alpharetta, Georgia (Address of principal executive offices)	30022 (zip code)

(770) 343-6006
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
Preferred Share Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /x/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of such common equity as of March 22, 2001: $215,425,238.

    Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,723,365 shares of Common Stock at March 22, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Part II.

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 26, 2001, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Overview

    NetBank, Inc. is a bank holding company that wholly owns the outstanding stock of NetBank, a federal savings bank and NetBank Partners, LLC, a partnership involved in strategic partnering opportunities. As NetBank Partners, LLC, was incorporated in September 2000 and has incurred only organizational and startup expenses to date, the following discussion pertains to NetBank and NetBank, Inc., (jointly, "NetBank") only. NetBank is the largest federally-insured bank operating exclusively on the Internet. Our mission is to profitably provide a broad range of banking and financial services to the growing number of Internet users. Our low cost branchless business model allowed us to attain profitability within a year of acquiring our bank charter and to remain profitable while passing along our operating cost savings to customers in the form of attractive interest rates and low fees.

    Our unique, Internet-based operating strategy has allowed us to experience rapid growth. During 2000, our customer accounts grew from 66,000 to 162,000; deposits grew from $653.9 million to $980.8 million; and total assets grew from $1.3 billion to $1.8 billion. During 2000, we added an average of 8,000 net customer accounts per month.

    We offer a broad array of products and services that customers would typically expect from a traditional bank including checking and money market accounts, certificates of deposit, Individual Retirement Accounts ("IRA's"), debit cards, credit cards, mortgage loans, securities brokerage services, and home equity lines as well as some innovative services specifically designed to leverage our internet capabilities- electronic bill payment and presentment, online safe deposit box, wireless account access, and account consolidation services. Now that we have introduced a full array of both traditional and innovative on-line services, we plan spend 2001 focusing on enhancements to these existing services and on making our existing products, services and systems more efficient so that customers can serve themselves from any access point, at any time. In addition, we will continue to explore affinity alliances and targeted marketing opportunities that propel customers to NetBank in a cost-effective manner. Our plan is to make NetBank the dominant brand for Internet financial services.

The NetBank Solution

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

    Our customer demographics parallel those of the general Internet population and illustrate our appeal to households with relatively high incomes. According to Experian's Insource consumer database, as of December 31, 2000, our customers had an average age of 40 and a median annual household income in excess of $50,000. We are ideally positioned to participate in the rapid growth of the Internet and on-line banking based on our:

  •
  Attractive Interest Rates and Low Fees. Our operating costs are generally lower than those of traditional "bricks and mortar" banks because we do not require a traditional branch network to generate deposits and conduct operations. We pass our savings in operating costs on to customers by offering attractive interest rates and low fees in order to generate deposits without sacrificing profit margins. We believe our unique business model differentiates NetBank from traditional banks offering Internet banking services because traditional banks frequently offset the incremental expense of their Internet banking services by charging additional fees or imposing minimum account balances.

  •
  Convenience and Ease of Access. We believe we provide customers with a higher level of convenience than can be achieved in a traditional bank branch or through PC-based home banking. The Internet allows our customers to conduct banking activities on a real-time, 7-day-a-week, 24-hour-a-day basis from any PC, wherever located, using a secure Web browser. In addition, our Web site is designed to be user-friendly and to expedite customer transactions with NetBank.

  •
  Broad Selection of Products and Services. We offer a broad array of products and services that customers would typically expect from a traditional bank including checking and money market accounts, certificates of deposit, IRA's, debit cards, credit cards, mortgage loans, securities brokerage services, and home equity lines as well as some innovative services specifically designed to leverage our internet capabilities- electronic bill payment and presentment, online safe deposit box, wireless account access, and account consolidation services. Now that we have introduced a full array of both traditional and innovative on-line services, we plan to spend the year 2001 focusing on enhancements to these existing services and on making our existing products, services and systems more efficient so that customers can serve themselves from any access point, at any time. In addition, we will continue to explore affinity alliances and targeted marketing opportunities that propel customers to NetBank in a cost-effective manner and add additional services for our customers.

  •
  High-Quality Service and Customer Satisfaction. We continually seek ways to enhance customer satisfaction. During 2000, we launched NetBank eCare, which includes a full complement of helpful and easy-to-use customer services. In an effort to serve the needs of our customers, we offer services such as electronic bill payment and presentment and ATM cards without service charges. In addition, during 2000, we entered into a significant partnership with the MAC ATM network which allows remote deposit-taking through approximately 18,000 of their 60,000 ATM terminals. We also emphasize responsive, courteous customer service and utilize a fully-trained, dedicated staff who respond to inquiries from existing and potential customers and process new accounts. Our customers can access account data and information regarding products and services 24 hours a day and can reach our customer service representatives by telephone, e-mail, or on-line chat. We strive for the highest level of customer satisfaction and believe the significant growth in our customer base illustrates our ability to meet our customers' needs.

  •
  Advanced Security. A significant barrier to on-line financial transactions has been the secure transmission of confidential information over public networks. We use sophisticated technology to provide what we believe to be among the most advanced security measures currently available in the Internet banking industry. All banking transactions are encrypted and all transactions are routed from the Internet server through a "firewall" that limits access to the NetBank server. Our systems automatically detect attempts by third parties to access other users' accounts and feature a high degree of physical security, secure modem access, service continuity and transaction monitoring.

Growth Strategy

    Our objective is to become the leading provider of a full range of on-line financial services. We intend to accomplish this objective by implementing the following strategies:

  •
  Leverage Low Cost Structure. Our operating costs are generally lower than those of traditional "bricks and mortar" banks because we do not require a traditional branch network to generate deposits and conduct operations. This is demonstrated by our low ratio of 2000 non-interest expenses to average earning assets of 2.7% compared to 3.8% for commercial banks with

    $1.0 billion to $10.0 billion in assets, as reported by the FDIC Institution Directory. Excluding marketing costs, our ratio of 2000 non-interest expenses to average earning assets was 1.9%. Additionally, our ratio of total assets per full-time equivalent employee was $18.2 million as of December 31, 2000 compared to $3.3 million for commercial banks with $1.0 billion to $10.0 billion in assets, based on data provided by the FDIC Institution Directory. We pass our operating cost savings on to customers by offering more attractive interest rates on deposit accounts and lower fees than those offered generally by traditional banks. We believe this strategy attracts deposits without sacrificing profit margins. We intend to continue to leverage the fixed-cost aspect of our branchless business model to enhance profitability.

  •
  Generate Non-interest Income Through Cross-Marketing Initiatives. During the fourth quarter of 2000 and continuing through the first quarter of 2001, we have introduced certain fees intended to encourage our existing customers to take advantage of on-line, less costly services and customer self-service tools that currently exist on our Web-site. To generate additional non-interest income and enhance customer loyalty, we cross-market a variety of non-deposit products. We offer credit cards, mortgage loans, securities brokerage services and other non-interest income-generating products. We offer these products to existing and potential depositors through various marketing techniques, such as our Web site, e-mail, on-line advertising and targeted e-mail advertisements. This strategy enables us to generate additional earning assets and fee income from a growing customer base. We anticipate that fee income will become an increasing portion of our revenues beginning in 2001.

  •
  Maintain High Asset Quality. Our loan portfolio strategy is to maintain a conservative loan mix consisting primarily of loans secured by residential mortgages with an emphasis on high credit quality. Prudent management of our high quality loan portfolio also has contributed to our profitability. We've invested primarily in single-family residential loans that carry adjustable rates. This helps us manage our interest rate risk and our past-due rate, which is approximately one-tenth of the industry rate according to a Mortgage Bankers Association study at December 31, 2000 and reflects the quality of our portfolio. At our current stage of development, it is more cost-effective for us to purchase most of our loans or act as a participating lender with other banks rather than originate our own loans. This strategy decreases our expenses and allows us to reduce our loan loss exposure by diversifying our portfolio. We also emphasize a conservative securities investment strategy by investing in federal funds, U.S. treasury securities, and other high-quality securities including United States agency obligations, mortgage pool securities, collateralized mortgage obligations, and investment grade corporate bonds. See "Lending and Investment Activities."

  •
  Build National Brand Awareness Through Increased Marketing Efforts. Our marketing strategy is designed to build national brand awareness and grow our customer base. The strategy includes targeting online and offline advertising, creating strategic partnerships that will enhance our product and service offerings, cross-selling marketing initiatives to existing customers and aggressively pursuing public relations activities. NetBank's affinity alliances have become an important part of expanding our market reach. Our strategy is to continue to leverage these types of relationships to gain customers and additional financial services. In addition, we work with nationally known advertising and public relations agencies to build national awareness of the NetBank™ name through a variety of marketing initiatives. These initiatives include aggressive media relations efforts; expanded online and offline advertising initiatives; advertisement on targeted financial sites or the finance areas of high-traffic sites, such as MSN Money Central, Yahoo! Finance, Bankrate.com, and Motley Fool; and the pursuit of strategic alliances. Our experience indicates that by focusing our marketing efforts, we can heighten brand awareness of NetBank™ on a national scale and significantly increase our customer base. See "Marketing."

  •
  Offer a Broad Array of Products and Services. Our objective is to attract customers seeking to combine the convenience of Internet banking with the broad array of products and services typically offered by traditional banks. Now that we have introduced a full array of both traditional and innovative on-line services, we plan to spend 2001 focusing on enhancements to these existing services and on making our existing products, services and systems more efficient. In addition, we will continue to explore affinity alliances and targeted marketing opportunities designed to propel customers to NetBank in a cost-effective manner.

  •
  Hybrid Approach to Operational Functions. To enhance the flexibility and scalability of our operations, we take a hybrid approach to technology by outsourcing certain principal operational functions to leading service providers such as NCR, BISYS and CheckFree. NCR provides a secure server for the electronic banking software licensed to us by Edify Corporation. CheckFree provides electronic bill payment systems for us and BISYS processes our transactions and interfaces with NCR's secure server. In each of these relationships, we benefit from the service provider's expertise and economies of scale while retaining the flexibility to take advantage of changes in available technology without affecting customer service. We can also respond easily to growth because these third-party service providers have the capacity to process a high volume of transactions. In addition, we have substantial internal technology resources so that we are able to find the best technology solution at the appropriate time. The combination of in-house and outsourced resources enables us to deliver products more rapidly and we are not dependent on one individual or partner.

Products and Services

    Account Activity.  Customers can access NetBank through any Internet service provider by means of an acceptable secure Web browser. In doing so, customers can apply for loans, review account activity, enter transactions into an on-line account register, pay bills electronically, conduct brokerage transactions, receive statements by mail and print bank statement reports from any PC with a secure Web browser, regardless of its location. To open a new account, the customer completes the on-line enrollment form on our Web site, prints their signature card and mails it to us along with their deposit. Customers can make deposits into an open account at NetBank via direct deposit programs, by transferring funds between NetBank accounts, by wire transfer, by mail or in person at our principal executive offices. No teller line is maintained, however, and we do not have a physical branch system. Customers can also make withdrawals and have access to their accounts at ATMs that are affiliated with the Cirrus, STAR, NYCE, Armed Forces Financial networks and the MAC network. The MAC network also allows remote deposit-taking. We do not charge fees for ATM usage, but the operator of the ATM generally imposes fees.

    Deposit Products and Services.  In order to build our customer base, we offer a variety of deposit products at attractive interest rates. We are able to offer attractive interest rates as a result of our low operating costs. We also attract customers by offering convenient services such as free electronic bill payment, overdraft protection and ATM cards. Our deposit products and services include:

  •
  Deposit Products. We offer two types of interest-bearing checking accounts: a money market account and 6-, 12-, 18-or 30-month certificates of deposit to taxable and IRA depositors. We have consistently offered interest rates on our deposit accounts that are higher than the national average.

  •
  Bill Payment Service. Through services provided by CheckFree, customers can pay their bills on-line through electronic funds transfer or a written draft prepared and sent to the creditor. We do not charge a fee for this service.

  •
  Bill Presentment Service. Through services provided by CheckFree, customers can have their bills delivered electronically to their NetBank account. We do not charge a fee for this service.

  •
  Overdraft Protection. Overdraft protection is available to all interest checking customers who qualify. Customers with interest checking accounts may apply for overdraft protection on-line for amounts up to $5,000. If a customer has both a money market and an interest checking account, we automatically establish overdraft protection between those accounts.

  •
  ATM Cards. Each customer automatically receives a free ATM card when he or she opens an account. Customers can access their accounts at ATMs affiliated with the Cirrus, STAR, and Armed Forces Financial networks and the MAC network. The MAC network also allows remote deposit-taking at 18,000 of its 60,000 ATMs. We do not charge fees for ATM usage, but the operator of the ATM generally imposes fees.

    Lending Programs.  To generate fee income and provide a convenient service to our customers, we offer on-line loans and credit cards as described below.

  •
  Mortgage Loans. Our Web site enables customers to obtain interest rate quotes and apply for mortgage loans on-line. During 2000, we entered into a partnership with HomeSide Lending, Inc. which has enabled us to expand our scope of lending products. First mortgage applications received directly through our Web site are processed and closed by HomeSide Lending, Inc. in return for a portion of the loan origination fee. In addition, we currently offer home equity lines and second mortgages through PNC Bank Corp. ("PNC"). PNC performs the back office processing of these loans using our established credit criteria. Both of these co-branded online mortage offerings provide significant benefits over traditional and other on-line lending solutions. These include: online loan approval within 10 minutes, a loan application that requires 50 percent less information than traditional applications, customized pricing to meet individual needs, approvals on home loans before or after applicants select a home to purchase and the ability to choose the closing date.

    In addition, we have an agreement with E-loan under which we act as a loan originator on their behalf. Applications received from E-loan are processed by E-loan, who in turn receives funding from us and closes the loans. We fund each loan that meets our underwriting criteria. The loans are presold to E-loan at the time of closing so that we do not bear any material risk of loss. All loans are sold servicing released. We generally carry loans receivable on our books for an average of approximately 15 days while we await receipt of sale proceeds. During this time, we receive interest income on the outstanding balance at the rate stated in the mortgage note. We also receive a portion of the loan origination fee for providing these funding services. See "Lending and Investment Activities."

  •
  Credit Cards. We offer our customers Visa credit cards issued by First USA for no annual fee. First USA carries the credit card loans on its books and we have an income-sharing arrangement with First USA. Customers can apply for these credit cards on-line. The cards prominently display the NetBank™ logo with the Visa emblem appearing in the lower right corner of the card.

    Non-Banking Financial Services.  To serve as a sole source for the financial services needs of Internet users and to generate additional non-interest income, we offer a full range of non-banking financial services designed to attract and retain customers. These services currently include:

  •
  Account Consolidation Services. From their own NetBank accounts, our customers can now manage their accounts at other institutions. They are able to review balances and transaction histories on these accounts as well as transfer funds into their NetBank accounts. We believe this is one of the most important services we have ever introduced—it truly transforms our site into a one-stop destination for financial services. Customer response to account consolidation has been overwhelmingly positive.

  •
  Wireless Account Access. NetBank customers can receive account information over digital phones, WAP phones and Palm VII personal data assistants. This allows them to review balances or transaction histories on their checking or money market accounts on demand. In addition, customers may schedule recurring notifications for specific times. Since this service was introduced in September 2000, more than 4,000 customers have registered to use it.

  •
  Securities Brokerage Services. We have contracted with Ameritrade Holding Corp., through its AmeriVest subsidiary, a discount broker, to provide our customers with access to a full line of financial services and investment products. We have a fee-sharing agreement with AmeriVest. Customers can purchase securities without writing checks to their brokers, as trading fees are automatically deducted from their NetBank checking or money market accounts. Investment proceeds are automatically deposited into the customer's NetBank deposit account. Through Amerivest, our customers enjoy 24-hour on-line access, real-time quotes, low commissions and a professional brokerage staff.

  •
  Insurance Products. Insurance.com, a Fidelity investments affiliate, gives our customers access to resources they need to organize personalized, self-directed insurance plans. Customers have 24-hour access to Insurance.com's information, quotes and sales via a co-branded web site. In exchange for the referral, NetBank receives a fee.

  •
  On-line Safe Deposit Box. Our on-line safe deposit box, powered by safedepositbox.com, provides Internet-based, secure storage of important electronic files and documents. Customers can easily deposit files using a web browser; no additional software is required. We charge a small monthly fee for this service, which can be automatically deducted from the customer's checking or money market account.

    Future Products and Services.  Now that we have introduced a full array of both traditional and innovative on-line services, we plan to spend the year 2001 focusing on enhancements to these existing services and on making our existing products, services and systems more efficient. In addition, we will continue to explore affinity alliances and targeted marketing opportunities that propel customers to NetBank in a cost-effective manner.

Lending and Investment Activities

    Our loan portfolio strategy is to maintain a conservative loan mix consisting of home mortgage, leases, home equity, consumer and commercial real estate loans with an emphasis on high credit quality. At our current stage of development, it is more cost-effective for us to purchase most of our loans or act as a participating lender with other banks rather than originating our own loans. This strategy decreases our expenses and allows us to diversify our portfolio. As we grow, we will continue to develop our portfolio through purchases, participations and direct originations.

    We build our loan portfolio in the following ways:

  •
  Bulk Loan Purchases. We acquire most of our loans by purchasing packages of specific types of loans, such as mortgage, home equity and commercial real estate, with each package consisting of loans with similar characteristics including, interest rates and asset quality. We also purchase portions of commercial loan pools, with the seller retaining a portion of the loans to decrease our risk. As of December 31, 2000, purchased loans accounted for $1.3 billion, or 98.7%, of our loan portfolio.

  •
  Participations. We act as a participating lender in commercial real estate loans with various banks in the United States. As of December 31, 2000, participations accounted for $159 million, or 11.8%, of our loan portfolio.

  •
  Direct Origination. We have established a strategic partnership with PNC to originate home equity lines and second mortgages through our website. PNC administers the program based on our established credit criteria and receives a fee for servicing. As of December 31, 2000, on-line originations accounted for $15.4 million or 0.11% of our loan portfolio.

    In addition, as described in "Products and Services-Lending Programs-Mortgage Loans," we have agreements with HomeSide Lending, Inc. whereby we receive referral fee income and Homeside acts as an originator on our behalf if we choose, and with E-loan that provide that we act as a loan originator on their behalf. During the year ended December 31, 2000, we funded $55.0 million of loans for third parties.

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

    In addition to loans, we invest deposit funds in various investment securities. Our philosophy of high credit quality also guides our investment decisions. Our securities portfolio is comprised of federal funds sold, high-quality securities including United States agency obligations, mortgage pool securities, collateralized mortgage obligations, and investment grade corporate bonds. In addition, we are authorized to invest in U.S. Treasury securities.

Customer Satisfaction

    We continually seek ways to enhance customer satisfaction. Offering our customers a high level of customer service is a top priority of ours and we believe that it is critical to our success. In an effort to serve the needs of our customers, we offer services such as electronic bill payment and presentment and ATM cards without service charges. Our customers can access account data and information regarding products and services 24 hours a day and can reach our customer service representatives by telephone, e-mail, or on-line chat.

    We currently employ 51 individuals, representing 50% of our staff, who are dedicated exclusively to customer service. In addition, we contract with an outside call center to handle simple customer inquiries and requests. We have also invested in technology and implemented new procedures to continually improve the quality and responsiveness of our customer service. During 2000, we introduced a formalized customer care program called NetBank eCare which includes multiple points of access for service, new on-line servicing tools such as on-line chat for service specialists, on-line check re-ordering, line of credit payoff, funds transfer between accounts, new accounts funding, 24 × 7 service hours, prompt e-mail exchange, and wireless access to aggregated financial information. In addition, we continually update our user-friendly Web site with a goal of achieving customer self-support. For example, customers can find answers to their "frequently asked questions" and intuitively navigate our Web site.

Marketing

    During the year ended December 31, 2000, we applied $13.1 million to our marketing program and added 96,000 new accounts. The goal of our marketing strategy is to make NetBank™ the leading brand in the Internet financial services market. Our marketing strategy is designed to grow our customer base and includes targeting online and offline advertising, creating strategic partnerships that will enhance our product and service offerings, cross-selling marketing initiatives to existing customers and aggressively pursuing public relations activities. NetBank's affinity alliances have become an important part of expanding our market reach. Our strategy is to continue to leverage these types of relationships to gain customers and additional financial services.

    Advertising Strategies.  During the years ended December 31, 2000, we enhanced our targeted advertising approach by initiating pay-for-funded account type relationships with successful online businesses. We conducted creative direct online marketing programs to attract new customers and focused on cross-selling products to existing customers. As a result, we substantially increased our number of checking and money market customers, which traditionally retain longer-term banking relationships. In the future, we plan to continue to pursue pay-for funded account relationships and cross-sell existing customers. In addition, targeted advertising continues to be effective in bringing new customers to NetBank. In particular, we've found that advertising on financial sites or the finance areas of high-traffic sites, such as MSN Money Central, Yahoo! Finance, Bankrate.com, and Motley Fool produces excellent results. In addition, we have the ability to monitor the audience that we reach as well as the results of our on-line advertising campaign. For example, in addition to tracking on-line click-through and conversion rates, we also track the number of hits on our Web site that result from a particular advertisement and incorporate our findings into our subsequent marketing efforts.

    Strategic Partnerships.  NetBank's affinity alliances have become an important part of expanding our market reach. For example, our alliance with Ameritrade provides reciprocal services for customers of both companies. NetBank offers banking services to Ameritrade's more than one million brokerage customers and Ameritrade Holding Corporation, through its AmeriVest subsidiary, offers brokerage services to NetBank's rapidly growing customer base. This alliance enables NetBank to market to a huge community of financially active on-line consumers who tend to maintain high balances and desire greater control over their accounts. Another example of a powerful strategic partnership is our alliance with Intuit, which puts the NetBank brand in front of every Quicken 2001 user via a NetBank icon and message installed onto the user's desktop. With one click on the NetBank icon, potential customers are transported through their Internet connection to the NetBank site where they have an opportunity to fund an account and receive a one-time cash bonus. Alliances with companies such as these helped to drive customers to NetBank during the last quarter of 2000. In fact, 20 percent of our account applications during that time were the result of affinity alliances. Our strategy is to continue to leverage these types of relationships to gain customers and additional financial services.

    In addition, we continually seek to form product and marketing alliances with other Internet financial services providers such as HomeSide Lending, Inc., AmeriVest, and Insurance.com to broaden our product and service offerings and attract a broader customer base. We plan to pursue other marketing alliances to provide our customers an even broader array of products and services. We believe these alliances provide us with the opportunity to cross-sell our products and services to the customers of these financial service providers and to our existing customers.

    Public Relations.  We also derive a marketing benefit from media coverage that we generate through our public relations efforts. We believe continual press coverage increases the general public's awareness of NetBank™ and attracts new customers.

Competition

    We believe that the principal competitive factors in the banking industry are market presence, customer service, convenience, product offerings and deposit and loan rates and associated account fees. While the banking industry is highly competitive, we believe we compete effectively with our principal competitors, which are traditional banks, Internet banks and other financial services providers. We believe our low cost structure, which allows us to offer attractive interest rates and low fees, gives us a competitive advantage over traditional banks, which must support a physical branch structure. We also believe our operating history and name recognition give us an advantage over other independent Internet banks, many of which are still in a relatively early stage of operation. Furthermore, we are able to offer a broader array of products and services than many non-bank financial services providers. However, many of our competitors have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of Internet commerce.

Intellectual Property and Proprietary Rights

    We regard the form and substance of our name and other intellectual property we have developed as proprietary and attempt to protect them by relying on intellectual property laws. We own a federally registered trademark for NetBank® and have related federal and Georgia state registrations. We take active measures to safeguard our name and other proprietary intellectual property. Policing unauthorized use of proprietary information is difficult, however, because of the uncertain and complicated nature of this kind of litigation. See "Legal Proceedings."

    We own the Internet domain name "netbank.com." Domain names in the United States and in foreign countries are regulated, by the laws and regulations governing the Internet are continually evolving. We do actively monitor the use of potentially infringing names on the Internet and take action to protect our intellectual property rights.

Supervision and Regulation

    Savings and loan holding companies and federal savings banks are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or may affect NetBank, Inc. and NetBank. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of NetBank, Inc. and NetBank. Supervision, regulation and examination of NetBank, Inc. and NetBank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of NetBank, Inc. The terms savings association, federal savings bank and thrift are used interchangeably in this section.

Savings and Loan Holding Company Regulation

    NetBank, Inc. is a registered holding company under both the Savings and Loan Holding Company Act (the "SLHCA") which is set forth in Section 10 of the Home Owners Loan Act ("HOLA") and the Financial Institutions Code of Georgia ("FICG"). NetBank, Inc. is regulated under these acts by the Office of Thrift Supervision (the "OTS") and by the Department of Banking and Finance (the "Georgia Department"), respectively. As a savings and loan holding company, NetBank, Inc. is required to file an annual report with the OTS, as well as any additional information the OTS may require pursuant to the SLHCA. The OTS also conducts examinations of NetBank, Inc. and each of its subsidiaries.

    Savings and loan holding companies and their non-bank subsidiaries are prohibited from engaging in any activity or rendering any services on behalf of their savings institution subsidiaries that the savings institution subsidiaries are prohibited from engaging in directly. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that are designed to protect the holding company's savings institutions. However, if the holding company owns only one insured institution (a unitary holding company) and was in existence prior to May 4, 1999, the SLHCA and the FICG impose no such restrictions on the activities of its non-bank subsidies, provided that the lone savings institution satisfies the qualified thrift lender test (discussed below). Moreover, a unitary holding company that satisfies these requirements is not restricted to any statutorily prescribed list of permissible activities. However, the Financial Services Modernization Act of 1999 provides that, while existing unitary holding companies retain these unrestricted powers, if the unitary is then acquired by another party, its powers are restricted to those permitted for financial holding companies under the Act.

    The SLHCA and the FICG make it unlawful for any savings and loan holding company, directly or indirectly, or through one or more subsidiaries or one or more transactions, to acquire control of another savings association or another savings and loan holding company without prior approval from the OTS and the Georgia Department, respectively. The acquisition of more than 25% of any class of voting stock of a savings association or holding company is deemed to be conclusive evidence of control. Savings and loan holding companies are allowed to acquire or to retain as much as 5% of the voting shares of an unaffiliated savings institution or savings and loan holding company without regulatory approval. On December 7, 2000, Congress passed the American Homeownership and Economic Opportunity Act of 2000 which, if enacted, will permit savings and loan holding companies to acquire or to retain a 5% to 25% noncontrolling interest in an unaffiliated savings institution or savings and loan holding company with prior regulatory approval.

    An acquisition by merger, consolidation or purchase of assets of a savings institution or holding company or of substantially all of the assets of a savings institution or holding company is also prohibited without prior OTS or Georgia Department approval. When considering an application for such an acquisition, the OTS and the Georgia Department take into consideration the financial and managerial resources and future prospects of the prospective acquiring company and the institution involved. This includes consideration of the competence, experience and integrity of the officers, directors and principal shareholders of the acquiring company and savings institution. In addition, the OTS and the Georgia Department consider the effect of the acquisition on the institution, the insurance risk to the Savings Association Insurance Fund ("SAIF") and the convenience and needs of the community to be served.

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

Bank Regulation

    General.  NetBank is a federal savings bank organized under the laws of the United States and is therefore subject to examination by the OTS. The OTS regulates all areas of NetBank's banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations. OTS regulations generally provide that federal savings banks must be examined no less frequently than every 12 months, unless the federal savings bank (i) has assets of less than $250 million; (ii) is well capitalized; (iii) was found to be well managed and its composite condition was found to be outstanding (or good, if NetBank had total assets of not more than $100 million) during its last examination; (iv) is not subject to a formal enforcement proceeding or an order from the Federal Deposit Insurance Corporation ("FDIC") or another banking agency; and (v) has not undergone a change of control during the previous 12-month period. In any event, however, federal savings banks must be examined no less frequently than every 18 months. NetBank is subject to assessments by the OTS to cover the costs of such examinations.

    NetBank is also insured and regulated by the FDIC. The major functions of the FDIC with respect to insured federal savings banks include 1) paying depositors (to the extent provided by law) in the event an insured bank is closed without adequately providing for depositors and 2) preventing the development and use of unsound and unsafe banking practices.

    Subsidiary institutions of a savings and loan holding company, such as NetBank, are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the holding company or any of its other subsidiaries, on investment in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services.

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

    OTS regulations also include an interest-rate risk in the risk-based capital requirement. Under this regulation, an institution is considered to have excess interest rate-risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. This requirement does not have any material effect on the ability of NetBank to meet the risk-based capital requirement. The OTS also revised its risk-based capital standards to ensure that its standards provide adequately for concentration of credit risk, risk from nontraditional activities and actual performance and expected risk of loss on multi-family mortgages.

    Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances.

    Additionally, the Georgia Department requires that savings and loan holding companies, such as NetBank, Inc., must maintain a 5% Tier 1 leverage ratio on a consolidated basis.

    Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

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

    In addition, effective January 1, 1997, the FDIC imposed assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC had assessed savings banks at a rate of 6.4 cents per $100 deposits until December 31, 1999. As of January 1, 2000, however, the assessment was decreased to a rate of 3.7 cents per $100 (the same assessment rate that is imposed on commercial banks).

    The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

    Community Reinvestment Act.  The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on NetBank. The CRA requires that board of directors of financial institutions, such as NetBank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. NetBank's CRA performance will be assessed pursuant to the following criteria: (1) NetBank's loan to deposit ratio, adjusted for seasonal variation and, as appropriate, other related lending activities such as loan originations for sale to the secondary markets, community development loans and qualified investments; (2) the percentage of loans and, as appropriate, other lending related activities located in NetBank's assessment area; (3) NetBank's record of lending to and, as appropriate, engaging in other lending related activities for borrowers of different income levels and businesses and farms of different sizes; (4) the geographic distribution of NetBank's loans; and (5) NetBank's record of taking action if warranted in response to written complaints about its performance in helping to meet credit needs in its assessment area. Because NetBank operates exclusively on the Internet, traditional considerations relating to the CRA have been difficult to apply to NetBank. NetBank has, however, developed a CRA plan that has been recently approved by the OTS.

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

    Liquidity.  Federal regulations currently require savings associations to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of the average daily balance of the savings association's net withdrawable deposits plus short-term borrowings. The OTS may adjust the liquidity requirement from time to time to any amount between 4% and 10% in response to changes in economic conditions and the deposit flows of member institutions. Savings institutions are also required to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings.

    However, on December 7, 2000, Congress passed the American Homeownership and Economic Opportunity Act of 2000 which, if enacted, will eliminate liquidity requirements for savings associations.

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

    OTS regulations provide that any savings association that fails to meet the definition of a QTL must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings associations and national banks. Further, within one year of the loss of QTL status, a holding company of a savings association that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies. In order for NetBank to exercise the powers granted to federally chartered savings associations and for NetBank, Inc. to retain the power of a unitary holding company, NetBank must meet the definition of a QTL.

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

    Federal Reserve System.  The Federal Reserve Board has adopted regulations that require savings associations to maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts). These reserves may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of NetBank's interest-earning assets.

    Savings institutions also have the authority to borrow from the Federal Reserve "discount window." Federal Reserve Board regulations, however, require savings associations to exhaust all FHLB sources before borrowing from a Federal Reserve bank.

    Other Regulations.  Interest and other charges collected or contracted for by NetBank are subject to various laws concerning interest rates and NetBank's loan operations are also subject to various laws applicable to credit transactions, such as:

  •
  The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

  •
  The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  •
  The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

  •
  The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

  •
  The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

    The deposit operations of NetBank are subject to:

  •
  The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  •
  The Electronic Funds transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Effect of Governmental Monetary Polices

    NetBank, Inc.'s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Transactions with Affiliates Restrictions

    NetBank, Inc. and NetBank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on:

  •
  The amount of loans or extensions of credit to affiliates;

  •
  The amount of investment in affiliates;

  •
  The amount of the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

  •
  The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

  •
  The amount of any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

    The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. NetBank, Inc. must also comply with certain provisions designed to avoid the taking of low-quality assets.

    NetBank, Inc. and NetBank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

    NetBank is also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

    Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Recent Legislation

    On December 7, 2000, Congress passed the American Homeownership and Economic Opportunity Act of 2000 which eliminates liquidity requirements for savings associations and permits savings and loan holding companies to acquire or to retain 5% to 25% of an unaffiliated savings institution or savings and loan holding company with prior regulatory approval.

Proposed Legislation and Regulatory Action

    New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. NetBank, Inc. cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute. Legislation that would eliminate the federal savings bank charter is under discussion. If such legislation is enacted, NetBank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Various legislative proposals also may result in the restructuring of federal regulatory oversight, including, for example, consolidation of the OTS into another agency, or creation of a new Federal banking agency to replace the various such agencies which presently exist. NetBank is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to bad debt deductions previously taken.

ITEM 2. PROPERTIES

    We lease 29,615 square feet of office space for our headquarters at 11475 Great Oaks Way, Suite 100, Alpharetta, Georgia 30022. The office space is subject to a lease that expires on June 30, 2005. We are currently subleasing an additional 7,000 square feet located within the same building on the same floor as our current location and have plans to expand into it during 2001.

ITEM 3. LEGAL PROCEEDINGS

    First Republic Bank litigation.  NetBank, Inc. and NetBank have filed a lawsuit against First Republic Bank arising out of First Republic's use of "NetBank" on its internet web site and elsewhere to designate First Republic's Internet banking services. First Republic is a large California-based bank with headquarters in San Francisco. It owns the web site www.firstrepublic.com. The lawsuit against First Republic was filed on August 21, 2000 and is currently pending in the United States District Court for the Northern District of Georgia, Atlanta Division. The case style is NetBank, Inc. and NetBank v. First Republic Bank, Civil Action No. 1:00-CV-2152 CC.

    We allege that First Republic's use of "NetBank" is an infringement, under both federal and state law, of our name, trademarks, service marks, and domain name (collectively "the Marks"). NetBank, Inc. owns the federally registered service mark for NETBANK®, which it acquired by assignment from Software Agents, Inc. in 1998. First Republic did not begin its online services using the name "NetBank" until the spring of 1999. Therefore, we seek a declaration from the Court that we own all rights in and to the Marks, and we seek both monetary and injunctive relief against First Republic for its infringing use of the Marks.

    After an initial effort to resolve the dispute without litigation, we were forced to file suit when First Republic refused to discontinue its use of the Marks without monetary compensation. First Republic has filed a counterclaim, as well as a proceeding in the United States Patent and Trademark Office, seeking cancellation of the NETBANK® registration owned by NetBank, Inc., primarily on the grounds that "NetBank" is a generic term incapable of trademark or service mark registration.

    Wintrust Financial Corporation litigation.  NetBank, Inc. and NetBank have also filed a lawsuit against Wintrust Financial Corporation that is similar to the lawsuit against First Republic. Wintrust is a financial institution in Lake Forest, Illinois that owns or operates numerous subsidiary banks and financial institutions. Wintrust seeks to register as a service mark "I-NETBANK.COM" to be used for Internet banking services and has registered I-netbank.com as a domain name. The lawsuit was filed on October 6, 2000, and is also pending in the United States District Court for the Northern District of Georgia, Atlanta Division. The case style is NetBank, Inc. and NetBank v. Wintrust Financial Corporation, Civil Action No. 1:00-CV-2631 WBH.

    The grounds for the lawsuit are very similar to the allegations in the lawsuit with First Republic. We seek a declaration that we enjoy all rights to exclusive use of the Marks and seek injunctive relief to preclude Wintrust from registering or using a confusingly similar mark. In addition, we have an additional claim under the recent Anticyperpiracy Consumer Protection Act based upon Wintrust's registration and attempted use of the I-netbank.com domain name, which unlawfully incorporates NetBank, Inc.'s service marks. That additional claim may allow for additional statutory damages against Wintrust.

    Wintrust has moved to dismiss the case based upon a lack of personal jurisdiction because Wintrust allegedly does not transact business in the State of Georgia. If necessary, we will vigorously pursue the claims against Wintrust in its home state of Illinois.

    The RiverBank litigation.  Another lawsuit virtually identical to the lawsuit filed against First Republic is pending against The RiverBank, a bank located in Minnesota. The lawsuit was filed on the same day as the First Republic lawsuit and in the same court in the Northern District of Georgia. The case style is NetBank, Inc. and NetBank v. The RiverBank, Civil Action No. 1:00-CV-2154 CC.

    Although a motion to dismiss for lack of personal jurisdiction is pending before the court, the parties have reached a tentative settlement in which RiverBank agrees to cease all trademark or service mark use of "netbank." We are currently in the process of documenting the settlement and intend to dismiss the lawsuit once the settlement agreement is fully executed. If the settlement fails, however, we will vigorously pursue the claims against RiverBank.

    Trademark and Service Mark policing.  In order to protect their valuable rights in the Marks, NetBank, Inc. and NetBank have over 20 cease-and-desist letters to other individuals and entities that have used or intend to use a name confusingly similar to the Marks. Most of these have resulted in quick agreements in which the other party agrees to cease all use of the proposed similar name or mark. If the other party will not cease its use, we will file law suits against those entities similar to those filed against First Republic and Wintrust.

    The only material legal proceeding against NetBank, Inc. and NetBank of which we are aware is the counterclaim and cancellation proceeding filed by First Republic seeking to cancel the NETBANK® registration. We are unaware of any pending or contemplated material proceeding in which any NetBank director, officer, affiliate or principal shareholder is a party or has a direct or indirect interest adverse to NetBank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The information required by this item is included in NetBank, Inc.'s Annual Report to Shareholders for the year ended December 31, 2000 under the heading "Price Range of Common Stock" and "Dividends" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is included in NetBank, Inc.'s Annual Report to Shareholders for the year ended December 31, 2000 under the heading "Selected Consolidated Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is included in NetBank, Inc.'s Annual Report to Shareholders for the year ended December 31, 2000 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required by this item is included in NetBank, Inc.'s Annual Report to Shareholders for the year ended December 31, 2000 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements listed in Item 14 are included in NetBank, Inc.'s Annual Report to Shareholders for the year ended December 31, 2000 and are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001 under the headings "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001 under the heading "Compensation of Executive Officers" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001 under the heading "Security Ownership of Principal Shareholders and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001 under the headings "Certain Transactions" and "Election of Directors-Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements
Consolidated Balance Sheets at December 31, 2000 and 1999
Consolidated Statements of Operations for the Years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Shareholders' Equity for the Years ended December 31, 2000, 1999 and 1998.
Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements
Independent Auditors' Report
Quarterly Financial Data (unaudited)
(b)	Reports on Form 8-K:
None
(c)	Exhibits
Exhibit Number		Exhibit

3.1		Amended and Restated Articles of Incorporation. (1)
3.1(a	)	Amendment to Amended and Restated Articles of Incorporation. (2)
3.1(b	)	Amendment to Amended and Restated Articles of Incorporation. (5)
3.2		Bylaws. (1)
3.3		Amendments to the Bylaws adopted April 22, 1997. (1)
4.1		Form of Common Stock Certificate. (1)
4.2		Rights Agreement dated January 20, 2000 between the Registrant and SunTrust Bank. (3)
10.1*		Employment Agreement dated as of January 4, 1999 between NetBank, Inc. and D.R. Grimes. (6)
10.2		Lease Agreement dated as of March 17, 1999 between NetBank and Opus South Corporation (7), as amended by the First Amendment thereto dated May 25, 1999, the Second Amendment thereto dated September 15, 1999 and the Third Amendment thereto dated October 26, 1999. (6)
10.3*		1996 Stock Incentive Plan (1), as amended as of March 19, 1998(2) and as of March 23, 1999. (7)
10.5*		Employment Agreement dated as of January 1, 2000 between NetBank, Inc. and Robert E. Bowers. (6)
10.6*		Employment Agreement dated as of February 14, 2000 between NetBank, Inc. and Michael R. Fitzgerald. (6)
10.9		NetBank, Inc. Employee Stock Purchase Plan. (4)
13.1		The following portions of NetBank, Inc.'s 2000 Annual Report to Shareholders that have been incorporated by reference herein:
Price Range of Common Stock and Dividends
Selected Consolidated Financial Data
Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Financial Statements, the Notes thereto and the Independent Auditors' Report thereon
Quarterly Financial Data
23.1	Consent of Deloitte & Touche LLP.

*
Indicates a management compensation plan or agreement.

‡
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

(2)
Incorporated by reference to Exhibit 99.2 contained in the Registrant's Registration Statement on Form 8-A (File No. 0-22361).

(3)
Incorporated by reference to Exhibit 99.1 contained in the Registrant's Registration Statement on Form 8-A (File No. 0-22361).

(4)
Incorporated by reference to Exhibit 99.1 contained in the Registrant's Registration Statement on Form S-8 (Regis. No. 333-51574).

(5)
Incorporated by reference to Exhibit 3.1 contained in the Registrant's Form 10-Q for the quarter ended March 31, 2000.

(6)
Incorporated by reference in the exhibit of the same number contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22361).

(7)
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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2001.

NETBANK, INC.
By:	/s/ D.R. GRIMES D.R. Grimes Vice Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2001.

Signature	Title

/s/ T. STEPHEN JOHNSON T. Stephen Johnson	Chairman of the Board
/s/ D.R. GRIMES D.R. Grimes	Vice Chairman and Chief Executive Officer*
/s/ MICHAEL R. FITZGERALD Michael R. Fitzgerald	President, Chief Operating Officer and Director
/s/ ROBERT E. BOWERS Robert E. Bowers	Chief Financial Officer, Corporate Secretary and Director**
/s/ WARD H. CLEGG Ward H. Clegg	Director
/s/ DONALD S. SHAPLEIGH, JR. Donald S. Shapleigh, Jr.	Director
/s/ J. STEPHEN HEARD J. Stephen Heard	Director

/s/ ROBIN C. KELTON Robin C. Kelton	Director
/s/ THOMAS H. MULLER, JR. Thomas H. Muller, Jr.	Director
J. Joe Ricketts	Director
/s/ W. JAMES STOKES W. James Stokes	Director
/s/ MACK I. WHITTLE, JR. Mack I. Whittle, Jr.	Director
/s/ LAURA P. MOON Laura P. Moon	Chief Accounting Officer***

*
Principal Executive Officer

**
Principal Financial Officer

***
Principal Accounting Officer

QuickLinks

Common Stock, $.01 par value Preferred Share Purchase Rights (Title of Class)
DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
SIGNATURES