Form 10-Q
period 2001-03-31
NETBANK INC
filed 2001-05-14
CIK 1035826

Use these links to rapidly review the document
NETBANK, INC. INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001	Commission File No. 0-22361

NETBANK, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2224352
(State of incorporation)	(I.R.S. Employer Identification Number)
11475 Great Oaks Way Suite 100 Alpharetta, Georgia (Address of principal executive offices)	30022 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding At May 11, 2001
Common Stock, par value $.01	28,522,615

NETBANK, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETBANK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in 000's except share amounts)

	March 31, 2001	December 31, 2000
ASSETS
Cash and cash equivalents:
Cash and due from banks	$10,394	$4,733
Federal funds sold	58,829	7,225
Total cash and cash equivalents	69,223	11,958
Investment securities available for sale—At fair value (amortized cost of $450,486 and $389,443)	453,131	388,910
Stock of Federal Home Loan Bank of Atlanta—At cost	27,700	26,450
Loans receivable-Net of allowance for loan losses of $14,954 and $13,421	1,352,128	1,363,784
Accrued interest receivable	9,395	6,952
Furniture, equipment and capitalized software—Net	8,879	8,755
Other assets	82,472	35,881

Total assets	$2,002,928	$1,842,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$1,165,093	$980,752
Other borrowed funds	534,000	564,171
Convertible subordinated debt	26,797	26,755
Accrued interest payable	20,237	17,154
Accounts payable and accrued liabilities	6,840	3,251

Total liabilities	1,752,967	1,592,083
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par (10,000,000 shares authorized, none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 30,012,680 shares issued)	300	300
Additional paid-in capital	251,579	251,579
Retained earnings	7,485	6,688
Accumulated other comprehensive income (loss), net of tax	1,774	(352)
Treasury stock, at cost (1,389,565 and 926,500 shares, respectively)	(11,177)	(7,608)

Total shareholders' equity	249,961	250,607

Total liabilities and shareholders' equity	$2,002,928	$1,842,690

See notes to condensed consolidated financial statements

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000's except per share amounts)

	Three Months Ended March 31,
	2001	2000
Interest income:
Loans	$27,845	$16,036
Investment securities	7,494	7,475
Short-term investments	562	203

Total interest income:	35,901	23,714
Interest expense:
Deposits	15,393	9,490
Other borrowed funds	9,734	5,276

Total interest expense	25,127	14,766

Net interest income	10,774	8,948
Provision for loan losses	44	182

Net interest income after provision for loan losses	10,730	8,766
Non-interest income	2,708	341
Non-interest expense:
Salaries and benefits	1,934	1,677
Customer services	4,787	2,026
Marketing	1,683	2,837
Data processing	1,389	586
Depreciation and amortization	1,087	515
Office expenses	322	104
Occupancy	182	186
Travel and entertainment	109	111
Other	657	912

Total non-interest expense	12,150	8,954

Income before income taxes and extraordinary gain	1,288	153
Income tax expense	491	52

Income before extraordinary gain	797	101
Extraordinary gain on early extinguishment of debt, net of tax	—	4,521

Net income	$797	$4,622

Income before extraordinary gain per common and potential common share outstanding:
Basic	$0.03	$—
Diluted	$0.03	$—
Extraordinary gain per common and potential common share outstanding:
Basic	$—	$0.16
Diluted	$—	$0.15
Net income per common and potential common share outstanding:
Basic	$0.03	$0.16
Diluted	$0.03	$0.15
Weighted average common and potential common shares outstanding:
Basic	28,878	29,569
Diluted	29,429	30,568

See notes to condensed consolidated financial statements.

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in 000's)

	Common Shares	Common Stock ($.01 par)	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance—December 31, 2000	30,013	$300	$251,579	$(7,608)	$6,688	$(352)	$250,607
Comprehensive income:
Net income for three months ended March 31, 2001	—	—	—	—	797	—	797
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	2,126	2,126

Comprehensive income							2,923
Purchase of shares of common stock for treasury	—	—	—	(3,569)	—	—	(3,569)

Balance—March 31, 2001	30,013	$300	$251,579	$(11,177)	$7,485	$1,774	$249,961

See notes to condensed consolidated financial statements.

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000's)

	Three Months Ended March 31,
	2001	2000
Operating activities:
Net income	$797	$4,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of securities	(1,008)	—
Net accretion of discounts on investment securities	(15)	(235)
Net amortization of premiums on purchased loans	4,460	1,624
Provision for loan losses	44	182
Depreciation and amortization	1,902	495
Amortization of debt discount	42	952
Changes in assets and liabilities which provide (use) cash:
Increase in accrued interest receivable	(2,443)	(1,764)
Increase in other assets	(22,483)	(6,667)
Loans originated for sale	(39,241)	(34,397)
Proceeds from sale of loans	36,776	37,711
Increase in accrued interest payable	3,083	3,135
Increase in accounts payable and accrued liabilities	3,589	3,238

Net cash provided by (used in) operating activities	(14,497)	8,896
Investing activities:
Purchases of securities available for sale	(179,957)	—
Sales of securities available for sale	104,234	—
Purchase of Federal Home Loan Bank stock	(1,250)	(3,500)
Principal repayments on investment securities	15,738	17,637
Origination and purchase of loans	(106,013)	(210,789)
Principal payments on loans	112,078	40,414
Capital expenditures	(2,026)	(857)

Net cash used in investing activities	(57,196)	(157,095)
Financing activities:
Increase in deposits	162,698	71,212
Net proceeds from the issuance of common stock	—	8,342
Proceeds from other borrowed funds	275,129	154,000
Repayments of other borrowed funds	(305,300)	(59,500)
Purchase of common stock for treasury	(3,569)	—
Repurchase of convertible subordinated notes	—	(31,000)

Net cash provided by financing activities	128,958	143,054

Net increase (decrease) in cash and cash equivalents	57,265	(5,145)
Cash and cash equivalents:
Beginning of period	11,958	13,643

End of period	$69,223	$8,498

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$22,044	$11,631
Cash paid during the period for income taxes	$610	$10
Non-cash financing activity:
Issuance of common stock for repurchase of convertible subordinated notes	—	$8,342
Issuance of note receivable in exchange for assumption of customer deposit liabilities	$21,643	—

See notes to condensed consolidated financial statements.

NETBANK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    NetBank, Inc. ("NetBank") is a bank holding company that wholly owns the outstanding stock of NetBank, a federal savings bank and NetBank Partners, LLC, a partnership involved in strategic partnering opportunities.

    In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in NetBank's Form 10-K filed with the SEC for the year ended December 31, 2000. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 2000 amounts have been reclassified for comparability with 2001 amounts.

2. ACCOUNTING POLICIES

    Reference is made to the accounting policies of NetBank described in the notes to financial statements contained in NetBank's Form 10-K for the year ended December 31, 2000. The Company has followed those policies in preparing this report.

    On January 1, 2000, NetBank adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the corresponding amendments under SFAS 138 and it had no impact on NetBank's consolidated results of operations, financial position or cash flows.

3. LOANS

    During the three months ended March 31, 2001, NetBank purchased the following loan pools (in 000's):

Types of Loans Purchased	Principal Amount	Premium Amount	Range of Stated Interest Rates
Second mortgages	$94,409	$1,902	7.72-9.85%
Commercial participations	7,826	—	8.88%

Total	$102,235	$1,902

    An analysis of the allowance for loan losses for the three months ended March 31, 2001 follows (in 000's):

Balance—beginning of period	$13,421
Allowance recorded in connection with purchase of loan pools	1,876
Provision for loan losses	44
Loans charged off, net of recoveries	(387)

Balance—end of period	$14,954

4. DEPOSITS

    During the three months ended March 31, 2001, NetBank purchased approximately 57,000 customer deposit accounts and related liabilities totaling $75,700,000 from Compubank for $4,000,000 in cash, plus related expenses and assumed liabilities. Compubank will continue to service the accounts under the terms of a Service Level Agreement ("SLA") until the earlier of May 23, 2001 or the Conversion Date, as defined in the SLA. In conjunction with the transaction, as of March 31, 2001, NetBank had recorded the purchase price as a core deposit intangible to be amortized straight-line over seven years and a $21,643,000 receivable from Compubank for customer deposits in transit. Both of these items are classified as other assets. In addition, NetBank recorded restricted cash and a related liability of $1,389,000 for funds held on behalf of Compubank to fund Compubank expenses during the term of the SLA.

5. BORROWINGS

    At March 31, 2001, NetBank's borrowings consisted of various advances from the Federal Home Loan Bank ("FHLB") and the remaining principal outstanding from our convertible subordinated notes (the "Notes"). The majority of NetBank's borrowings consist of FHLB advances. Other than one adjustable rate $25,000,000 advance that matures in 2001, all of the advances are fixed rate; however, eight advances totaling $255,000,000 may be converted to adjustable rate based on the three month floating LIBOR. All of NetBank's borrowings are secured by NetBank's investment securities or mortgage loans except for the convertible subordinated notes, which are unsecured.

    A summary of borrowings, grouped by year of maturity, as of March 31, 2001 follows (in 000's):

Type of Borrowing	Year of Maturity	Range of Stated Interest Rates	Principal Amount
FHLB Advances	2001	6.47%	$44,000
Adjustable rate FHLB Advance	2001	5.03%	25,000
FHLB Advances	2003	6.88%-7.17%	60,000
Convertible Subordinated Notes	2004	4.75%	27,316
FHLB Advances	2004	5.92-6.03%	105,000
FHLB Advances	2005	6.02%-7.41	150,000
FHLB Advances	2006	5.63%	100,000
FHLB Advances	2007	7.50%	25,000
FHLB Advances	2009	4.64%	25,000

	Total		561,316
	Less unamortized discount		519

	Total debt		$560,797

6. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Basic and diluted net income per common and potential common share have been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common shares (in 000's except per share amounts). The effect of convertible debt securities outstanding has not been included as the assumed conversion of such securities would be anti-dilutive to earnings per share for the three months ended March 31, 2001 and 2000.

	Three Months Ended March 31, 2001
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$797	28,878	$0.03
Effect of dilutive securities—options to purchase common shares		551

Diluted EPS	$797	29,429	$0.03

	Three Months Ended March 31, 2000
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$4,622	29,569	$0.16
Effect of dilutive securities—options to purchase common shares		999

Diluted EPS	$4,622	30,568	$0.15

7. SHAREHOLDERS' EQUITY

    During the year ended December 31, 2000, NetBank began acquiring shares of its common stock in connection with a stock repurchase program announced in April 2000. That program authorized NetBank to purchase up to 1,000,000 common shares from time to time on the open market at price levels NetBank deems attractive. During the three months ended March 31, 2001, NetBank's Board of Directors authorized an additional 1,000,000 common shares for repurchase under the program. NetBank purchased 463,000 shares of its common stock during the three months ended March 31, 2001 at an aggregate cost of $3,569,000.

8. SUBSEQUENT EVENT

    On April 15, 2001, NetBank, Inc. and its subsidiary, Net Interim, Inc. (a temporary subsidiary of NetBank, Inc.) entered into an agreement with Republic Bank, Republic Bancorp, Inc. ("Republic") and certain shareholders of Republic providing for the sale by Republic of its subsidiary, Market Street Mortgage Corporation ("Market Street Mortgage") to NetBank, Inc. The aggregate purchase price is up to $20 million, of which $15 million will be paid in the form of NetBank, Inc. common stock based on the closing price as of April 20, 2001, or $8.88 per share, and $5 million will be paid in cash. The purchase price is subject to post-closing adjustment in the event of certain changes in Market Street Mortgage's financial condition.

    The shares of NetBank, Inc. common stock to be issued in the acquisition will be issued in a private placement. NetBank, Inc. has agreed to register those shares after the closing of the acquisition, with Republic thereafter being entitled to sell that portion of its shares exceeding 5% of NetBank Inc.'s then outstanding common stock beginning 90 days after the closing. Republic will be precluded from selling any shares in excess of this permitted amount for a period of one year after the closing of the transaction.

    Consummation of the acquisition is subject to certain conditions, including approval by the Board of Governors of the Federal Reserve System and Republic's disposition of its mortgage servicing business. NetBank, Inc. expects that the transaction will close during the second quarter of 2001.

NETBANK, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

    Some of the statements in this report are forward-looking statements. Forward-looking statements include statements regarding the intent, belief or current expectations of NetBank or its officers and can be identified by the use of forward-looking terms such as "may," "will," "should," "believe," "expect," "anticipate," "estimate," "continue," or comparable terminology. Our actual results could differ materially from those anticipated from the forward-looking statements, depending on various important factors. These factors include a possible decline in asset quality, potential difficulties in integrating our operations with those of companies we acquire, the evolving nature of the market for internet banking and financial services generally, the possible adverse effects of unexpected changes in the interest rate environment, and increasing competition and regulatory changes. The section headed "Risk Factors" in our prospectus dated June 3, 1999 contains additional details on certain of these and other risks that are material to our operations. All forward-looking statements in this report are based on information available to us as of the date this report was filed with the SEC. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise.

    General—NetBank, Inc. is a bank holding company that wholly owns the outstanding stock of NetBank, a federal savings bank and NetBank Partners, LLC, a partnership involved in strategic partnering opportunities. As NetBank Partners, LLC, was recently incorporated and as of March 31, 2001, had incurred only organizational and startup expenses, the following discussion pertains to NetBank and NetBank, Inc. (jointly, "NetBank") only. As of March 31, 2001, NetBank had 233,000 accounts and $1.2 billion in deposits.

    Financial Condition—Our assets were $2.0 billion at March 31, 2001 compared to $1.8 billion at December 31, 2000. The increase of $160.2 million from December 31, 2000 to March 31, 2001 was primarily the result of the investment of customer deposits in fed funds sold and investment securities which increased $51.6 million and $65.5 million, respectively during the three months ended March 31, 2001. In addition, other assets increased $46.6 million primarily due to the core deposit intangible and receivable due from Compubank recorded in conjunction with the purchase of approximately 50,000 deposit accounts from Compubank on March 28, 2001. Customer deposits increased $108.6 million from internal growth and an additional $75.7 million due to the purchase of 57,000 customer deposit accounts from Compubank during the three months ended March 31, 2001. This increase in customer deposits was offset by a decrease in other borrowed funds of $30.2 million as we used proceeds from customer deposits to pay down various FHLB advances.

    Total liabilities increased $160.9 million to $1.8 billion at March 31, 2001 from $1.6 billion at December 31, 2000 primarily due to the rapid growth of our deposit portfolio internally of $108.6 million as well as an additional $75.7 million increase due to 57,000 accounts acquired from Compubank. During the three months ended March 31, 2001, NetBank repaid three advances totaling $95 million and obtained one new advance from the FHLB for $100 million. During the quarter ended March 31, 2001, NetBank entered into reverse repurchase agreements totaling $175.1 million and repaid reverse repurchase agreements totaling $210.3 million.

    Total shareholders' equity decreased $0.6 million from December 31, 2000 to March 31, 2001 primarily due to the repurchase of 463,000 shares of our common stock for treasury at an aggregate cost of $3,569,000. The repurchases were part of a program begun during 2000 that authorized NetBank to purchase up to 1,000,000 common shares from time to time on the open market at price levels NetBank management deems attractive. During the three months ended March 31, 2001, NetBank's Board of Directors authorized an additional 1,000,000 common shares for repurchase under the program.

    The decrease in shareholders' equity due to the treasury stock repurchase was offset by the addition of earnings for the quarter ended March 31, 2001 of $0.8 million and an increase in unrealized gains on our securities portfolio of $2.1 million net of tax.

    Liquidity and Capital Resources—NetBank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financial activities. NetBank's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. NetBank invests excess funds in overnight deposits and other short-term interest-earning assets. NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. NetBank's available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, NetBank had availability under existing line of credit agreements totaling $348 million at March 31, 2001.

    NetBank is required by Office of Thrift Supervision regulations to maintain tangible capital equal to at least 1.5% of tangible assets, core capital equal to at least 4.0% of tangible assets, and total capital equal to at least 8.0% of risk-weighted assets. To be categorized as "well capitalized" under a prompt corrective action plan, NetBank must maintain minimum Tier I, core, and risk-based capital ratios of at least 6%, 5%, and 10%, respectively. NetBank exceeded such requirements with tangible, core, total, and Tier I capital ratios of 10.93%, 16.76%, 17.91%, and 10.93%, respectively, at March 31, 2001.

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

    The following table sets forth the interest rate sensitivity of our assets and liabilities as of March 31, 2001 (in 000's):

	Term to Repricing, Repayment, or Maturity
	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years And Insensitive	Total
Interest-Earning Assets:
Cash and cash equivalents	$10,394				$10,394
Federal funds sold	58,829				58,829
Investment securities	90,412	$72,208	$158,863	$131,648	453,131
Stock of Federal Home Loan Bank of Atlanta	27,700				27,700
Loan sale proceeds receivable	3,251				3,251
Loans receivable	441,326	266,553	512,796	131,453	1,352,128

Total interest-earning assets:	631,912	338,761	671,659	263,101	1,905,433
Non interest-earning assets				97,495	97,495

Total assets	$631,912	$338,761	$671,659	$360,596	$2,002,928

Interest-Bearing Liabilities:
Interest-bearing deposits	$343,327	$590,913	$83,528	$112,382	$1,130,150
Convertible subordinated debt			26,797		26,797
Other borrowed funds	50,000	64,000	395,000	25,000	534,000

Total interest-bearing liabilities:	393,327	654,913	505,325	137,382	1,690,947
Interest-free deposits				34,943	34,943
Other interest-free liabilities and equity				277,038	277,038

Total liabilities and equity	$393,327	$654,913	$505,325	$449,363	$2,002,928

Net interest rate sensitivity gap	$238,585	$(316,152)	$166,334	$125,719	$214,486
Cumulative gap	$238,585	$(77,567)	$88,767	$214,486
Net interest rate sensitivity gap as a percent of interest-earning assets	37.76%	(93.33)%	24.76%	47.78%	11.26%
Cumulative gap as a percent of cumulative interest-earning assets	37.76%	(7.99)%	5.40%	11.26%	0.00%

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

    NetBank measures interest rate risk based on Net Portfolio Value ("NPV") analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets. The board of directors manages NetBank's interest rate risk by establishing limits for the minimum acceptable NPV ratio over a series of hypothetical interest rate scenarios or "rate shocks". As of March 31, 2001, NetBank's estimated NPV ratios were within these board-approved limits. The following table sets forth the estimated percentage change in NetBank's NPV ratio as of March 31, 2001 assuming rate shocks of +300 to -300 basis points:

Limits and Current NPV Ratios

Rate Shock (in basis points)	Board Limits (Minimum NPV Ratios)	Estimated 3/31/00 NPV Ratios
+300	4.00%	7.18%
+200	6.00%	8.35%
+100	6.00%	9.35%
Flat	6.00%	10.16%
-100	6.00%	10.65%
-200	6.00%	10.94%
-300	6.00%	11.31%

    Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

    Investment Securities. The following tables set forth certain information relating to our available-for-sale securities at March 31, 2001 and December 31, 2000:

	Gross March 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage pool securities	$129,114	$225	$—	$129,339
Collateralized mortgage obligations	185,603	1,796	685	186,714
U.S. government agencies	122,373	1,423	130	123,666
Corporate bonds	9,656	25	9	9,672
Habitat bonds and other	3,740	—	—	3,740

Total	$450,486	$3,469	$824	$453,131

	Gross December 31, 2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage pool securities	$1,221	$12	$—	$1,233
Collateralized mortgage obligations	212,487	1,298	1,579	212,206
Unites States government agencies	162,370	—	284	162,086
Corporate bonds	9,652	26	6	9,672
Habitat bonds and other	3,713	—	—	3,713

	$389,443	$1,336	$1,869	$388,910

    Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan as of March 31, 2001 and December 31, 2000:

	March 31, 2001		December 31, 2000
Residential mortgages	$881,200	64.5%	$863,340	62.7%
Home equity lines	218,658	16.0	243,657	17.7
Leases	99,368	7.3	104,743	7.6
Commercial mortgages	163,983	12.0	160,510	11.7
Construction	1,005	0.1	1,533	0.1
Consumer	2,181	0.1	2,404	0.1
Auto	687	—	1,018	0.1

Total	1,367,082	100.0%	1,377,205	100.0%

Less allowance for loan losses	14,954		13,421

Total	$1,352,128		$1,363,784

    Asset Quality and Non-performing Assets—As of March 31, 2001 and 2000, NetBank had $3.2 million and $0.8 million of loans, respectively, on non-accrual status, which includes all loans past due 90 days or more. During the three months ended March 31, 2001 and 2000, we had no restructured loans.

    Deposits.  The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by us at March 31, 2001 and December 31, 2000:

	March 31, 2001			December 31, 2000
	Amount	Percentage	Weighted Average Interest Rate	Amount	Percentage	Weighted Average Interest Rate
Non-interest bearing checking accounts	$34,943	3.0%	N/A	$15,123	1.5%	N/A
Interest bearing:
Checking accounts	118,211	10.1	2.1%	69,013	7.0	3.1%
Money market	341,824	29.3	4.8%	268,005	27.3	6.0%
Certificate of deposit under $100,000	569,036	48.8	5.7%	528,618	53.9	6.8%
Certificate of deposit over $100,000	101,079	8.8	5.7%	99,993	10.3	6.8%

Total deposits	$1,165,093	100.0%		$980,752	100.0%

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

    General.  Income before extraordinary gain for the three months ended March 31, 2001 amounted to $0.8 million, an increase of $0.7 million compared to net income of $0.1 million for the three months ended March 31, 2000. The increase was primarily due to higher non-interest income and lower marketing expenses, offset by a decline in our interest margin from 2.9% for the three months ended March 31, 2000 to 2.3% for the three months ended March 31,2001 due to higher cost of funds. Net income decreased from $4.6 million to $0.8 million due to the fact that net income for the three months ended March 31, 2000 included a $4.5 million extraordinary gain on the early extinguishment of $31 million of our convertible subordinated notes.

    Interest Income.  Interest income related to our loan and investment portfolio for the three months ended March 31, 2001 was $35.9 million compared to $23.7 million for the three months ended March 31, 2000. The increase in interest income was a result of the growth of our loan portfolio of $403.8 million from March 31, 2000 to March 31, 2001, compounded by an increase in the average yield on loans from 7.6% for the three months ended March 31, 2000 to 8.0% for the three months ended March 31, 2001. In addition, the investment portfolio grew from $397.7 million at March 31, 2000 to $453.1 million at March 31, 2001 due to the growth in the portfolio offset by a decline in the yield on the investment portfolio from 7.0% for the three months ended March 31, 2000 to 6.7% for the three months ended March 31, 2001.

    Interest Expense.  For the three months ended March 31, 2001, $15.4 million in interest expense on deposits was recorded compared to $9.5 million for the three months ended March 31, 2000 as a result of our increase in customer deposits from $725.1 million at March 31, 2000 to $1.2 billion at March 31, 2001. In addition, the average interest rate paid on deposits increased from 5.6% for the three months ended March 31, 2000 to 6.1% for the three months ended March 31, 2001. Interest expense associated with other borrowed funds increased $4.4 million from $5.3 million for the three months ended March 31, 2000 to $9.7 million for the three months ended March 31, 2001 due to the addition of several new advances from the FHLB, offset by a decrease in interest expense related to our convertible subordinated notes which we began repurchasing during the three months ended March 31, 2000.

    Net Interest Income.  Net interest income is determined by our interest rate spread, which is the difference between the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $10.8 million, or 2.3% of average interest earning assets for the three months ended March 31, 2001 compared to $8.9 million, or 2.9% of average interest earning assets for the three months ended March 31, 2000. The increase in net interest income resulted from the increase in the amount of loans and deposits from March 31, 2000 to March 31, 2001. The decrease in interest margin was the result of higher cost of funds during the three months ended March 31, 2001 as compared with the three months ended March 31, 2000.

    Provision for Loan Losses.  In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the three months ended March 31, 2001, we recorded $1.9 million as an addition to premiums related to allowance for loan losses for loans purchased during the quarter. In addition, we also recorded a provision for loan losses of $44,000 related primarily to originated loans. This compares to a provision of $0.2 million recorded during the three months ended March 31, 2000. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool-by-pool basis for our purchased portfolio and a loan-by-loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

    Non-interest Income.  For the three months ended March 31, 2001, we recorded approximately $2.7 million in non-interest income compared to $0.3 million recorded during the three months ended March 31, 2000. The primary component of this increase was the introduction of new fees on customer deposit accounts during the fourth quarter of 2000 and continuing through the first quarter of 2001. Deposit and loan fees accounted for $1.7 million, or 63% of the $2.7 million in non-interest income recorded during the three months ended March 31, 2001. The other $1.0 million, or 37% related to gains on securities sold during the three months ended March 31, 2001 as we disposed of certain securities identified as having a high prepayment risk.

    Non-interest Expenses.  Non-interest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Non-interest expense increased 35.7%, or $3.2 million, for the three months ended March 31, 2001 as compared with the three months ended March 31, 2000 as the number of customer accounts almost tripled from 82,000 at March 31, 2000 to 233,000 at March 31, 2001. This increase in non-interest expense was primarily the result of increases in customer service ($2.8 million), data processing ($0.8 million) and depreciation and amortization ($0.6 million), offset by a decrease in marketing expenditures ($1.2 million). Customer service and data processing increased due to variable expenses associated with the addition of new customer accounts. Customer service also increased due to increased loan servicing expenses associated with the continued expansion of our loan portfolio and due to larger cash item losses during the three months ended March 31, 2001 than those incurred during the three months ended March 31, 2000. Depreciation and amortization increased due to larger amortization expense associated with larger capitalized software costs as compared with the balance at March 31, 2000.

EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

None

(b)
No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.
By:	/s/ LAURA P. MOON Laura P. Moon Chief Accounting Officer

Dated: May 14, 2001