Form 10-Q
period 2001-06-30
NETBANK INC
filed 2001-08-14
CIK 1035826

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

Commission File No. 0–22361

NETBANK, INC.

(Exact name of registrant as specified in its charter)

Georgia	58–2224352
(State of incorporation)	(I.R.S. Employer Identification Number)

11475 Great Oaks Way
Suite 100
Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (770) 343–6006

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15() of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding At August 8, 2001
Common Stock, par value $.01	30,267,699

NETBANK, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETBANK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in 000's except share amounts)

	June 30,	December 31,
	2001	2000

ASSETS
Cash and cash equivalents:
Cash and due from banks	$12,178	$4,733
Federal funds sold	59,872	7,225

Total cash and cash equivalents	72,050	11,958
Investment securities available for sale-At fair value (amortized cost of $375,820 and $389,443, respectively)	378,014	388,910
Stock of Federal Home Loan Bank of Atlanta-At cost	30,225	26,450
Loans receivable held for sale	219,737	-
Loans receivable-Net of allowance for loan losses of $16,069 and $13,421, respectively	1,331,163	1,363,784
Accrued interest receivable	6,670	6,952
Furniture, equipment and capitalized software-Net	11,084	8,755
Goodwill — Net	17,700	-
Derivatives	1,728	-
Due from servicers	68,964	27,367
Other assets	23,278	8,514

Total assets	$2,160,613	$1,842,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$1,223,499	$980,752
Other borrowed funds	609,492	564,171
Convertible subordinated debt	26,839	26,755
Accrued interest payable	19,761	17,154
Accounts payable and accrued liabilities	16,032	3,251

Total liabilities	1,895,623	1,592,083
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, no par (10,000,000 shares authorized, none outstanding)	-	-
Common stock, $.01 par (100,000,000 shares authorized, 31,737,869 and 30,012,680 shares issued, respectively)	317	300
Additional paid–in capital	267,005	251,579
Retained earnings	8,264	6,688
Accumulated other comprehensive income (loss), net of tax	1,446	(352)
Treasury stock, at cost (1,490,065 and 926,500 shares, respectively)	(12,042)	(7,608)

Total shareholders' equity	264,990	250,607

Total liabilities and shareholders' equity	$2,160,613	$1,842,690

See notes to condensed consolidated financial statements.

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000's except per share amounts)

	2001	2000	2001	2000

	Three months Ended		Six months Ended
	June 30,		June 30,

Interest income:
Loans	$26,435	$19,056	$54,280	$35,092
Investment securities	7,288	7,726	14,782	15,201
Short–term investments	895	164	1,457	367

Total interest income:	34,618	26,946	70,519	50,660
Interest expense:
Deposits	15,209	11,014	30,602	20,504
Other borrowed funds	8,610	7,104	18,344	12,380

Total interest expense	23,819	18,118	48,946	32,884

Net interest income	10,799	8,828	21,573	17,776
Provision for loan losses	126	96	170	278

Net interest income after provision for loan losses	10,673	8,732	21,403	17,498
Non–interest income	3,289	531	5,997	872
Non–interest expense:
Salaries and benefits	2,236	1,330	4,170	3,008
Customer service	3,607	1,438	7,070	3,723
Loan servicing	1,403	961	2,727	702
Marketing	972	4,017	2,655	6,854
Data processing	1,644	596	3,033	1,182
Depreciation and amortization	1,389	573	2,476	1,088
Office expenses	383	225	705	329
Occupancy	215	172	397	358
Travel and entertainment	83	234	192	344
Other	775	337	1,432	1,248

Total non–interest expense	12,707	9,883	24,857	18,836

Income (loss) before income taxes and extraordinary gain	1,255	(620)	2,543	(466)
Income tax (expense) benefit	(476)	210	(967)	158

Income (loss) before extraordinary gain	779	(410)	1,576	(308)

Extraordinary gain on early extinguishment of debt, net of tax	-	2,620	-	7,140

Net income	$779	$2,210	$1,576	$6,832

Basic and diluted net income (loss) before extraordinary gain per common and potential common share outstanding	$0.03	$(0.01)	$0.05	$(0.01)
Net income per common and potential common share outstanding:
Basic	$0.03	$0.07	$0.05	$0.23
Diluted	$0.03	$0.07	$0.05	$0.22
Weighted average common and potential common shares outstanding:
Basic	28,563	29,878	28,722	29,724
Diluted	29,174	30,731	29,303	30,686

See notes to condensed consolidated financial statements.

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in 000's)

	Common Shares	Common Stock ($.01 par)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total

Balance-December 31, 2000	30,013	$300	$251,579	$6,688	$(352)	$(7,608)	$250,607
Comprehensive income:
Net income for six months ended June 30, 2001	-	-	-	1,576	-	-	1,576
Unrealized gain on securities, net of taxes and reclassification adjustment	-	-	-	-	1,798	-	1,798

Comprehensive income							3,374
Purchase of shares of common stock for treasury (1,490 shares held in treasury at June 30, 2001)	-	-	-	-	-	(4,434)	(4,434)

Issuance of stock in conjunction with acquisition	1,689	17	15,115	-	-	-	15,132
Exercise of stock options	36	-	311	-	-	-	311

Balance-June 30, 2001	31,738	$317	$267,005	$8,264	$1,446	$(12,042)	$264,990

See notes to condensed consolidated financial statements. NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000's)

	Six months Ended June 30,

	2001	2000

Operating activities:
Net income	$1,576	$6,832
Adjustments to reconcile net income to net cash used in operating activities:
Net accretion of discounts on investment securities	(3,088)	(899)
Amortization of premiums on purchased loans	8,291	1,812
Provision for loan losses	169	278
Depreciation and amortization	1,389	1,257
Loss on disposal of fixed assets	-	13
Extraordinary gain on debt extinguishment	-	(10,825)
Amortization of debt discount	84	278
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accrued interest receivable	1,169	(191)
Increase in other assets	(212,165)	(15,628)
Loans originated for sale	(14,476)	(31,195)
Proceeds from sale of loans	14,144	33,395
Increase in accrued interest payable	2,607	5,092
Increase in accounts payable and accrued liabilities	3,488	4,183

Net cash used in operating activities	(196,812)	(5,595)
Investing activities:
Purchases of securities available for sale	(179,969)	(45,040)
Purchase of Federal Home Loan Bank stock	(3,775)	(7,250)
Principal repayments on investment securities	43,707	39,465
Sales and maturities of securities available for sale	152,973
Net cash acquired in business combination	10,430
Origination and purchase of loans	(287,264)	(351,582)
Principal payments on loans	309,156	95,882
Capital expenditures	(1,807)	(2,666)

Net cash provided by (used in) investing activities	43,451	(271,191)
Financing activities:
Increase in deposits	242,747	154,532
Net proceeds from the issuance of common stock	311	-
Proceeds from other borrowed funds	360,129	397,228
Repayments of other borrowed funds	(385,300)	(243,239)
Repurchase of convertible subordinated notes	-	(28,303)
Purchase of treasury stock	(4,434)	(3,373)

Net cash provided by financing activities	213,453	276,845

Net increase in cash and cash equivalents	60,092	59
Cash and cash equivalents:
Beginning of period	11,958	13,643

End of period	$72,050	$13,702

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$46,339	$27,937
Cash paid during the period for income taxes	$1,060	$506
Non-cash investing and financing activities:

Issuance of common stock for repurchase of convertible subordinated notes	-	$8,342
Issuance of common stock in conjunction with business combination	$15,132	-

Fair value of assets acquired	$267,086	-
Liabilities assumed	(247,157)	-
Stock issued in transaction	15,132	-
Remaining purchase liability	(797)	-

Cash paid for business	$4,000	-

See notes to condensed consolidated financial statements.

NETBANK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          ORGANIZATION AND BASIS OF PRESENTATION

             NetBank, Inc. is a bank holding company that wholly owns the outstanding stock of NetBank, FSB, a federal savings bank and its wholly owned subsidiary Market Street Mortgage Corporation (“Market Street”), a mortgage company, as well as NetBank Partners, LLC, a partnership involved in strategic partnering opportunities, and NB Partners, Inc. (“NB Partners”) a corporation involved in strategic partnering opportunities, jointly (“NetBank”).

             In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in NetBank's Form 10-K filed with the SEC for the year ended December 31, 2000 and NetBank's Form 10-Q for the quarter ended March 31, 2001. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 2000 amounts have been reclassified for comparability with 2001 amounts.

2.          ACQUISITION

                           On June 29, 2001, NetBank, Inc. acquired all of the outstanding stock of Market Street pursuant to an agreement (the “Agreement”) dated April 15, 2001 and amended as of June 29, 2001 among NetBank, Net Interim, Inc., Republic Bank, Republic Bancorp, Inc. (“Republic”) and certain shareholders of Market Street.  The consideration paid at closing consisted of 1,689,000 shares of NetBank common stock valued at $8.96 per share and cash of $4.0 million.  An additional $0.8 million liability has been recorded for cash consideration to be paid after financial statements reflecting certain post-closing adjustments have been delivered and mutually agreed upon.

The acquisition was accounted for as a purchase and approximately $17.7 million in goodwill was recorded. Amortization for 2001 will be based on a 25 year life. Amortization of goodwill will discontinue January 1, 2002 with NetBank’s adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 3).  Pro-forma financial information assuming the transaction had occurred as of January 1, 2000 and January 1, 2001 follows:

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000

Net interest income	$23,962	$18,224
Income (loss) before extraordinary gain	$4,062	$(1,434)
Net income	$4,062	$5,706
Basic and diluted income (loss) before extraordinary gain per common and common equivalent share	$0.14	$(0.05)
Basic and diluted net income per common and common equivalent share	$0.14	$0.19

The shares of NetBank common stock issued in the acquisition were issued in a private placement.  NetBank has agreed to use its best efforts to register those shares on or before September 27, 2001, with Republic thereafter being entitled to sell that portion of its shares exceeding 5% of NetBank’s then outstanding common stock.  Republic will be precluded from selling any shares in excess of this permitted amount until June 29, 2002.

3.          ACCOUNTING POLICIES

             Reference is made to the accounting policies of NetBank described in the notes to financial statements contained in NetBank's Form 10-K for the year ended December 31, 2000 and Form 10-Q for the three months ended March 31, 2001. The Company has followed those policies in preparing this report.

New accounting pronouncements-

In September 2000, the FASB issued SFAS No. 140,  “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”).  SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of  SFAS 140 did not have an impact on NetBank’s financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141").  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (“SFAS 142”). SFAS 142 changes the accounting for goodwill from an amortization method to an annual impairment test. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. NetBank will implement SFAS 142 on January 1, 2002.

4.          LOANS

             During the three months ended June 30, 2001, NetBank purchased the following loan pools (in 000's):

Types of Loans Purchased	Principal Amount	Premium Amount	Range of Stated Interest Rates

First mortgages	$54,602	$539	7.6%
Second mortgages	87,846	3,547	9.7%
Commercial participations	27,701	-	7.8-8%

Total	$170,149	$4,086

             An analysis of the allowance for loan losses for the three and six months ended June 30, 2001 follows (in 000's):

	For the Three Months Ended June 30, 2001	For the Six Months Ended June 30, 2001

Balance-beginning of period	$14,954	$13,421
Allowance recorded in connection with purchase of loan pools	1,752	3,628
Provision for loan losses	126	170
Loans charged off, net of recoveries	(763)	(1,150)

Balance-end of period	$16,069	$16,069

5.          BORROWINGS

             At June 30, 2001, NetBank’s borrowings consisted primarily of various advances and a warehouse line from the Federal Home Loan Bank (“FHLB”) and the remaining principal outstanding from our convertible subordinated notes (the “Notes”).     Other than one adjustable rate $25,000,000 advance that matures in 2001 and the warehouse line, all of the advances are fixed rate; however, eight advances totaling $255,000,000 may be converted to adjustable rate based on the three month floating LIBOR.  The FHLB warehouse line is a $250,000,000 adjustable line of credit with a floating rate based on  the federal funds rate plus 25 basis points used to fund mortgages originated by Market Street. All of NetBank’s borrowings are secured by NetBank's investment securities or mortgage loans except for the convertible subordinated notes, which are unsecured.

A summary of borrowings, grouped by year of maturity, as of June 30, 2001 follows (in 000’s):

Type of Borrowing	Year of Maturity	Range of Stated Interest Rates	Principal Amount

Reverse repurchase agreement	2001	3.96%	$5,000
FHLB advances	2001	6.47%	44,000
Adjustable rate FHLB advance	2001	3.95%	25,000
FHLB advances	2003	6.88-7.17%	60,000
Convertible subordinated notes	2004	4.75%	27,316
FHLB advances	2004	5.92-6.03%	105,000
FHLB advances	2005	6.02-7.41%	150,000
FHLB advances	2006	5.63%	100,000
FHLB advances	2007	7.50%	25,000
FHLB advances	2009	4.64%	25,000
FHLB warehouse line	Various	4.55%	70,492

		Total	636,808
		Less unamortized discount	477

		Total debt	$636,331

6.          NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

             Basic and diluted net income per common and potential common share have been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common shares (in 000's except per share amounts). The effect of convertible debt securities outstanding has not been included as the assumed conversion of such securities would be anti–dilutive to earnings per share for the three and six months ended June 30, 2000 and 2001.

	Net Income(Numerator)	Shares(Denominator)	Per Share Amount

		2001

Three Months Ended June 30:
Basic EPS	$779	28,563	$0.03
Effect of dilutive securities–options to purchase common shares		611

Diluted EPS	$779	29,174	$0.03

Six Months Ended June 30:
Basic EPS	$1,576	28,722	$0.05
Effect of dilutive securities–options to purchase common shares		581

Diluted EPS	$1,576	29,303	$0.05

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

		2000

Three Months Ended June 30:
Basic EPS	$2,210	29,878	$0.07
Effect of dilutive securities–options to purchase common shares		853

Diluted EPS	$2,210	30,731	$0.07

Six Months Ended June 30:
Basic EPS	$6,832	29,724	$0.23
Effect of dilutive securities–options to purchase common shares		962

Diluted EPS	$6,832	30,686	$0.22

7.          SHAREHOLDERS' EQUITY

             In conjunction with a stock repurchase program announced during the year ended December 31, 2000, NetBank continued acquiring shares of its common stock during the three months ended June 30, 2001. NetBank purchased 191,000 and 654,000 shares of its common stock during the three and six months ended June 30, 2001, respectively, at an aggregate cost of $865,000 and $4,434,000, respectively, bringing the total number of shares held in treasury to 1,490,000 at an aggregate cost of $12,042,000.

8.          DERIVATIVES

             NetBank enters into forward delivery commitments through its wholly-owned subsidiary, Market Street, to protect against changes in the fair value of Market Street’s short-term commitments to fund mortgage loan applications in process (“the pipeline”) and mortgage loans held for sale (“the warehouse”) due to fluctuations in interest rates.  These forward commitments are designated as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  As such, these forward commitments are recorded at fair value on the balance sheet.  NetBank is generally not exposed to significant losses nor does it expect to realize significant gains related to the pipeline or warehouse due to changes in interest rates, net of gains or losses on related hedge positions.

NETBANK, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

             Some of the statements in this report are forward–looking statements. Forward–looking statements include statements regarding the intent, belief or current expectations of NetBank or its officers and directors  and can be identified by the use of forward–looking terms such as "may," "will," "should," "believe," "expect," "anticipate," "estimate," "continue," or comparable terminology. Our actual results could differ materially from those anticipated from the forward–looking statements, depending on various important factors. These factors include a possible decline in asset quality, potential difficulties in integrating our operations with those of companies we acquire,  the evolving nature of the market for internet banking and financial services generally, the possible adverse effects of unexpected changes in the interest rate environment, and increasing competition and regulatory changes. The section headed "Risk Factors" in our prospectus dated June 3, 1999 contains additional details on these and other risks that are material to our operations. All forward–looking statements in this report are based on information available to us as of the date this report was filed with the SEC. We do not undertake to update any forward–looking statements that may be made by us or on our behalf in this prospectus or otherwise.

             General- NetBank, Inc. is a bank holding company that wholly owns the outstanding stock of NetBank, FSB, its wholly owned subsidiary, Market Street Mortgage Corporation (“Market Street”), NetBank Partners, LLC (“NetBank Partners”), and NB Partners, Inc. (“NB Partners”), jointly (“NetBank”).  NetBank, FSB is a federal savings bank and its subsidiary, Market Street is a mortgage company which was acquired effective June 29, 2001.  NetBank Partners is a partnership involved in strategic partnering opportunities and NB Partners is a corporation established during the three months ended June 30, 2001 which is also involved in strategic partnering opportunities.  As of June 30, 2001, NetBank had  232,000 accounts and $1.2 billion in deposits.

             Financial Condition-Our assets were $2.2 billion at June 30, 2001 compared to $1.8 billion at December 31, 2000. The increase of $318 million from December 31, 2000 to June 30, 2001 was primarily the result of the acquisition of all of Market Street’s loans held for sale of $219.7 million offset by a decrease in NetBank’s loan portfolio of $32.6 million  due to scheduled paydowns as well as prepayments due to increased refinancing activity in a declining rate environment.  Management postponed the acquisition of loan pools during the second quarter as most liquid assets were accumulated in anticipation of being used for Market Street’s post-close estimated funding needs, accounting for the $60.1 million increase in cash and cash equivalents from December 31, 2000 to June 30, 2001.  In addition, other assets increased $75.8 million primarily due to the addition of $17.7 million in goodwill related to Market Street, timing differences in collecting amounts due from outside servicers of our loan portfolio, as well as the addition of the core deposit intangible and acquisition costs recorded in conjunction with the Compubank transaction.  Customer deposits increased $167.0 million from internal growth and an additional $75.7 million due to the purchase of 57,000 customer deposit accounts from Compubank during the three months ended March 31, 2001.

             Total liabilities increased $303.5 million to $1.9 billion at June 30, 2001 from $1.6 billion at December 31, 2000 primarily due to the growth of our deposit portfolio internally of $167.0 million as well as an additional  $75.7 million increase due to 57,000 accounts acquired from Compubank. During the six months ended June 30, 2001, NetBank paid off three advances totaling $95 million and obtained one new advance from the FHLB for $100 million. In addition, Market Street had $70.4 million outstanding under a warehouse line agreement with the FHLB at June 30, 2001.  During the six months ended June 30, 2001, NetBank entered into reverse repurchase agreements totaling $260.1 million and repaid reverse repurchase agreements totaling $290.3 million.

             Total shareholders' equity increased $14.4 million from December 31, 2000 to June 30, 2001 primarily due to $15.1 million of capital paid in as a result of 1,689,000 shares of stock issued in conjunction with the Market Street transaction offset by the repurchase of 564,000 shares of our common stock for treasury at an aggregate cost of $4,434,000.  The repurchases were part of a program begun during 2000 that authorized NetBank to purchase up to 1,000,000 common shares from time to time on the open market at price levels NetBank deems attractive. During the six months ended June 30, 2001, NetBank’s Board of Directors authorized an additional 1,000,000 common shares for repurchase under the program.  In addition, shareholders’ equity further increased due to the addition of earnings for the six months ended June 30, 2001 of $1.6 million and an increase in unrealized gains on our securities portfolio of $1.8 million, net of tax.

             Liquidity and Capital Resources  NetBank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financial activities. NetBank's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. NetBank invests excess funds in overnight deposits and other short-term interest–earning assets. NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. NetBank's available for sale securities and short-term interest–earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, NetBank had availability under existing line of credit agreements totaling $263.0 million at June 30, 2001.

             NetBank is required by Office of Thrift Supervision regulations to maintain tangible capital equal to at least 1.5% of tangible assets, core capital equal to at least 3.0% of tangible assets, and total capital equal to at least 8.0% of risk-weighted assets. To be categorized as "well capitalized" under a prompt corrective action plan, NetBank must maintain minimum Tier I, core, and total capital ratios of at least 6%, 5%, and 10%, respectively. NetBank exceeded such requirements with Tier I, core and total capital ratios of 11.9%, 17.6%, and 18.9%,  respectively, at June 30, 2001.

Interest Rate Sensitivity

             We measure interest rate sensitivity as the difference between amounts of interest–earning assets and interest–bearing liabilities that mature, reprice, or repay within a given period of time. The difference, or the interest rate sensitivity "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or have its asset yields adjusted upward, which would result in the yield on its assets increasing at a faster pace than the cost of its interest–bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets maturing at a faster rate than one with a negative gap, which would tend to reduce or restrain the growth of its net interest income.

             The following table sets forth the interest rate sensitivity of our assets and liabilities as of June 30, 2001 (in 000's):

	Less Than Three Months	Over Three Months Through One Year		Over One Year Through Five Years		Over Five Years And Insensitive	Total

	Term to Repricing, Repayment, or Maturity

Interest–Earning Assets:
Cash and cash equivalents	$12,178	$-		$-		$-	$12,178
Federal funds sold	59,872	-		-		-	59,872
Investment securities	67,898	42,864		150,450		116,802	378,014
Stock of Federal Home Loan Bank of Atlanta	30,225	-		-		-	30,225
Loans held for sale	-	-		-		219,737	219,737
Loans receivable	389,382	287,833		555,304		98,644	1,331,163
Total interest–earning assets:	559,555	330,697		705,754		435,183	2,031,189
Non interest–earning assets	-	-		-		129,424	129,424

Total assets	$559,555	$330,697		$705,754		$564,607	$2,160,613

Interest–Bearing Liabilities:
Interest–bearing deposits	$245,179	$775,431		$60,346		$127,185	$1,208,141
Convertible subordinated debt	-	-		26,839		-	26,839
Other borrowed funds	100,492	64,000		395,000		50,000	609,492
Total interest–bearing liabilities:	345,671	839,431		482,185		177,185	1,844,472
Interest–free deposits	-	-		-		15,358	15,358
Other interest–free liabilities and equity	-	-		-		300,783	300,783

Total liabilities and equity	$345,671	839,431		$482,185		$493,326	$2,160,613

Net interest rate sensitivity gap	$213,884	$(508,734)		$223,569		$257,998	$186,717
Cumulative gap	$213,884	$(294,850)		$(71,281)		$186,717	-
Net interest rate sensitivity gap as a percent of interest–earning assets	38.22%	(153.84%	)	31.68%		59.28%	9.19%
Cumulative gap as a percent of cumulative interest–earning assets	38.22%	(33.12%	)	(4.47%	)	9.19%	-

Market Risk

             Our principal business is the originating and purchasing of loans funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of our assets and liabilities are monetary in nature and fluctuations in interest rates, specifically the prime rate, will affect our future net interest income and cash flows. This interest rate risk is our primary market risk exposure. The only derivative financial instruments that we enter into are short-term forward commitments related to loan originations at our mortgage origination subsidiary, Market Street . We have no market risk-sensitive instruments held for trading purposes. Our exposure to market risk is reviewed on a regular basis by our management.

             NetBank measures interest rate risk based on Net Portfolio Value ("NPV") analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets. The board of directors manages NetBank's interest rate risk by establishing limits for the minimum acceptable NPV ratio over a series of hypothetical interest rate scenarios or "rate shocks". As of June 30, 2001, NetBank's estimated NPV ratios were within these board-approved limits. The following table sets forth the estimated percentage change in NetBank's NPV ratio as of June 30, 2001 assuming rate shocks of +300 to -300 basis points:

Limits and Current NPV Ratios

Rate Shock (in basis points)	Board Limits (Minimum NPV Ratios)	Estimated 6/30/01 NPV Ratios

+300	4.0%	10.2%
+200	6.0%	11.2%
+100	6.0%	11.9%
Flat	6.0%	12.6%
-100	6.0%	12.6%
-200	6.0%	12.5%
-300	6.0%	12.3%

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

Investment Securities.  The following tables set forth certain information relating to our available-for-sale securities at June 30, 2001 and December 31, 2000:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	Gross

	June 30, 2001

Mortgage pool securities	$120,647	$730	$68	$121,309
Collateralized mortgage obligations	164,348	1,626	597	165,377
U.S. government agencies	77,377	542	86	77,833
Corporate bonds	9,659	23	10	9,672
Habitat bonds and other	3,789	34	-	3,823

Total	$375,820	$2,955	$761	$378,014

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	Gross

	December 31, 2000

Mortgage pool securities	$1,221	$12	$-	$1,233
Collateralized mortgage obligations	212,487	1,298	1,579	212,206
Unites States government agencies	162,370	-	284	162,086
Corporate bonds	9,652	26	6	9,672
Habitat bonds and other	3,713	-	-	3,713

	$389,443	$1,336	$1,869	$388,910

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan as of June 30, 2001 and December 31, 2000:

	June 30,2001		December 31,2000

Residential mortgages	$838,464	62.2%	$863,340	62.7%
Home equity lines	185,989	13.8	243,657	17.7
Commercial mortgages	182,882	13.6	160,510	11.7
Leases	93,813	7.0	104,743	7.6
Construction	43,124	3.2	1,533	0.1
Consumer	2,516	0.2	2,404	0.1
Auto	444	0.0	1,018	0.1

Total	1,347,232	100.0%	1,377,205	100.0%

Less allowance for loan losses	16,069		13,421

Total	$1,331,163		$1,363,784

             Asset Quality and Non-performing Assets-As of June 30, 2001 and December 31, 2000 NetBank had $2.5 million and $1.0 million loans on non-accrual status, which includes all loans past due 90 days or more.  During the three months ended June 30, 2001 and 2000, we had no restructured loans.

Deposits.  The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by us at June 30, 2001 and December 31, 2000:

	Amount	Percentage	Weighted Average Interest Rate	Amount	Percentage	Weighted Average Interest Rate

		June 30, 2001			December 31, 2000

Non-interest bearing checking accounts	$15,358	1.3%	N/A	$15,123	1.5%	N/A
Interest bearing:
Checking accounts	127,271	10.3	2.1%	69,013	7.0	3.1%
Money market	366,002	29.9	4.3%	268,005	27.3	6.0%
Certificate of deposit under $100,000	599,028	49.0	5.6%	528,618	53.9	6.8%
Certificate of deposit over $100,000	115,840	9.5	5.6%	99,993	10.3	6.8%

Total deposits	$1,223,499	100.0%		$980,752	100.0%

Results of Operations

             As the closing of the Market Street transaction did not occur until June 29, 2001, NetBank’s  results of operations for both the three months and six months ended June 30, 2001 do not reflect the operations of Market Street.  In addition, NetBank Partners had no operations during the six months ended June 30, 2001.  As such, the following discussion relates to the operations of NetBank, NetBank Inc. and NB Partners.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

General.  Income before extraordinary gain for the three months ended June 30, 2001 amounted to $0.8 million, an increase of $1.2 million compared to a $0.4 million loss for the three months ended June 30, 2000. The primary reason for the increase was due to lower marketing expenditures as NetBank slowed its growth rate in exchange for higher profitability during the three months ended June 30, 2001.  In conjunction with a program to repurchase some of our convertible subordinated notes outstanding during the three months ended June 30, 2000, NetBank realized significant extraordinary gains on the early extinguishment of debt and reinvested those gains in marketing programs, accelerated product offerings,  and related infrastructure.  During the three months ended June 30, 2001, we spent less on marketing and continued to carefully manage non-interest expense, while at the same time supporting over twice as many accounts as compared with the three months ended June 30, 2000. The increase in accounts from 104,000 at June 30, 2000 to 232,000 at June 30, 2001 was due to internal growth as well as the conversion of approximately 50,000 former Compubank accounts during the three months ended June 30, 2001.  In addition, income before extraordinary gain was also positively impacted by a $2.8 million increase in fee income for the three months ended June 30, 2001 as compared with the three months ended June 30, 2000.  Net interest margin for the three months ended June 30, 2001 was approximately 2.3%, comparable with the three months ended June 30, 2000 at 2.4%.  Overall net income decreased from $2.2 million to $0.8 million due to the fact that net income for the three months ended June 30, 2000 included a $2.6 million extraordinary gain on early extinguishment of debt.

Interest Income.  Interest income related to our loan and investment portfolio for the three months ended June 30, 2001 was $34.6 million compared to $26.9 million for the three months ended June 30, 2000. The increase in interest income was a result of the growth of our loan portfolio of $298 million from June 30, 2000 to June 30, 2001, compounded by an increase in the average yield on loans from 7.7% for the three months ended June 30, 2000 to 7.9% for the three months ended June 30, 2001. In addition, the investment portfolio decreased slightly from $420.8 million at June 30, 2000 to $378.0 million at June 30, 2001 as most liquid assets were accumulated in anticipation of being used for Market Street’s post-close estimated funding needs.  The yield on the investment portfolio also declined from 7.2% for the three months ended June 30, 2000 to 6.4% for the three months ended June 30, 2001 due to a declining rate environment.

Interest Expense.  For the three months ended June 30, 2001, $15.2 million in interest expense on deposits was recorded compared to $11.0 million for the three months ended June 30, 2000 as a result of our increase in customer deposits from $808.4 million at June 30, 2000 to $1.2 billion at June 30, 2001. That increase was offset by a decrease in the average interest rate paid on deposits from 5.8% for the three months ended June 30, 2000 to 5.1% for the three months ended June 30, 2001. Interest expense associated with other borrowed funds increased $1.5 million from $7.1 million for the three months ended June 30, 2000 to $8.6 million for the three months ended June 30, 2001 due to the addition of several new advances from the FHLB, offset by a decrease in interest expense related to our convertible subordinated notes which we began repurchasing during the three months ended March 31, 2000.

Net Interest Income.  Net interest income is determined by our interest rate spread, which is the difference between the yields earned on our interest–earning assets and the rates paid on our interest–bearing liabilities, and the relative amounts of interest–earning assets and interest–bearing liabilities. Net interest income was $10.8 million, or 2.3% of average interest earning assets  for the three months ended June 30, 2001 compared to $8.8 million, or 2.4% of average interest earning assets for the three months ended June 30, 2000. The increase in net interest income resulted from the increase in the amount of loans and deposits from June 30, 2000 to June 30, 2001. The decrease in interest margin was the result of higher cost of funds during the three months ended June 30, 2001 as compared with the three months ended June 30, 2000.

Provision for Loan Losses.  In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the three months ended June 30, 2001, we recorded $1.8 million as an addition to premiums related to allowance for loan losses for loans purchased during the quarter. In addition, we also recorded a provision for loan losses of $0.1 million related primarily to originated loans and decline in credit quality associated with one specific pool of fixed second mortgages and one specific pool of automobile loans. This compares to a provision of $0.1 million recorded during the three months ended June 30, 2000. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool-by-pool basis for our purchased portfolio and a loan-by-loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

Non-interest Income.  For the three months ended June 30, 2001, we recorded approximately $3.3 million in non-interest income compared to $0.5 million recorded during the three months ended June 30, 2000. The primary component of this increase was the introduction of new fees on customer deposit accounts during the fourth quarter of 2000 and continuing through the first quarter of 2001.  Deposit and loan fees accounted for $2.8 million, or 85% of the $3.3 million in non-interest income recorded during the three months ended June 30, 2001.  The other $0.5 million, or 15% related to gains on securities sold during the three months ended June 30, 2001 as we disposed of certain securities identified as having a high prepayment risk.   In addition, during the three months ended June 30, 2001, NetBank, Inc formed a new subsidiary, NB Partners that signed an agreement with Dundee Bancorp Inc., which gives Toronto-based Dundee Bancorp the exclusive right to sell banking products and services using limited NetBank trademarks in Canada through a trust company subsidiary. NB Partners received an annual licensing fee which is being amortized over twelve months and minority ownership in the new Dundee Bancorp subsidiary.

Non-interest Expenses.  Non-interest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Non-interest expense increased 28.6%, or $2.8 million, for the three months ended June 30, 2001 as compared with the three months ended June 30, 2000 as the number of customer accounts increased over twofold from 104,000 at June 30, 2000 to 232,000 at June 30, 2001 which includes the conversion of approximately 50,000 former Compubank accounts during the quarter. The largest increases in non–interest expense occurred in customer service ($2.2 million), loan servicing ($0.4 million), data processing ($1.0 million) and depreciation and amortization ($0.8 million), offset by a decrease in marketing expenditures ($3.0 million).  Customer service and data processing increased due to variable expenses associated with the addition of new customer accounts and other expenses related to the conversion of the 50,000 former Compubank accounts. Customer service was also impacted by larger cash item losses during the three months ended June 30, 2001 than those incurred during the three months ended June 30, 2000 due to the increased size of the deposit portfolio.  Loan servicing increased due to the continued expansion of our loan portfolio. Depreciation and amortization increased due to larger amortization expense associated with larger capitalized software costs as compared with the balance at June 30, 2000.  Marketing expenditures returned to a more normalized amount as compared with the the same period last year when we had substantially increased our marketing expenditures in conjunction with the recognition of an extraordinary gain on the early extinguishment of debt.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

General. Income before extraordinary gain for the six months ended June 30, 2001 amounted to $1.6 million, an increase of $1.9 million compared to a $0.3 million loss for the six months ended June 30, 2000. The primary reason for the increase was due to lower marketing expenditures as NetBank slowed its growth rate in exchange for higher profitability during the six months ended June 30, 2001.  In conjunction with a program to repurchase some of our convertible subordinated notes outstanding during the six months ended June 30, 2000, NetBank realized significant extraordinary gains on the early extinguishment of debt and reinvested those gains in marketing programs, accelerated product offerings, and related infrastructure.  During the six months ended June 30, 2001, we spent less on marketing and continued to carefully manage non-interest expense, while at the same time supporting over twice as many accounts as compared with the six months ended June 30, 2000. The increase in accounts from 104,000 at June 30, 2000 to 232,000 at June 30, 2001 was due to internal growth as well as the conversion of 50,000 former Compubank accounts during the six months ended June 30, 2001.  In addition, income before extraordinary gain was also positively impacted by a $5.1 million increase in fee income for the six months ended June 30, 2001 as compared with the six months ended June 30, 2000.  Net interest margin for the six months ended June 30, 2001 was approximately 2.3%, as compared with 2.6% for the six months ended June 30, 2000 due primarily to higher cost of funds.   Overall net income decreased from $6.8 million to $1.6 million due to the fact that net income for the six months ended June 30, 2000 included a $7.1 million extraordinary gain on early extinguishment of debt.

Interest Income.  Interest income related to our loan and investment portfolio for the six months ended June 30, 2001 was $70.5 million compared to $50.7 million for the six months ended June 30, 2000. The increase in interest income was a result of the growth of our loan portfolio of $298.0 million from June 30, 2000 to June 30, 2001, compounded by an increase in the average yield on loans from  7.6% for the six months ended June 30, 2000 to    8.1% for the six months ended June 30, 2001. In addition, the investment portfolio decreased slightly from $420.8 million at June 30, 2000 to $378.0 million at June 30, 2001 as most liquid assets were accumulated in anticipation of being used for Market Street’s post-close estimated funding needs.  The yield on the investment portfolio was 7.2% for the six months ended June 30, 2000 as compared with 6.6% for the six months ended June 30, 2001.

Interest Expense.  For the six months ended June 30, 2001, $30.6 million in interest expense on deposits was recorded compared to $20.5 million for the six months ended June 30, 2000 as a result of our increase in customer deposits from $808.4 million at June 30, 2000 to $1.2 billion at June 30, 2001. The average interest rate paid on deposits decreased slightly from 5.7% for the six months ended June 30, 2000 to 5.6% for the six months ended June 30, 2001. Interest expense associated with other borrowed funds increased $6.0 million from $12.4 million for the six months ended June 30, 2000 to $18.3 million for the six months ended June 30, 2001 due to the addition of several new advances from the FHLB offset by a decrease in interest expense related to our convertible subordinated notes which we began repurchasing during the three months ended March 31, 2000.

Net Interest Income.  Net interest income is determined by our interest rate spread, which is the difference between the yields earned on our interest–earning assets and the rates paid on our interest–bearing liabilities, and the relative amounts of interest–earning assets and interest–bearing liabilities. Net interest income was $21.6 million, or 2.3% of average interest earning assets for the six months ended June 30, 2001 compared to $17.8 million, or 2.6% of average interest earning assets for the six months ended June 30, 2000. The increase in net interest income resulted from the increase in the amount of loans and deposits from June 30, 2000 to June 30, 2001. The decrease in interest margin was the result of higher cost of funds during the six months ended June 30, 2001 as compared with the six months ended June 30, 2000.

Provision for Loan Losses.  In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the six months ended June 30, 2001, we recorded $3.7 million as an addition to premiums related to allowance for loan losses for loans purchased during the period. In addition, we also recorded a provision for loan losses of $0.2 million as compared with $0.3 million recorded during the six months ended June 30, 2000 related primarily to originated loans and declines in credit quality associated with one specific pool of fixed second mortgages and one specific pool of automobile loans. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool by pool basis for our purchased portfolio and a loan by loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

Non–interest Income.  For the six months ended June 30, 2001, we recorded approximately $6.0 million in non-interest income compared to $0.9 million recorded during the six months ended June 30, 2000. The primary component of this increase was the introduction of new fees on customer deposit accounts during the fourth quarter of 2000 and continuing through the first quarter of 2001.  Deposit and loan fees accounted for $4.5 million, or 75% of the $6.0 million in non-interest income recorded during the three months ended June 30, 2001.  The other $1.5 million, or 25% related to gains on securities sold during the six months ended June 30, 2001 as we disposed of certain securities identified as having a high prepayment risk. In addition, during the six months ended June 30, 2001, NetBank, Inc formed a new subsidiary, NB Partners that signed an agreement with Dundee Bancorp Inc., which gives Toronto-based Dundee Bancorp the exclusive right to sell banking products and services using limited NetBank trademarks in Canada through a trust company subsidiary. NB Partners received an annual licensing fee which is being amortized over twelve months and minority ownership in the new Dundee Bancorp subsidiary.

Non–interest Expenses.  Non-interest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Non-interest expense increased 32.0%, or $6.0 million, for the six months ended June 30, 2001 as compared with the six months ended June 30, 2000 as the number of customer accounts increased over twofold from 104,000 at June 30, 2000 to 232,000 at June 30, 2001 which includes the conversion of approximately 50,000 former Compubank accounts during the quarter. The largest increases in non–interest expense occurred in customer service ($3.3 million), loan servicing ($2.0 million), data processing ($1.9 million) and depreciation and amortization ($1.4 million), offset by a decrease in marketing expenditures ($4.2 million).  Customer service and data processing increased due to variable expenses associated with the addition of new customer accounts and other expenses related to the conversion of the 50,000 former Compubank accounts. Customer service was also impacted by larger cash item losses during the six months ended June 30, 2001 than those incurred during the six months ended June 30, 2000 due to the increased size of the deposit portfolio.  Loan servicing increased due to the continued expansion of our loan portfolio. Depreciation and amortization increased due to larger amortization expense associated with larger capitalized software costs as compared with the balance at June 30, 2000.  Marketing expenditures returned to a more normalized amount as compared with the the same period last year when we had substantially increased our marketing expenditures in conjunction with the recognition of an extraordinary gain on the early extinguishment of debt.

Submission of Matters to a Vote of Shareholders

             On April 26, 2001, NetBank, Inc. held its annual meeting of shareholders at which the following actions were taken:

Election of Directors for a Term Expiring in 2004			Votes For	Votes Witheld

D.R. Grimes			21,697,284	532,636
T. Stephen Johnson.			22,171,390	58,530
Mack I. Whittle, Jr.			22,180,614	49,306
Michael R. Fitzgerald			21,701,343	528,577

	Votes For	Votes Against	Abstentions	Broker Non-Votes

Ratification of Deloitte & Touche LLP as Independent Auditors	22,181,222	26,425	22,273

	Votes For	Votes Against	Abstentions	Broker Non-Votes

Approval of the NetBank, Inc. Employee Stock Purchase Plan	21,956,720	239,857	33,343

EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             None

(b)        Current reports on Form 8(k) were filed April 30, 2001 and July 13, 2001 relating to our acquisition of Market Street.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.

By:
/s/ Laura P. Moon

Laura P. Moon
Chief Accounting Officer

Dated: August 14, 2001