Form 10-Q
period 2001-09-30
NETBANK INC
filed 2001-11-14
CIK 1035826

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

Commission File No. 0–22361

NETBANK, INC.
(Exact name of registrant as specified in its charter)

Georgia	58–2224352
(State of incorporation)	(I.R.S. Employer Identification Number)

11475 Great Oaks Way
Suite 100
Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip Code)
(770) 343–6006
Registrant's telephone number, including area code:

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15() of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding At November 7, 2001
Common Stock, par value $.01	31,759,264

Item 1.

NETBANK, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETBANK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in 000's except share amounts)

	September 30,	December 31,
	2001	2000
ASSETS
Cash and cash equivalents:
Cash and due from banks	$10,092	$4,733
Federal funds sold	31,499	7,225
Total cash and cash equivalents	41,591	11,958
Investment securities available for sale-At fair value (amortized cost of $698,498, and $389,443, respectively)	707,669	388,910
Stock of Federal Home Loan Bank of Atlanta-At cost	36,141	26,450
Loans receivable held for sale-Net of allowance for loan losses of $10	232,633	-
Loans receivable-Net of allowance for loan losses of $17,879 and $13,421, respectively	1,349,770	1,363,784
Accrued interest receivable	9,569	6,952
Furniture, equipment and capitalized software-Net	12,238	8,755
Goodwill — Net	19,287	-
Due from servicers	51,391	27,367
Other assets	24,155	8,514
Total assets	$2,484,444	$1,842,690

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits	$1,342,539	$980,752
Other borrowed funds	752,817	564,171
Convertible subordinated debt	26,881	26,755
Accrued interest payable	20,423	17,154
Derivatives	4,265	-
Loans in process	55,189	-
Accounts payable and accrued liabilities	18,486	3,251

Total liabilities	2,220,600	1,592,083
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, no par (10,000,000 shares authorized, none outstanding)	-	-
Common stock, $.01 par (100,000,000 shares authorized, 31,751,369, and 30,012,680 shares issued, respectively)	318	300
Additional paid–in capital	267,023	251,579
Retained earnings	10,413	6,688
Accumulated other comprehensive income (loss), net of tax	4,310	(352)
Treasury stock, at cost (2,317,765 and 926,500 shares, respectively)	(18,220)	(7,608)
Total shareholders' equity	263,844	250,607
Total liabilities and shareholders' equity	$2,484,444	$1,842,690

See notes to condensed consolidated financial statements.

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000's except per share amounts)

	Three months Ended		Nine months Ended
	September 30,		September 30,
Interest income:	2001	2000	2001	2000
Loans	$28,908	$22,268	$83,188	$57,361
Investment securities	9,374	8,304	24,156	23,505
Short–term investments	663	176	2,120	543
Total interest income:	38,945	30,748	109,464	81,409

Interest expense:
Deposits	15,194	13,428	45,796	33,931
Other borrowed funds	10,970	8,211	29,314	20,592
Total interest expense	26,164	21,639	75,110	54,523

Net interest income	12,781	9,109	34,354	26,886

Provision for loan losses	83	(11)	253	267

Net interest income after provision for loan losses	12,698	9,120	34,101	26,619

Non–interest income:
Fee income	13,367	864	16,841	1,550
Gain on sales of mortgage loans and servicing rights	3,931	-	3,931	-
Gain on sales of securities	1,034	180	3,557	366
Total non-interest income	18,332	1,044	24,329	1,916

Non–interest expense:
Salaries and benefits	12,377	1,588	16,547	4,596
Customer service	3,259	2,022	10,329	4,784
Loan servicing	1,350	1,066	4,077	2,728
Marketing	1,488	3,187	4,143	10,041
Data processing	2,188	868	5,221	2,050
Depreciation and amortization	1,755	695	4,231	1,784
Office expenses	1,294	255	1,999	584
Occupancy	986	172	1,383	529
Travel and entertainment	152	249	344	593
Other	2,717	624	4,148	1,875
Total non–interest expense	27,566	10,726	52,422	29,564
Income (loss) before income taxes and extraordinary gain	3,464	(562)	6,008	(1,029)
Income tax (expense) benefit	(1,316)	192	(2,283)	350
Income (loss) before extraordinary gain	2,148	(370)	3,725	(679)
Extraordinary gain on early extinguishment of debt, net of tax	-	1,091	-	8,232

Net income	$2,148	$721	$3,725	$7,553

Basic and diluted net income (loss) before extraordinary gain per common and potential common share outstanding	$0.07	$(0.01)	$0.13	$(0.02)
Extraordinary gain per common and potential common share outstanding:	$-	$0.03	$-	$0.27
Net income per common and potential common share outstanding:
Basic	$0.07	$0.02	$0.13	$0.25
Diluted	$0.07	$0.02	$0.13	$0.25
Weighted average common and potential common shares outstanding:
Basic	30,182	29,672	29,214	29,706
Diluted	30,711	30,526	29,777	30,652

See notes to condensed consolidated financial statements.

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in 000's)

	Common Shares	Common Stock ($.01 par)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total
Balance-December 31, 2000	30,013	$300	$251,579	$6,688	$(352)	$(7,608)	$250,607
Comprehensive income:
Net income for nine months ended September 30, 2001	-	-	-	3,725	-	-	3,725
Unrealized gain on securities, net of taxes and reclassification adjustment	-	-	-	-	4,662	-	4,662
Comprehensive income							8,387
Purchase of shares of common stock for treasury (2,317,765 shares held in treasury at September 30, 2001)	-	-	-	-	-	(10,612)	(10,612)
Issuance of stock in conjunction with acquisition	1,689	17	15,115	-	-	-	15,132
Exercise of stock options	49	1	329	-	-	-	330
Balance-September 30, 2001	31,751	$318	$267,023	$10,413	$4,310	$(18,220)	$263,844

See notes to condensed consolidated financial statements.

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000's)

	Nine months Ended September 30,
	2001	2000
Operating activities:
Net income	$3,725	$7,553
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Extraordinary gain on debt extinguishment	-	(12,473)
Gain on sales of mortgage servicing rights	(607)	-
Gain on sales of securities available for sale	(2,523)	(180)
Amortization of premiums and discounts on investments	8,290	5,866
Amortization of mortgage servicing rights	42	-
Provision for loan losses	253	267
Depreciation and amortization	4,028	1,784
Origination of mortgage loans held for sale	(586,049)	(61,438)
Proceeds from sale of loans held for sale	576,535	63,061
Capitalization of mortgage servicing rights	(10,512)	-
Change in assets and liabilities:
Increase in accrued interest receivable	(2,012)	(2,026)
Increase in prepaid expenses and other assets	(24,102)	(14,763)
Increase in accrued interest payable	3,269	9,485
(Decrease) increase in accrued expense and other liabilities	(3,903)	3,948
Net cash provided by (used in) operating activities	(33,566)	1,084

Investing activities:
Purchase of securities available for sale	(634,412)	(97,234)
Principal repayments on investment securities	75,427	62,281
Proceeds from sale of servicing rights	11,734	-
Sales and maturities of securities	220,622	48,716
Net cash acquired in business combination	9,595	-
Origination and purchase of loans	(688,603)	(611,994)
Principal repayments on loans	696,443	169,310
Capital expenditures	(5,273)	(4,222)
Net cash used in investing activities	(314,467)	(433,143)

Financing activities:
Increase in Deposits	361,788	255,360
Proceeds from borrowed funds	441,460	994,091
Repayments of borrowed funds	(415,300)	(785,914)
Net Proceeds from issuance of common stock	330	8,348
Repurchase of treasury stock	(10,612)	(3,373)
Repurchase of convertible subordinated notes	-	(44,605)
Net cash provided by (used in) financing activities	377,666	(423,907)

Net increase (decrease) in cash	29,633	(8,152)

Cash at beginning of period	11,958	13,643

Cash at end of period	$41,591	$5,491
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$71,841	$45,037
Cash paid during the period for income taxes	$1,460	$1,378

Non-cash investing and financing activities:

Issuance of common stock for repurchase of convertible subordinated notes	-	$8,342
Fair value of assets acquired	$267,124	-
Liabilities assumed	(247,157)	-
Less stock issued in transaction	15,132	-
Cash paid for business	$4,835	-

See notes to condensed consolidated financial statements.

NETBANK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          ORGANIZATION AND BASIS OF PRESENTATION

             NetBank, Inc. is a bank holding company that wholly owns the outstanding stock of NetBank, FSB, a federal savings bank and its wholly owned subsidiary Market Street Mortgage Corporation (“Market Street”), a mortgage company, as well as NB Partners, Inc. (“NB Partners”) and its subsidiary NetBank Partners, LLC (“NetBank Partners”), both partnerships involved in strategic partnering opportunities, jointly (“NetBank”).

             In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in NetBank's Form 10-K filed with the SEC for the year ended December 31, 2000 and NetBank's Form 10-Qs for the quarters ended March 31, 2001and June 30, 2001. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 2000 amounts have been reclassified for comparability with 2001 amounts.

2.          ACQUISITION

             On June 29, 2001, NetBank, Inc. acquired all of the outstanding stock of Market Street pursuant to an agreement (the “Agreement”) dated April 15, 2001 and amended as of June 29, 2001 among NetBank, Net Interim, Inc., Republic Bank, Republic Bancorp, Inc. (“Republic”) and certain shareholders of Market Street.  The consideration paid, which was finalized during the three months ended September 30, 2001, consisted of 1,689,000 shares of NetBank common stock valued at $8.96 per share and cash of $3.8 million.  The acquisition was accounted for as a purchase and approximately $20.0 million in goodwill, including transaction costs, was recorded. Amortization for 2001 is based on a 25 year life. Amortization of goodwill will discontinue January 1, 2002 with NetBank’s adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 3).  Pro-forma financial information assuming the transaction had occurred as of January 1, 2000 and January 1, 2001 follows:

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Net interest income	$36,716	$24,338
Income (loss) before extraordinary gain	$8,581	$(380)
Net income	$6,785	$6,376
Basic and diluted income (loss) before extraordinary gain per common and common equivalent share	$0.27	$(0.01)
Basic and diluted net income per common and common equivalent share	$0.22	$0.20

The shares of NetBank common stock issued in the acquisition were registered for public resale effective October 17, 2001. Under the terms of the Agreement, Republic is entitled to sell that portion of its shares exceeding 5% of NetBank’s outstanding common stock and is precluded from selling any shares in excess of this permitted amount until June 29, 2002.

3.          ACCOUNTING POLICIES

             Reference is made to the accounting policies of NetBank described in the notes to financial statements contained in NetBank's Form 10-K for the year ended December 31, 2000 and Form 10-Qs for the quarters ended March 31, 2001 and June 30, 2001. The Company has followed those policies in preparing this report.  In addition, the following accounting policies were adopted during the three months ended September 30, 2001:

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market.  Commitments to either purchase or sell loans are included in determining market value.  Gains or losses resulting from loan sales are recognized based on the difference between the net sale proceeds and the net book value of the loans sold.  Losses, if any, related to aggregate commitments to purchase or originate loans are recorded if the estimated market value of the loans upon their ultimate sale is below the cost of the related loans.  Mortgage servicing fees are calculated based on the outstanding principal balance of the loans serviced and recognized in the period in which they are received.

Hedging Activities

Market Street uses mandatory forward delivery commitments to manage interest rate risk in its production pipeline.  Gains and losses on those forward commitments, which are used to manage ratelocked fixed rate mortgage commitments, are included in the cost basis used to calculate the gain (loss) on the sale of mortgages.

Mortgage Servicing Rights

Mortgage servicing rights include certain costs incurred in the origination and acquisition of mortgage servicing rights (“originated and purchased servicing”) which are deferred and amortized over the expected life of the loan.  The total cost of acquiring mortgage loans, either through origination activities or purchase transactions, is allocated between the mortgage servicing rights and the loans based on their relative fair values.  The fair values of mortgage servicing rights are estimated by calculating the present value of the expected future cash flows associated with such rights, incorporating assumptions that market participants would use in their estimates of future servicing rights is measured on a disaggregated basis by stratifying the mortgage servicing rights based on one or more predominant risk characteristics of the underlying loans, including interest rate and loan type.  Impairment is recognized through a valuation allowance for each individual stratum.

Gains or losses resulting from the sale of servicing rights are recognized when the title and substantially all risks and rewards are irrevocably passed to the buyer.

New accounting pronouncements-

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (“SFAS 142”). SFAS 142 changes the accounting for goodwill from an amortization method to an annual impairment test. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. NetBank will implement SFAS 142 on January 1, 2002.

4.          LOANS

             During the three months ended September 30, 2001, NetBank purchased the following loan pools (in 000's):

Types of Loans Purchased	Principal Amount	Premium Amount	Range of Stated Interest Rates
First mortgages	$22,014	$167	6.94%
Second mortgages	86,558	2,895	9.17%
Commercial participations	66,023	-	7.76-7.86%
Total	$174,595	$3,062

             An analysis of the allowance for loan losses for the three and nine months ended September 30, 2001 follows (in 000's):

	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 30, 2001
Balance-beginning of period	$16,069	$13,421
Allowance recorded in connection with purchase of loan pools	2,462	6,090
Provision for loan losses	83	253
Loans charged off, net of recoveries	(725)	(1,875)

Balance-end of period	$17,889	$17,889

5.          BORROWINGS

             At September 30, 2001, NetBank’s borrowings consisted of various advances from the Federal Home Loan Bank (“FHLB”), a warehouse line from the FHLB related to Market Street, a reverse repurchase agreement and the remaining principal outstanding from our convertible subordinated notes (the “Notes”).   All of the FHLB advances are fixed rate; however, six advances totaling $180,000,000 may be converted to adjustable rate based on the three month floating LIBOR.  The FHLB warehouse line is a $250,000,000 adjustable line of credit with a floating rate based on the federal funds rate plus 50 basis points used to fund mortgages originated by Market Street. All of NetBank’s borrowings are secured by NetBank's investment securities or mortgage loans except for the Notes, which are unsecured.

A summary of borrowings, grouped by year of maturity, as of September 30, 2001 follows (in 000’s):

Type of Borrowing	Year of Maturity	Range of Stated Interest Rates	Principal Amount
Overnight reverse repurchase agreement	2001	3.96%	$50,000
FHLB advances	2001	6.47%	44,000
FHLB advances	2003	6.88-7.17%	60,000
Convertible subordinated notes	2004	4.75%	27,316
FHLB advances	2004	5.92-6.03%	105,000
FHLB advances	2005	6.02-7.41%	150,000
FHLB advances	2006	5.63%	100,000
FHLB advances	2007	7.50%	25,000
FHLB advances	2009	4.64%	25,000
FHLB advances	2003	4.67%	50,000
FHLB advances	2004	5.11-5.12%	50,000
FHLB warehouse line	Various	3.5%	93,817
		Total	780,133
		Less unamortized discount	435
		Total debt	$779,698

6.          NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

             Basic and diluted net income per common and potential common share have been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common shares (in 000's except per share amounts). The effect of convertible debt securities outstanding has not been included as the assumed conversion of such securities would be anti–dilutive to earnings per share for the three and nine months ended September 30, 2000 and 2001.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
		2001
Three Months Ended September 30:
Basic EPS	$2,148	30,182	$0.07
Effect of dilutive securities–options to purchase common shares		529
Diluted EPS	$2,148	30,711	$0.07

Nine Months Ended September 30:
Basic EPS	$3,725	29,214	$0.13
Effect of dilutive securities–options to purchase common shares		563
Diluted EPS	$3,725	29,777	$0.13

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
		2000
Three Months Ended September 30:
Basic EPS	$721	29,672	$0.02
Effect of dilutive securities–options to purchase common shares		854
Diluted EPS	$721	30,526	$0.02
Nine Months Ended September 30:
Basic EPS	$7,553	29,706	$0.25
Effect of dilutive securities–options to purchase common shares		946
Diluted EPS	$7,553	30,652	$0.25

7.          SHAREHOLDERS' EQUITY

             In conjunction with a stock repurchase program announced during the year ended December 31, 2000, NetBank continued acquiring shares of its common stock during the three months ended September 30, 2001. NetBank purchased 827,700 and 1,391,265 shares of its common stock during the three and nine months ended September 30, 2001, respectively, at an aggregate cost of $6,178,000 and $10,612,000, respectively, bringing the total number of shares held in treasury to 2,317,765, at an aggregate cost of $18,220,000.

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

9.          BUSINESS SEGMENTS

             NetBank, Inc. principal activities include retail banking and mortgage lending.  The retail banking segment primarily consists  of the offering of consumer banking products such as checking, money market, and certificates of deposit and the purchase of bulk loan portfolios.  The mortgage lending segment, which was acquired on June 29, 2001, primarily originates first mortgage loans and packaged pools of such loans for sale into the secondary market.  The financial information for each business segment reflects specific identifiable transactions or allocated transactions based on an internal allocation method. The measurement of the performance of the business segments is based on the management structure of NetBank, Inc. and is not necessarily comparable with similar information from any other financial institution. The information presented is also not necessarily indicative of the segment’s operations if they were independent entities.

	Banking	Mortgage	Eliminations	Consolidated	Banking	Mortgage
	Three months Ended				Nine months Ended
	September 30, 2001				September 30, 2001
Net interest income	$11,362	$1,419			$32,935	$1,419
Non-interest income	$4,179	$14,153			$10,176	$14,153
Non-interest expense	$12,597	$14,969			$37,455	$14,969
Provision for loan losses	$76	$7			$246	$7
Income before taxes and extraordinary items	$2,867	$597			$5,411	$597
Total assets	$2,321,226	$278,125	$(114,907)	$2,484,444

NETBANK, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

             Some of the statements in this report are forward–looking statements. Forward–looking statements include statements regarding the intent, belief or current expectations of NetBank or its officers and directors  and can be identified by the use of forward–looking terms such as "may," "will," "should," "believe," "expect," "anticipate," "estimate," "continue," or comparable terminology. Our actual results could differ materially from those anticipated from the forward–looking statements, depending on various important factors. These factors include a possible decline in asset quality, potential difficulties in integrating our operations with those of companies we acquire, the cyclical nature of the mortgage banking industry generally, the evolving nature of the market for internet banking and financial services generally, the possible adverse effects of unexpected changes in the interest rate environment, and increasing competition and regulatory changes. The section headed "Risk Factors" in our prospectus dated June 3, 1999 contains additional details on these and other risks that are material to our operations. All forward–looking statements in this report are based on information available to us as of the date this report was filed with the SEC. We do not undertake to update any forward–looking statements that may be made by us or on our behalf in this prospectus or otherwise.

             General- NetBank, Inc. is a bank holding company that wholly owns the outstanding stock of NetBank, FSB, its wholly owned subsidiary, Market Street Mortgage Corporation (“Market Street”), and NB Partners, Inc. (“NB Partners”) and its wholly owned subsidiary NetBank Partners, LLC (“NetBank Partners”), jointly (“NetBank”).  NetBank, FSB is a federal savings bank and its subsidiary, Market Street is a mortgage company which was acquired on June 29, 2001.  NB Partners and NetBank Partners are both involved in strategic partnering opportunities.  As of September 30, 2001, NetBank had 232,000 accounts and $1.3 billion in deposits.

             Financial Condition-Our assets were $ 2.5 billion at September 30, 2001 compared to $1.8 billion at December 31, 2000. The increase of $641.8 million from December 31, 2000 to September 30, 2001 was primarily the result of the acquisition of Market Street which added loans held for sale of $232.6 million and the net change in securities available for sale of $318.8 million offset by a decrease in NetBank’s loan portfolio of $14.0 million.  During the second quarter of 2001, management postponed regularly scheduled acquisitions of loan pools to accumulate cash for Market Street’s funding needs.  Since the acquisition of Market Street on June 29, 2001, NetBank has supplied an average of $107.9 million of Market Street’s funding needs in the form of an intercompany line of credit.  The remaining portion of Market Street’s funding is provided by a $250 million warehouse line of credit with the Federal Home Loan Bank of Atlanta.  During the three months ended September 30, 2001, NetBank’s deposits grew $119.0 million and other borrowed funds increased approximately $143.0 million which allowed us to resume a normal schedule of bulk loan pool purchases for the quarter.  However, due to scheduled paydowns as well as higher prepayment activity as a result of refinancing activity related to the declining rate environment, overall loan balances have decreased $14.0 million compared to December 31, 2000.  Conversely, Market Street’s originations have been stronger than anticipated due to the increased refinancing activity during the three months ended September 30, 2001.

             In addition, during the nine months ended September 30, 2001, goodwill of $20.0 million, including transaction costs, was recorded as a result of acquiring Market Street.  Other assets increased $15.6 million primarily due to the addition of Market Street’s other assets as well as  $6.9 million in core deposit intangible and related conversion costs recorded in conjunction with the Compubank transaction.  Due from servicers increased $24.0 million due to timing differences in remittances  from outside servicers of our loan portfolio.  Customer deposits increased $286.1 million from internal growth which remains strong due to competitive rates offered on our deposit products as well as focused cross-sell efforts aimed at increasing average balances combined with focused marketing campaigns either on-line or through affinity programs.  In addition, deposits increased by  $75.7 million during the three months ended March 31, 2001 due to the purchase of 50,000 customer deposit accounts from Compubank.

             Total liabilities increased $628.5 million to $2.2 billion at September 30, 2001 from $1.6 billion at December 31, 2000 primarily due to the growth of our deposit portfolio internally of $286.1 million and an additional  $75.7 million increase due to 50,000 accounts acquired from Compubank.  Other borrowed funds increased $188.6 million due to the addition of Market Street’s warehouse line with the FHLB and the addition of five new advances to NetBank from the FHLB totaling $200 million, offset by the repayment of four advances totaling $120 million to the FHLB.  During the nine months ended September 30, 2001, NetBank entered into reverse repurchase agreements totaling $984.9 million and repaid reverse repurchase agreements totaling $ 934.9 million.   In addition the liability related to Market Street’s loans in process at period end totaled $55.2 million at September 30, 2001.

             Total shareholders' equity increased $13.2 million from December 31, 2000 to September 30, 2001 primarily due to $15.1 million of capital paid in as a result of 1,689,000 shares of stock issued in conjunction with the Market Street transaction offset by the repurchase of 1,391,265 shares of our common stock for treasury at an aggregate cost of $10.6 million.  The repurchases were part of a program begun during 2000 that authorized NetBank to purchase up to 1,000,000 common shares from time to time on the open market at price levels NetBank deems attractive. During the nine months ended September 30, 2001, NetBank’s Board of Directors authorized an additional 2,000,000 common shares for repurchase under the program.  In addition, shareholders’ equity further increased due to the addition of earnings for the nine months ended September 30, 2001 of $3.7 million and an increase in unrealized gains on our securities portfolio of $4.7 million, net of tax.

             Liquidity and Capital Resources  NetBank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financial activities. NetBank's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. NetBank invests excess funds in overnight deposits and other short-term interest–earning assets. NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. NetBank's available for sale securities and short-term interest–earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, NetBank had availability under existing line of credit agreements totaling $587 million at September 30, 2001.

             NetBank is required by Office of Thrift Supervision regulations to maintain tangible capital equal to at least 1.5% of tangible assets, core capital equal to at least 3.0% of tangible assets, and total capital equal to at least 8.0% of risk-weighted assets. To be categorized as "well capitalized" under a prompt corrective action plan, NetBank must maintain minimum Tier I, core, and total capital ratios of at least 6%, 5%, and 10%, respectively. NetBank exceeded such requirements with Tier I, core and total capital ratios of   14.7%, 8.69%, and 15.84%,  respectively, at September 30, 2001.

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

             The following table sets forth the interest rate sensitivity of our assets and liabilities as of September 30, 2001 (in 000's):

	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years And Insensitive	Total
	Term to Repricing, Repayment, or Maturity
Interest–Earning Assets:
Cash and cash equivalents	$10,092	$-	$-	$-	$10,092
Federal funds sold	31,499	-	-	-	31,499
Investment securities	122,571	121,036	372,116	91,946	707,669
Stock of Federal Home Loan Bank of Atlanta	36,141	-	-	-	36,141
Loans held for sale	232,633	-	-	-	232,633
Loans receivable	371,637	346,572	551,131	80,430	1,349,770
Total interest–earning assets:	804,573	467,608	923,247	172,376	2,367,804
Non interest–earning assets	-	-	-	116,640	116,640

Total assets	$804,573	$467,608	$923,247	$289,016	$2,484,444

Interest–Bearing Liabilities:
Interest–bearing deposits	$337,947	$774,070	$68,994	$123,969	$1,304,980
Convertible subordinated debt	-	-	26,881	-	26,881
Other borrowed funds	187,817	20,000	495,000	50,000	752,817
Total interest–bearing liabilities:	525,765	794,070	590,875	173,969	2,084,676
Interest–free deposits	-	-	-	37,559	37,559
Other interest–free liabilities and equity	-	-	-	362,207	362,207
Total liabilities and equity	$525,764	$794,070	$590,875	$573,735	$2,484,444

Net interest rate sensitivity gap	$278,809	$(326,462)	$332,372	$(1,593)	$283,126
Cumulative gap	$278,809	$(47,653)	$284,719	$283,126	-
Net interest rate sensitivity gap as a percent of interest–earning assets	34.65%	-69.82%	36.00%	-0.92%	11.96%
Cumulative gap as a percent of cumulative interest–earning assets	34.65%	-3.75%	12.97%	11.96%	0.00%

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

             NetBank, FSB measures interest rate risk based on Net Portfolio Value ("NPV") analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets. The board of directors manages NetBank FSB's interest rate risk by establishing limits for the minimum acceptable NPV ratio over a series of hypothetical interest rate scenarios or "rate shocks". As of September 30, 2001, NetBank FSB's estimated NPV ratios were within these board-approved limits. The following table sets forth the estimated percentage change in NetBank FSB's NPV ratio as of September 30, 2001 assuming rate shocks of +300 to -300 basis points:

Limits and Current NPV Ratios

Rate Shock (in basis points)	Board Limits (Minimum NPV Ratios)	Estimated 9/30/01 NPV Ratios
+300	4.0%	7.34%
+200	6.0%	8.34%
+100	6.0%	9.21%
Flat	6.0%	9.98%
-100	6.0%	9.65%
-200	6.0%	9.11%
-300	6.0%	8.78%

             Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

Investment Securities.  The following tables set forth certain information relating to our available-for-sale securities at September 30, 2001 and December 31, 2000:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	Gross
	September 30, 2001
Mortgage pool securities	$374,223	$4,023	$-	$378,246
Collateralized mortgage obligations	203,263	2,065	195	205,133
U.S. government agencies	107,380	1,312	46	108,646
Corporate bonds	9,662	-	387	9,275
Habitat bonds and other	6,229	140	-	6,369

Total	$700,757	$7,540	$628	$707,669

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	Gross
	December 31, 2000
Mortgage pool securities	$1,221	$12	$-	$1,233
Collateralized mortgage obligations	212,487	1,298	1,579	212,206
Unites States government agencies	162,370	-	284	162,086
Corporate bonds	9,652	26	6	9,672
Habitat bonds and other	3,713	-	-	3,713

	$389,443	$1,336	$1,869	$388,910

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, including loans receivable held for sale, by type of loan as of June 30, 2001 and December 31, 2000:

	September 30, 2001		December 31, 2000
Residential mortgages	$874,106	54.6%	$863,340	62.7%
Commercial mortgages	236,624	14.8	160,510	11.7
Residential mortgages held for sale	188,553	11.8	-	-
Home equity lines	164,253	10.3	243,657	17.7
Leases	88,125	5.5	104,743	7.6
Construction held for sale	44,090	2.8	-	-
Consumer	4,062	0.2	2,404	0.1
Construction	168	-	1,533	0.1
Auto	311	-	1,018	0.1
Total	1,600,292	100.0%	1,377,205	100.0%

Less allowance for loan losses	17,889		13,421
Total	$1,582,403		$1,363,784

             Asset Quality and Non-performing Assets-As of September 30, 2001 and December 31, 2000 NetBank had $3.3 million and $1.0 million loans on non-accrual status, which includes all loans past due 90 days or more.  During the three months ended September 30, 2001 and 2000, we had no restructured loans.  As of September 30, 2001 and December 31, 2000, NetBank had $0.4 million and $0 in other real estate owned.

Deposits.  The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by us at September 30, 2001 and December 31, 2000:

	Amount	Percentage	Weighted Average Interest Rate	Amount	Percentage	Weighted Average Interest Rate
	September 30, 2001			December 31, 2000
Non-interest bearing checking accounts	$37,559	2.8%	N/A	$15,123	1.5%	N/A
Interest bearing:
Checking accounts	122,871	9.2	2.1%	69,013	7.0	3.1%
Money market	422,035	31.4	3.8%	268,005	27.3	6.0%
Certificate of deposit under $100,000	653,677	48.7	5.4%	528,618	53.9	6.8%
Certificate of deposit over $100,000	106,397	7.9	5.4%	99,993	10.3	6.8%
Total deposits	$1,342539	100.0%		$980,752	100.0%

Results of Operations

As NetBank Partners had no operations during the six months ended June 30, 2001, the following discussion relates to the operations of NetBank,Market Street, NetBank Inc. and NB Partners collectively, unless the context indicates otherwise.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

General.  Income before income taxes and extraordinary gain for the three months ended September 30, 2001 amounted to $3.5 million, an increase of    $4.0 million compared to a $0.6 million loss for the three months ended September 30, 2000. The primary reasons for the increase were due to higher net interest income of $3.7 million; higher non-interest income of $17.3 million; lower marketing expenditures of $1.7 million; and careful management of non-interest expenses.  During the three months ended September 30, 2000, NetBank realized $1.1 million in extraordinary gains in conjunction with a program to repurchase some of our convertible subordinated notes outstanding.  Those gains were “reinvested” in marketing programs, accelerated product offerings, and related infrastructure.  During the three months ended September 30, 2001, we spent less on marketing and continued to carefully manage non-interest expense, while at the same time supporting almost twice as many accounts as compared with the three months ended September 30, 2000.   The increase in accounts from 133,000 at September 30, 2000 to 232,000 at September 30, 2001 was due to internal growth as well as the conversion of approximately 50,000 former Compubank accounts during the three months ended June 30, 2001. The $17.3 million increase in non-interest income was partly driven by our acquisition of Market Street on June 29, 2001 as well as new fee initiatives introduced over the last twelve months.   As a result, overall net income also increased from $0.7 million to $2.1million for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Interest Income.  Interest income related to our loan and investment portfolio for the three months ended September 30, 2001 was $38.9 million compared to $30.7 million for the three months ended September 30, 2000. The increase in interest income was a result of the growth of our loan portfolio of $134 million from September 30, 2000 to September 30, 2001, offset by an decrease in the average yield on loans from   7.8% for the three months ended September 30, 2000 to 7.5% for the three months ended September 30, 2001 as rates on our adjustable portfolio repriced downward and prepayments accelerated in the declining rate environment.  In addition, the investment portfolio increased from $427.0 million at September 30, 2000 to $743.8 million as of September 30, 2001.  The yield on the investment portfolio also declined from 7.3% for the three months ended September 30, 2000 to 6.4% for the three months ended September 30, 2001 due to a declining rate environment.

Interest Expense.  For the three months ended September 30, 2001, $15.2 million in interest expense on deposits was recorded compared to $13.4 million for the three months ended September 30, 2000 as a result of our increase in customer deposits from $909.3 million at September 30, 2000 to $1.3 billion at September 30, 2001. That increase was offset by a decrease in the average interest rate paid on deposits from 6.1% for the three months ended September 30, 2000 to 4.7% for the three months ended September 30, 2001. Interest expense associated with other borrowed funds increased $2.8 million from $8.2 million for the three months ended September 30, 2000 to $11.0 million for the three months ended September 30, 2001 due to the addition of several new advances from the FHLB including the Market Street warehouse line, offset by a decrease in interest expense related to our convertible subordinated notes which we began repurchasing during the three months ended March 31, 2000 and lower rates on our FHLB advances.

Net Interest Income.  Net interest income is determined by our interest rate spread, which is the difference between the yields earned on our interest–earning assets and the rates paid on our interest–bearing liabilities, and the relative amounts of interest–earning assets and interest–bearing liabilities. Net interest income was $12.8 million, or 2.1% of average interest earning assets for the three months ended September 30, 2001 compared to $9.1 million, or  2.3% of average interest earning assets for the three months ended September 30, 2000. The increase in net interest income resulted from the increase in the amount of loans and deposits from September 30, 2000 to September 30, 2001. The decrease in interest margin was the result of lower loan and investment yields as rates continued to fall during the three months ended September 30, 2001.

Provision for Loan Losses.  In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the three months ended September 30, 2001, we recorded $2.5 million as an addition to premiums related to allowance for loan losses for loans purchased during the quarter. In addition, we also recorded a provision for loan losses of $0.1 million primarily related to a decline in credit quality associated with two specific pools of high loan-to-value fixed second mortgages. This compares to a net recovery of $11,000 recorded during the three months ended September 30, 2000. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool-by-pool basis for our purchased portfolio and a loan-by-loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

Non-interest Income.  For the three months ended September 30, 2001, we recorded approximately $18.3 million in non-interest income compared to $1.0 million recorded during the three months ended September 30, 2000.   Deposit and loan fees accounted for $13.4 million, or 73% of the $18.3 million in non-interest income recorded during the three months ended September 30, 2000.  Of the $13.4 million in fee income recognized during the quarter, $3.2 million was the result of the introduction of new fees on customer deposit accounts over the last twelve months.  In addition, Market Street contributed approximately $10.2 million in fee income related to loan origination and other fees.  Market Street also recognized $3.9 million as gain on sale of mortgage loans and servicing rights and NetBank recognized $1.0 million on gains of sales of securities during the three months ended September 30, 2001.  NB Partners, a subsidiary of NetBank, Inc. recognized $0.1 million in licensing fee revenue.

Non-interest Expenses.  Non-interest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Non-interest expense increased $16.8 million for the three months ended September 30, 2001 as compared with the three months ended September 30, 2000 as Market Street’s non-interest expense was reflected for the first time since they were acquired on June 29, 2001.  This increase accounted for $15.0 million of the $16.8 million increase in non interest expense for the three months ended September 30, 2001 as compared with the three months ended September 30, 2000.  The remaining $1.8 million increase was due to the increased costs of supporting almost twice as many customers as the number of accounts increased from 133,000 at September 30, 2000 to 232,000 at September 30, 2001. Non-interest expense as a percentage of average assets for NetBank exclusive of Market Street was 2.29%, the lowest since September 1999.  Salaries and benefits, office expenses, occupancy, and other increased primarily due to the addition of Market Street.  Customer service and data processing increased due to variable expenses associated with the addition of new customer accounts. Customer service was also impacted by larger cash item losses during the three months ended September 30, 2001 than those incurred during the three months ended September 30, 2000 due to the increased size of the deposit portfolio.  Depreciation and amortization increased due to larger amortization expense associated with larger capitalized software costs as compared with the balance at September 30, 2000.  Marketing expenditures returned to a more normalized amount as compared with the same period last year when we had substantially increased our marketing expenditures in conjunction with the recognition of an extraordinary gain on the early extinguishment of debt.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

General. Income before income taxes and extraordinary gain for the nine months ended September 30, 2001 amounted to $6.0 million, an increase of $7.0 million compared to a $1.0 million loss for the nine months ended September 30, 2000. The primary reason for the increase was due to higher net interest income of $7.5 million; higher non-interest income of $22.4 million, partly driven by our acquisition of Market Street on June 29, 2001 as well as new fee initiatives introduced over the last twelve months; lower marketing expenditures of $5.9 million; and careful management of non-interest expenses.  During the nine months ended September 30, 2000, NetBank realized $8.2 million in extraordinary gains in conjunction with a program to repurchase some of our convertible subordinated notes outstanding.  Those gains were “reinvested” in marketing programs, accelerated product offerings, and related infrastructure.  During the nine months ended September 30, 2001, we spent less on marketing and continued to carefully manage non-interest expense, while at the same time supporting almost twice as many accounts as compared with the nine months ended September 30, 2000. The increase in accounts from 133,000 at September 30, 2000 to 232,000 at September 30, 2001 was due to internal growth as well as the conversion of approximately 50,000 former Compubank accounts during the three months ended March 31, 2001.  Net income decreased from $7.6 million to $3.7 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 because of the non-recurring extraordinary gains recognized during 2000.

Interest Income.  Interest income related to our loan and investment portfolio for the nine months ended September 30, 2001 was $109.5   million compared to $81.4 million for the nine months ended September 30, 2000. The increase in interest income was a result of the growth of our loan portfolio of $366.8 million from September 30, 2000 to September 30, 2001, compounded by an increase in the average yield on loans from 7.2% for the nine months ended September 30, 2000 to 8.0% for the nine months ended September 30, 2001 as the allowance for loan losses was adjusted due to the accleration of loan prepayments in a declining rate environment. In addition, the investment portfolio increased from $404.0 million at September 30, 2000 to $707.7 million at September 30, 2001.  The yield on the investment portfolio was 7.2% for both the nine months ended September 30, 2001 and the nine months ended September 30, 2000.

Interest Expense.  For the nine months ended September 30, 2001, $45.8 million in interest expense on deposits was recorded compared to $33.9 million for the nine months ended September 30, 2000 as a result of our increase in customer deposits from $909.3 million at September 30, 2000 to $1.3 billion at September 30, 2001. The average interest rate paid on deposits decreased from 5.9% for the nine months ended September 30, 2000 to 5.3% for the nine months ended September 30, 2001. Interest expense associated with other borrowed funds increased $8.7 million from $20.6 million for the nine months ended September 30, 2000 to $29.3 million for the nine months ended September 30, 2001 due to the addition of several new advances from the FHLB offset by a decrease in interest expense related to our convertible subordinated notes which we began repurchasing during the three months ended March 31, 2000 and lower rates on our FHLB advances.

Net Interest Income. Net interest income is determined by our interest rate spread, which is the difference between the yields earned on our interest–earning assets and the rates paid on our interest–bearing liabilities, and the relative amounts of interest–earning assets and interest–bearing liabilities. Net interest income was $34.4 million, or 2.3% of average interest earning assets for the nine months ended September 30, 2001 compared to $26.9 million, or 2.5% of average interest earning assets for the nine months ended September 30, 2000. The increase in net interest income resulted from the increase in the amount of loans and deposits from September 30, 2000 to September 30, 2001. The decrease in interest margin was the result of the continued leveraging of capital and a change in the mix of interest-earning assets from 25% securities and 75% loans at September 30, 2000 to 31% securities and 69% loans at September 30, 2001.

Provision for Loan Losses.  In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the nine months ended September 30, 2001, we recorded $ 6.1 million as an addition to premiums related to allowance for loan losses for loans purchased during the period. In addition, we also recorded a provision for loan losses of $0.3 million, comparable with the $0.3 million recorded during the nine months ended September 30, 2000 related primarily to originated loans and declines in credit quality associated with two specific pools of fixed second mortgages and one specific pool of automobile loans. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool by pool basis for our purchased portfolio and a loan by loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

Non–interest Income.  For the nine months ended September 30, 2001, we recorded approximately $24.3 million in non-interest income compared to $1.9 million recorded during the nine months ended September 30, 2000.   Deposit and loan fees accounted for $16.8 million, or 69% of the $24.3 million in non-interest income recorded during the nine months ended September 30, 2000.  Of the $16.8 million in fee income recognized during the quarter, $6.6 million was the result of the introduction of new fees on customer deposit accounts over the last twelve months.  In addition, Market Street contributed approximately $10.2 million in fee income related to loan origination and other fees.  Market Street also recognized $3.9 million as gain on sale of mortgage loans and servicing rights and NetBank recognized $1.9 million on gains of sales of securities during the three months ended September 30, 2001.  NB Partners, a subsidiary of NetBank, Inc. recognized $0.2 million in licensing fee revenue.

Non–interest Expenses.  Non-interest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Non-interest expense increased $22.9 million for the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2000 as Market Street’s non-interest expense was reflected for the first time since they were acquired on June 29, 2001.  This increase accounted for $15.0 million of the $22.9 million increase in non-interest expense for the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2000.  The remaining $7.9 million increase was due to the increased costs of supporting almost twice as many customers as the number of accounts increased from 133,000 at September 30, 2000 to 232,000 at September 30, 2001 as well as converting 50,000 former Compubank customers during the three months ended June 30, 2001.   Salaries and benefits, office expenses, occupancy, and other increased primarily due to the addition of Market Street.  Customer service and data processing increased due to variable expenses associated with the addition of new customer accounts. Customer service was also impacted by larger cash item losses during the nine months ended September 30, 2001 than those incurred during the nine months ended September 30, 2000 due to the increased size of the deposit portfolio.  Depreciation and amortization increased due to larger amortization expense associated with larger capitalized software costs as compared with the balance at September 30, 2000.  Marketing expenditures returned to a more normalized amount as compared with the same period last year when we had substantially increased our marketing expenditures in conjunction with the recognition of an extraordinary gain on the early extinguishment of debt.

EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             None

(b)        Reports on Form 8-K

             (i)          We filed a Current Report on Form 8-K on July 13, 2001 reporting our acquisition of Market Street.

             (ii)         An amendment to Current Report on Form 8-K originally filed on July 13, 2001 was filed on September 13, 2001 which included certain financial information related to our acquisition of Market Street.

Part II. Item 2:

On June 29, 2001, NetBank, Inc. paid $3.8 million in cash and issued 1,689,000 shares of common stock valued at $8.96 per share in connection with its acquisition of Market Street as described in Note 2 to the Notes to Condensed Consolidated Financial Statements contained in this Report on Form 10-Q and as more specifically described in its Current Reports on Form 8-K filed on July 13, 2001 and September 13, 2001. The common stock was issued to Republic Bancorp, Inc. in a private placement exempt from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.
By:	/s/ Laura P. Moon

Laura P. Moon
Chief Accounting Officer

Dated: November 14, 2001