Form 10-K
period 2001-12-31
NETBANK INC
filed 2002-03-18
CIK 1035826

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-22361

NetBank, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2224352
(State of incorporation)	(IRS Employer Identification No.)
11475 Great Oaks Way 30022 Alpharetta, Georgia	30022
(Address of principal executive offices)	(zip code)

(770) 343-6006
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
Preferred Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of such common equity as of March 14, 2002: $442,817,614.

        Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,020,094 shares of Common Stock at March 8, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 23, 2002, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Overview

        NetBank, Inc. is a bank holding company that wholly owns the outstanding stock of NetBank, FSB, a federal savings bank, and its wholly owned subsidiary, Market Street Mortgage Corporation ("Market Street"), a mortgage company, as well as NetBank Partners, LLP ("NetBank Partners"), a partnership involved in strategic partnering opportunities, and NB Partners, Inc. ("NB Partners") a corporation involved in strategic partnering opportunities (jointly "NetBank"). As of December 31, 2001, NetBank had $2.9 billion in assets and served customers in all 50 states and 20 foreign countries.

        We have agreed to acquire Resource Bancshares Mortgage Group, Inc. ("RBMG"), a wholesale mortgage banking company focused on the purchase, sale and servicing of residential, single-family first mortgage loans through a nationwide network of mortgage brokers and correspondent banks. The shareholders of NetBank and RBMG approved the transaction on February 28, 2002. The transaction is expected to close during the first quarter of 2002.

        We share the operational cost savings of our branchless business model with customers through attractive interest rates on deposit accounts and reduced- or no-fee banking services. Our unique, Internet-based operating strategy has allowed us to experience rapid growth. During 2001, our customer accounts grew from 162,000 to 245,000, deposits grew from $980.8 million to $1.5 billion and total assets grew from $1.8 billion to $2.9 billion. During 2001, we added an average of 6,900 net customer accounts per month.

The NetBank Solution

        As the first federally-insured bank to operate solely on the Internet, we believe we have a first mover advantage relative to on-line banks with less extensive market presence and less established operating histories. In addition, we believe we have a competitive cost advantage over traditional banks. We also believe our established position in the marketplace provides us with a competitive advantage in view of the lead time required for new competitors to obtain a charter and start an Internet bank. We intend to continue to capitalize on this advantage by aggressively seeking new customers and expanding our product and service offerings to further build market share.

        Our customer demographics parallel those of the general Internet population and illustrate our appeal to households with relatively high incomes. According to Experian's Insource consumer database, as of December 31, 2001, our customers had an average age of 43 and a median annual household income in excess of $50,000. We are ideally positioned to participate in the rapid growth of the Internet and on-line banking based on our:

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

  •
  Convenience and Ease of Access.  We believe we provide customers with a higher level of convenience than can be achieved in a traditional bank branch or through PC-based home banking. The Internet allows our customers to conduct banking activities on a real-time, 7-day-a-week, 24-hour-a-day basis from any PC, wherever located, using a secure Web browser. In addition, our Web site is designed to be user-friendly and to expedite customer transactions with NetBank. Many common transactions including check reorders, account transfers, and reviews of cancelled checks are fully automated and can be completed over the Web at the customer's convenience.

  •
  Broad Selection of Products and Services.  We offer a broad array of products and services that customers would typically expect from a traditional bank including checking and money market accounts, certificates of deposit, IRA's, debit cards, credit cards, mortgage loans, automobile and motorcycle loans, securities brokerage services, foreign currency and traveler's checks, and home equity lines as well as some innovative services specifically designed to leverage our internet capabilities- electronic bill payment and presentment, eStatements, on-line check imaging, wireless account access, and account consolidation services.

  •
  High-Quality Service and Customer Satisfaction.  We continually seek ways to enhance customer satisfaction. During the year ended December 31, 2001, we launched a redesigned Web site and hired an outside consulting firm to audit and test our site and customer care program. These initiatives follow a number of customer service enhancements and new product offerings introduced during 2000 under NetBank eCare(TM), an ongoing customer care strategy. In an effort to serve the needs of our customers, we offer services such as electronic bill payment and presentment and ATM cards without service charges. We also emphasize responsive, courteous customer service and utilize a fully-trained dedicated staff that responds to inquiries from existing and potential customers and processes new accounts. Our customers can access account data and information regarding products and services 24 hours a day and can reach our customer service representatives by telephone, e-mail, or on-line chat. We strive for the highest level of customer satisfaction and believe the significant growth in our customer base illustrates our ability to meet our customers' needs.

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

Growth Strategy

        Our objective is to become the leading provider of a full range of on-line financial services. We intend to accomplish this objective by implementing the following strategies:

  •
  Leverage Low Cost Structure.  Our operating costs are generally lower than those of traditional "bricks and mortar" banks because we do not require a traditional branch network to generate deposits and conduct operations. This is demonstrated by our low ratio of 2001 non-interest expenses (exclusive of Market Street's non-interest expense) to average earning assets of 2.5% compared to 3.8% for commercial banks with $1.0 billion to $10.0 billion in assets, as reported by the FDIC Institution Directory. Excluding marketing costs, our ratio of 2001 non-interest expenses (exclusive of Market Street's non-interest expense) to average earning assets was 2.2%. Additionally, our ratio of total assets per full-time equivalent employee was $20.7 million as of

    December 31, 2001 compared to $3.3 million for commercial banks with $1.0 billion to $10.0 billion in assets, based on data provided by the FDIC Institution Directory. We pass our operating cost savings on to customers by offering more attractive interest rates on deposit accounts and lower fees than those offered generally by traditional banks. We believe this strategy attracts deposits without sacrificing profit margins. We intend to continue to leverage the fixed-cost aspect of our branchless business model to enhance profitability.

  •
  Generate Non-interest Income Through Cross-Marketing Initiatives.  During the fourth quarter of 2000 and continuing through the first six months of 2001, we introduced certain fees intended to encourage our existing customers to take advantage of on-line, less costly services and customer self-service tools that currently exist on our Web site. To generate additional non-interest income and enhance customer loyalty, we cross-market a variety of non-deposit products. We offer credit cards, mortgage loans, securities brokerage services and other non-interest income-generating products. We offer these products to existing and potential depositors through various marketing techniques, such as our Web site, e-mail, on-line advertising, targeted e-mail advertisements, and retail mortgage branches. This strategy enables us to generate additional earning assets and fee income from a growing customer base. The acquisition of Market Street also significantly increased the amount of non-interest income recorded during the year ended December 31, 2001 as Market Street records fee income related to the sale of mortgage loans and servicing rights. We anticipate that fee income will continue to be an increasing portion of our revenues with the acquisition of RBMG, which is anticipated to close during the first quarter of 2002.

  •
  Maintain High Asset Quality.  Our loan portfolio strategy is to maintain a conservative loan mix consisting primarily of loans secured by residential mortgages with an emphasis on high credit quality. Prudent management of our high quality loan portfolio also has contributed to our profitability. We've invested primarily in single-family residential loans that carry adjustable rates. This helps us manage our interest rate risk and our past-due rate, which is approximately one-half of the industry rate, reflects the quality of our portfolio. Prior to the acquisition of Market Street on June 29, 2001, our strategy had been to purchase bulk loan pools rather than originate our own loans. Beginning with the acquisition of Market Street, we began a more hybrid strategy. While we continue to purchase loans through bulk purchases to diversify our portfolio, originating and selling first mortgage loans through Market Street has allowed us to generate fee income and reduce our exposure related to prepayments during periods of declining interest rates. We believe our acquisition of RBMG will further enable us to diversify our income stream. We also emphasize a conservative securities investment strategy by investing in federal funds, U.S. treasury securities, and other high-quality securities including United States agency obligations, mortgage pool securities, collateralized mortgage obligations, and investment grade corporate bonds. See "Lending and Investment Activities."

  •
  Build National Brand Awareness Through Increased Marketing Efforts.  Our marketing strategy is designed to build national brand awareness and grow our customer base. The strategy includes targeted online and offline advertising, developing strategic partnerships that will enhance our product and service offerings, cross-sales marketing initiatives to existing customers and aggressive public relations activities. Our affinity alliances have become an important part of expanding our market reach. Our strategy is to continue to leverage these types of relationships to gain customers and additional financial services. In addition, we work with nationally known advertising and public relations agencies to build national awareness of the NetBank® name through a variety of marketing initiatives. These initiatives include aggressive media relations efforts; expanded online and offline advertising initiatives; advertisement on targeted financial sites or the finance areas of high-traffic sites, such as MSN Money Central, Yahoo! Finance, Bankrate.com, and Motley Fool; and the pursuit of strategic alliances. Our experience indicates that by focusing our marketing efforts, we can heighten brand awareness of NetBank® on a national scale, significantly increase our customer base, and significantly reduce our account acquisition costs. See "Marketing."

  •
  Offer a Broad Array of Products and Services.  Our objective is to attract customers seeking to combine the convenience of Internet banking with the broad array of products and services typically offered by traditional banks. Now that we have introduced a full array of both traditional and innovative products and services, we plan to focus on fully integrating Market Street and RBMG's loan products into our on-line offerings in 2002. The goal is to make our customers' NetBank deposit accounts the cornerstone of managing all of their personal financial services through NetBank—their mortgages, investments, credit card accounts, and insurance policies. Some of the products we have already developed, such as account consolidation, and the marketing structure that we have developed to cross-sell other NetBank products will facilitate the integration of both Market Street and RBMG's lending products into our on-line product offerings. In addition we will continue to focus on improving the profitability of each individual customer through aggressive cross-selling techniques and fees designed to encourage customers to take advantage of self-service tools on our Web site, which make customer service less labor intensive and less expensive. We will also continue to explore affinity alliances and targeted marketing opportunities that propel customers to NetBank in a cost-effective manner and add additional services for our customers. See "Products and Services" and "Marketing."

  •
  Hybrid Approach to Operational Functions.  To enhance the flexibility and scalability of our operations, we take a hybrid approach to technology by outsourcing certain principal operational functions to leading service providers such as Fiserv, BISYS and CheckFree. Fiserv provides a secure server for the electronic banking software licensed to us by Edify Corporation. CheckFree provides electronic bill payment systems for us and BISYS processes our transactions and interfaces with FISERV's secure server. In each of these relationships, we benefit from the service provider's expertise and economies of scale while retaining the flexibility to take advantage of changes in available technology without affecting customer service. We can also respond easily to growth because these third-party service providers have the capacity to process a high volume of transactions. In addition, we have substantial internal technology resources so that we are able to find the best technology solution at the appropriate time. The combination of in-house and outsourced resources enables us to deliver products more rapidly and we are not dependent on one individual or partner.

Products and Services

        Account Activity.    Customers can access NetBank through any Internet service provider by means of an acceptable secure Web browser. In doing so, customers can apply for loans, review account activity, enter transactions into an on-line account register, pay bills electronically, conduct brokerage transactions, receive statements electronically or by mail and print bank statement reports from any PC with a secure Web browser, regardless of its location. To open a new account, customers complete the on-line enrollment form on our Web site, print their signature card and mail it to us along with their deposit. Customers can make deposits into an open account at NetBank via direct deposit programs, by transferring funds between NetBank accounts, by wire transfer, by mail or through 18,000 remote deposit-taking ATM terminals through our partnership with the MAC ATM network. No teller line is maintained, however, and we do not have a physical branch system. Customers can also make withdrawals and have access to their accounts at ATMs that are affiliated with the Cirrus, STAR, NYCE, Armed Forces Financial networks and the MAC network. We do not charge our own fee for ATM usage, but the operator of the ATM generally imposes fees.

        Deposit Products and Services.    In order to build our banking customer base, we offer a variety of deposit products at attractive interest rates. We are able to offer attractive interest rates as a result of our low operating costs. We also attract customers by offering convenient services such as free electronic bill payment, overdraft protection and ATM cards. Our deposit products and services include:

  •
  Deposit Products.  We offer two types of interest-bearing checking accounts: a money market account and 6-, 12-, 18-, 30-, or 60-month certificates of deposit to taxable and IRA depositors. We have consistently offered interest rates on our deposit accounts that are higher than the national average.

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

  •
  Overdraft Protection.  Overdraft protection is available to all interest checking customers who qualify. Customers with interest checking accounts may apply for overdraft protection on-line for amounts up to $1,000. If a customer has both a money market and an interest checking account, we can establish overdraft protection between those accounts.

  •
  ATM Cards.  Each customer automatically receives a free ATM card when he or she opens an account. Customers can access their accounts at ATMs affiliated with the Cirrus, HONOR/STAR, NYCE, and Armed Forces Financial networks and the MAC network. The MAC network also allows remote deposit-taking at 18,000 of its 60,000 ATMs. We do not charge our own fee for ATM usage, but the operator of the ATM generally imposes fees.

  •
  eStatements.  eStatements are generated automatically as part of the standard statement cycle on checking, money market and certificate of deposit accounts. Customers may view eStatements after logging into their accounts. They can print these statements to their own printers or save them indefinitely on their personal computers as PDF files. Customers may opt in or out of receiving paper statements online.

  •
  On-line check imaging.  On-line images of cancelled checks are available to customers 24-hours a day. Customers may view cancelled check images after logging into their accounts. They can print these statements to their own printers or save them indefinitely on their personal computers as PDF files.

        Lending Programs.    To generate fee income and provide a convenient service to our customers, we offer on-line loans and credit cards as described below.

  •
  Mortgage Loans.  Through our subsidiary, Market Street, we originate conventional and government, fixed and adjustable residential mortgage loans for our own portfolio as well as for sale in the secondary market. We currently offer home equity lines and second mortgages on our Web site through PNC Bank Corp. ("PNC"). In addition, during 2001, we entered into a partnership with HomeSide Lending, Inc. that has enabled us to expand our scope of lending products. Both of these co-branded online mortgage offerings provide significant benefits over traditional and other on-line lending solutions. See "Lending and Investment Activities."

  •
  Automobile and Motorcycle Loans.  Loans are available for new and used vehicles, lease buyouts or refinancing of existing loans. Benefits of the new service include loan responses within 15 minutes during set business hours, a check approved up to a specific amount that a consumer can make payable to a dealership or individual, access to funds as early as the next day, and a locked-in interest rate good for 45 days.

  •
  Credit Cards.  We offer our customers Visa credit cards issued by First USA for no annual fee. First USA carries the credit card loans on its books and we have an income-sharing arrangement with First USA. Customers can apply for these credit cards on-line. The cards prominently display the NetBank® logo with the Visa emblem appearing in the lower right corner of the card.

        Non-Banking Financial Services.    To serve as a sole source for the financial services needs of Internet users and to generate additional non-interest income, we offer a full range of non-banking financial services designed to attract and retain customers. These services currently include:

  •
  Account Consolidation Services.  From their own NetBank account, our customers can now manage their accounts at other institutions. They are able to review balances and transaction histories on these accounts as well as transfer funds into their NetBank account. We believe this is one of the most important services we have ever introduced—it truly transforms our site into a one-stop destination for financial services.

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

  •
  Foreign currency or traveler's checks.  Consumers may order foreign currency or traveler's checks in a specific currency and receive them overnight or by two-day delivery. There is a $200 minimum and $1,500 maximum per order and no service fee assessed. Orders over $500 are sent via two-day delivery at no cost. Currently, there are more than 75 different currencies and 7 foreign currency travelers' checks available for purchase. Orders can be paid for using a Visa or MasterCard® credit or debit card, including NetBank's Visa Check Card.

  •
  Visa TravelMoney.  Visa TravelMoney, a pre-paid debit card that is accepted at more than 627,000 ATMs worldwide, represents a good alternative for consumers who do not have a bank ATM or debit card or prefer not to use their bank cards abroad. The Visa TravelMoney card is loaded in U.S. dollars, up to a maximum amount of $1,500. Consumers can use the card to withdraw cash in local currencies at ATMs on the Visa or Plus(R) networks. The card is PIN-protected and can be replaced overnight if lost or stolen. There is a $300 minimum purchase amount and a $15 activation fee per card, which includes three free withdrawals.

        Future Products and Services.    Now that we have introduced a full array of both traditional and innovative products and services, we plan to focus on fully integrating Market Street and RBMG's loan products into our on-line offerings in 2002. The goal is to make our customers' NetBank deposit accounts the cornerstone of managing all of their personal financial services through NetBank—their mortgages, investments, credit card account, and insurance policies. Some of the products we have already developed, such as account consolidation, and the marketing structure that we have developed to cross-sell other NetBank products will facilitate the integration of both Market Street and RBMG's existing products, as well as new lending products we plan to introduce next year.

Lending and Investment Activities

        Our loan portfolio strategy is to maintain a conservative loan mix consisting of home mortgage, home equity, consumer, commercial real estate loans, and commercial leases with an emphasis on high credit quality. During 2002, we plan to fully integrate both Market Street and RBMG's existing, as well as future, lending products into our on-line service offerings. We build our loan portfolio in the following ways:

  •
  Bulk Loan and Lease Purchases.  We acquire most of our loans by purchasing packages of specific types of loans, such as mortgage, home equity and commercial real estate, with each package consisting of loans with similar characteristics including, interest rates and asset quality. We are party to a "flow" arrangement with Republic Leasing, a subsidiary of RBMG, where we make recurring monthly purchases of commercial leases. We also purchase portions of commercial loan pools, with the seller retaining a portion of the loans to decrease our risk. As of December 31, 2001, purchased loans accounted for $1.1 billion, or 67.9%, of our loan portfolio.

  •
  Participations.  We act as a participating lender in commercial real estate loans with various banks in the United States. As of December 31, 2001, participations accounted for $229.3 million, or 12.9%, of our loan portfolio.

  •
  Direct Origination.  Through our subsidiary, Market Street, we originate conventional and government, fixed and adjustable residential mortgage loans for our own portfolio as well as for sale in the secondary market. We currently offer home equity lines and second mortgages on our Web site through PNC Bank Corp. ("PNC"). PNC performs the back office processing of these loans using our established credit criteria. In addition, during 2001, we entered into a partnership with HomeSide Lending, Inc., which has enabled us to expand our scope of lending products. Applications received directly through our Web site are processed and closed by HomeSide Lending, Inc. in return for a portion of the loan origination fee. Both of these co-branded online mortgage offerings provide significant benefits over traditional and other on-line lending solutions including on-line loan approval within 10 minutes, a loan application that requires 50 percent less information than traditional applications, customized pricing to meet individual needs, approvals on home loans before or after applicants select a home to purchase and the ability to choose the closing date. Since acquiring Market Street on June 29, 2001 we have originated $1.3 billion in residential mortgages. Approximately 70% of the $1.3 billion originated related to purchases of new homes and 30% related to refinancings. Of those loans originated, $295.6 million are held for sale by Market Street as of December 31, 2001. We expect the amount of originated loans to increase substantially during 2002 as we integrate Market Street and RBMG's lending products into our on-line service offerings.

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

Customer Satisfaction

        We continually seek ways to enhance customer satisfaction. Offering our customers a high level of customer service is a top priority of ours and we believe that it is critical to our success. In an effort to serve the needs of our customers, we offer services such as account consolidation, electronic bill payment and presentment and ATM cards without service charges. Our customers can access account data and information regarding products and services 24 hours a day and can reach our customer service representatives by telephone, e-mail, or on-line chat.

        During the year ended December 31, 2001, we launched a redesigned Web site and hired an outside consulting firm to audit and test our site and customer care program. These initiatives follow a number of customer service enhancements and new product offerings introduced during 2000 under NetBank eCare(TM), an ongoing customer care strategy to provide multiple means of access to account information and convenient, easy- to-use self-service features for conducting routine online banking activities.

        We currently employ 82 individuals, representing 58% of our Alpharetta, GA staff, who are dedicated to directly supporting customers. In addition, we contract with an outside call center to handle simple customer inquiries and requests. We have also invested in technology and implemented new procedures to continually improve the quality and responsiveness of our customer service. In addition, we continually update our user-friendly Web site with a goal of achieving customer self-support.

Marketing

        The goal of our marketing strategy is to make NetBank® the leading brand in the Internet financial services market. Our marketing strategy is designed to grow our customer base and includes targeted online and offline advertising, developing strategic partnerships that will enhance our product and service offerings, cross-sales marketing initiatives to existing customers and aggressive public relations activities. During the year ended December 31, 2001, we applied $6.2 million to our marketing program, a 52.8% reduction compared to $13.1 million in marketing expense applied during the year ended December 31, 2000. Account applications, however, increased 7.4% from 163,000 applications during the year ended December 31, 2000 to 175,000 applications during the year ended December 31, 2001. The primary reason for this efficiency has been our focus on affinity alliances and pay-for-performance marketing relationships. Our strategy is to continue to build upon these types of relationships to gain customers and additional financial services. In addition, we purchased approximately 50,000 accounts from Compubank during the year ended December 31, 2001. The premium paid for those accounts was capitalized as a core deposit intangible and did not impact marketing expense.

        Strategic Partnerships.    Our affinity alliances have become an important part of expanding our market reach. For example, our alliance with Ameritrade provides reciprocal services for customers of both companies. NetBank offers banking services to Ameritrade's more than one million brokerage customers and Ameritrade Holding Corporation, through its AmeriVest subsidiary, offers brokerage services to NetBank's rapidly growing customer base. This alliance enables NetBank to market to a huge community of financially active on-line consumers who tend to maintain high balances and desire greater control over their accounts.

        Another example of a powerful strategic partnership is our alliance with Intuit, which puts the NetBank brand in front of every Quicken 2002 user via a NetBank icon and message installed onto the user's desktop. With one click on the NetBank icon, potential customers are transported through their Internet connection to the NetBank site where they have an opportunity to fund an account and receive a one-time cash bonus.

        During 2001, we announced a pay-for performance marketing partnership with Tupperware to sell co-branded financial services to Tupperware employees, registered Tupperware sales consultants and their customers; another partnership with Federated Department Stores, Inc. where Federated will market certain NetBank banking products and services to its more than 20 million active proprietary credit card holders through a co-branded NetBank Web site; and an agreement with Six Continents Hotels to promote NetBank checking accounts to more than ten million members of Six Continents Hotels' frequent guest program. Members will receive a bonus of up to 10,000 Priority Club points when they open and fund a new NetBank account. Alliances with companies such as these helped to drive customers to NetBank during the year ended December 31, 2001. In fact, 21% of our account applications during that time were the result of affinity alliances. Of those affinity alliances, 77% were pay-for funded account type relationships. Our strategy is to continue to build upon these types of relationships to gain customers, add additional financial services for our customers and continue to drive down account acquisition costs.

        In addition, we continually seek to form product and marketing alliances with other Internet financial services providers such as AmeriVest, and Insurance.com to broaden our product and service offerings and attract a broader customer base. During the year ended December 31, 2001, we signed agreements with PeopleFirst.com, the country's largest online vehicle lender, to offer auto and motorcycle loans through our Web site and with Thomas Cook Currency Services, a division of the Travelex Group, to sell foreign currency, travelers checks and Visa TravelMoney through our Web site. We plan to continue to pursue other marketing alliances to provide our customers an even broader array of products and services. We believe these alliances provide us with the opportunity to cross-sell our products and services to the customers of these financial service providers and to our existing customers.

        Advertising Strategies.    During 2001, we enhanced our targeted advertising approach by initiating pay-for-funded account type relationships with successful online businesses. We conducted creative direct online marketing programs to attract new customers and focused on cross-selling products to existing customers. As a result, we substantially increased our number of checking and money market customers, which traditionally retain longer-term banking relationships. In the future, we plan to continue to pursue pay-for funded account relationships and cross-sell existing customers. In addition, targeted advertising continues to be effective in bringing new customers to NetBank. In particular, we've found that advertising on financial sites or the finance areas of high-traffic sites, such as MSN Money Central, Yahoo! Finance, Bankrate.com, and Motley Fool produces excellent results. In addition, we have the ability to monitor the audience that we reach as well as the results of our on-line advertising campaign. For example, in addition to tracking on-line click-through and conversion rates, we also track the number of hits on our Web site that result from a particular advertisement and incorporate our findings into our subsequent marketing efforts.

        Public Relations.    We also derive a marketing benefit from media coverage that we generate through our public relations efforts. We believe continual press coverage increases the general public's awareness of NetBank and attracts new customers.

Competition

        We believe that the principal competitive factors in the financial services industry are market presence, customer service, convenience, product offerings, deposit and loan rates, and associated account fees. While the financial services industry is highly competitive, we believe we compete effectively with our principal competitors, which are traditional banks, Internet banks and other financial services providers. We believe our low cost structure, which allows us to offer attractive interest rates and low fees, gives us a competitive advantage over traditional banks, which must support a physical branch structure. We also believe our operating history and name recognition give us an advantage over other independent Internet banks, many of which are still in a relatively early stage of operation. Furthermore, we are able to offer a broader array of products and services than many non-bank financial services providers. However, many of our competitors have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of Internet commerce.

Intellectual Property and Proprietary Rights

        We regard the form and substance of our name and other intellectual property we have developed as proprietary and attempt to protect them by relying on intellectual property laws. We own a federally registered trademark for NETBANK®. We take active measures to safeguard our name and other proprietary intellectual property. Policing unauthorized use of proprietary information is difficult, however, because of the uncertain and complicated nature of this kind of litigation. See "Legal Proceedings."

        We own the Internet domain name "netbank.com." Domain names in the United States and in foreign countries are regulated by the laws and regulations governing the Internet are continually evolving. We do actively monitor the use of potentially infringing names on the Internet and take action to protect our intellectual property rights.

Supervision and Regulation

        Savings and loan holding companies and federal savings banks are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or may affect NetBank, Inc. (the "Company") and NetBank (the "Bank"). This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. The terms savings association, federal savings bank and thrift are used interchangeably in this section.

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

        Savings and loan holding companies and their subsidiaries are prohibited from engaging in any activity or rendering any services for or on behalf of their savings institution subsidiaries for the purpose or with the effect of evading any law or regulation applicable to the institution. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that are designed to protect the holding company's savings institution subsidiaries. However, if the holding company owns only one insured institution (a unitary holding company) and was in existence prior to May 4, 1999, the SLHCA and the FICG impose no such restrictions on the activities of its non-bank subsidiaries, provided that the lone savings institution satisfies the qualified thrift lender test (discussed below). Moreover, a unitary holding company that satisfies these requirements is not restricted to any statutory prescribed list of permissible activities. However, the Financial Services Modernization Act of 1999 provides that, while existing unitary holding companies retain these unrestricted powers, if the unitary is then acquired by another party, its powers are restricted to those permitted for financial holding companies under the Act.

        The SLHCA and the FICG makes it unlawful for any savings and loan holding company, directly or indirectly, or through one or more subsidiaries or one or more transactions, to acquire control of another savings association or another savings and loan holding company without prior approval from the OTS and the Georgia Department, respectively. The acquisition of more than 25% of any class of voting stock of a savings association or holding company is deemed to be conclusive evidence of control. Savings and loan holding companies are allowed to acquire or to retain as much as 5% of the voting shares of an unaffiliated savings institution or savings and loan holding company without regulatory approval. On December 7, 2000, Congress passed the American Homeownership and Economic Opportunity Act of 2000, which permits savings and loan holding companies to acquire or to retain a 5% to 25% non-controlling interest in an unaffiliated savings institution or savings and loan holding company with prior regulatory approval.

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

        FDIC Insurance Assessments.    The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC then determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from $0.00-$0.27 per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

        In addition, effective January 1, 1997, the FDIC imposed assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The assessment is calculated at a rate of 3.7 cents per $100 (the same assessment rate that is imposed on commercial banks).

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

        Capital Distributions.    An OTS rule requires prior notice reporting all capital distributions by savings associations that are subsidiaries of a holding company (including dividends, stock repurchases and cash-out mergers). An institution that both before and after a proposed capital distribution has net capital equal to or in excess of its capital requirements may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators, make capital distributions in any calendar year up to (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the percentage by which the association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period.

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

  The Soldiers' and Sailors Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

  The Electronic Funds transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Anti-Terrorism Legislation

        In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps—

  to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

  to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

  to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

  to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

        Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

  the development of internal policies, procedures, and controls;

  the designation of a compliance officer;

  an ongoing employee training program; and

  an independent audit function to test the programs.

        Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

        In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

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

ITEM 2. PROPERTIES

        We lease 48,960 square feet of office space for our headquarters at 11475 Great Oaks Way, Suite 100, Alpharetta, Georgia 30022. The office space is subject to a lease that expires on June 30, 2006. Market Street's corporate offices are located at 2650 McCormick Drive, Suite 200, Clearwater, Florida 33759. Market Street leases 5,631 and 27,159 square feet of office space in Clearwater under leases that expire June 30, 2002 and April 30, 2004, respectively. In addition, Market Street leases approximately 39 branch offices located in 10 states.

ITEM 3. LEGAL PROCEEDINGS

Lindhe et al.v. NetBank, Inc. and CompuBank, N.A., C.A. No. C01-0822R (Western District of Washington)

        On June 4, 2001, NetBank, Inc. (the "Company") was served with a class action complaint filed by Per Martin Lindhe and ShellyRae Norbeck in the United States District Court for the Western District of Washington. The complaint alleges violations of the federal Expedited Funds Availability Act, and state law claims of breach of contract, breach of common law duties, and conversion arising from the Company's acquisition of deposit accounts from CompuBank, N.A. A settlement is pending Court approval, and assuming such approval, the suit would represent a potential loss to or payment by the Company of approximately $200,000.

Illinois Union Insurance Co. v. Commercial Money Center, Inc., et al., Case No. CV-01-0685-KJD-RJJ (District Court of Nevada)

        On December 3, 2001, the Company was served with a complaint filed by Illinois Union Insurance Company in the United States District Court for the District of Nevada. The complaint seeks rescission of certain insurance policies relating to leases purchased by the Company and restitution and recovery of any benefits paid to the Company. We have filed a separate action against Illinois Union and three other surety companies seeking payment under performance bonds guaranteeing payment under the leases. At this time, we are unable to express an opinion as to the likelihood of loss, or the amount or range of potential loss, with regard to this matter.

interstate NetBank v. NetBank, Inc. and NetBank, Case No. 1:01-CV-1324(JBS) (District of New Jersey)

        On June 27, 2001, the Company was served with a complaint for a declaratory judgment filed by interState NetBank in the District of New Jersey challenging the "NETBANK®" service mark. The Company answered and counterclaimed for trademark infringement on July 13, 2001. Factual discovery had been scheduled through January 31, 2002, with expert discovery to have been completed by April 30, 2002. Discovery was stayed pending a ruling on interState NetBank's November 19, 2001 motion for summary judgment, which claimed that "NETBANK" is generic for all banking services delivered over the Internet. The Company's response to the motion is due on March 29, 2002 and discovery may recommence depending on the outcome of the ruling on the motion.

        The Company intends to vigorously defend against interState NetBank's challenge of the "NETBANK®" service mark and will pursue its counterclaims for trademark infringement, cyberpiracy and unfair competition. While there is a possibility of an adverse outcome for the Company, at this stage of the matter, we cannot fairly determine the likelihood of an adverse outcome. However, in the event of an adverse outcome, it is unlikely that there would be a monetary loss aside from the loss in value of the intellectual property rights in the NETBANK® registration.

NetBank, Inc. and NetBank v. The RiverBank, Case No. 1:00-CV-2154 CC (Northern District of Georgia)

        The Company filed an infringement lawsuit against RiverBank in the United States District Court for the Northern District of Georgia on August 21, 2000. Following motion practice over jurisdiction, the case has been transferred to Minnesota.

        The Company intends to continue to pursue its infringement claims against the RiverBank. While there is a possibility of an adverse outcome for the Company, at this stage of the matter, we cannot fairly determine the likelihood of an adverse outcome. However, in the event of an adverse outcome, it is unlikely that there would be a monetary loss aside from the loss in value of the intellectual property rights in the NETBANK® registration.

        The Company has also sent numerous letters to other entities that appear to be infringing the Company's rights in the NETBANK® service mark and variations of that mark. The letters demand that the entities immediately cease and desist from any such infringing activities. If the entities refuse to cease the infringement, the Company intends to file additional lawsuits similar to those that have already been filed. If litigation becomes necessary, it is possible that the entities will respond by also seeking to cancel the NETBANK® registration. To date, however, no other entity has actually threatened or suggested such action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our common stock is quoted on the Nasdaq Stock Market under the symbol "NTBK." The following table shows, for the periods indicated, the high and low closing prices per share of our common stock as reported by the Nasdaq Stock Market.

	High	Low
2000
First quarter	$22.00	$12.06
Second quarter	$14.44	$8.56
Third quarter	$13.38	$9.75
Fourth quarter	$11.94	$6.00
2001
First quarter	$10.88	$6.69
Second quarter	$11.90	$8.44
Third quarter	$10.70	$7.10
Fourth quarter	$11.05	$6.95
2002
First quarter (through March 13, 2002)	$16.76	$10.70

        We have not declared or paid any cash dividends on our common stock. We have no present plan to pay dividends, but the Board of Directors may consider paying a moderate dividend in the future. In addition, the Office of Thrift Supervision regulates the amount of dividends that our subsidiary thrift can pay to us.

        On June 29, 2001, we issued 1,689,189 shares of common stock to Republic Bancorp, Inc. in a private placement to a single accredited investor pursuant to Rule 506 under the Securities Act of 1933, as amended. The shares were issued as part of the consideration for our acquisition of Market Street Mortgage Corporation and were valued at $8.88 per share, representing an aggregate value of approximately $15 million.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is derived from our consolidated financial statements, which are attached as Exhibit 13.1 to this report. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere herein.

	2001	2000	1999	1998	1997
Income Statement Data (in 000's except per share and account data):
Interest income	$151,516	$116,320	$54,773	$18,088	$2,223
Interest expense	100,617	78,564	31,401	11,425	1,260

Net interest income	50,899	37,756	23,372	6,663	963
Provision for loan losses	616	393	107	20	471

Net interest income after provision for loan losses	50,283	37,363	23,265	6,643	492
Non-interest income	27,630	3,411	1,659	683	63
Non-interest expense	67,438	43,181	20,560	5,187	6,132

Income (loss) before income taxes and extraordinary gain	10,475	(2,407)	4,364	2,139	(5,577)
Income tax benefit (expense)	(3,874)	1,289	(1,316)	2,325	—

Income (loss) before extraordinary gain	6,601	(1,118)	3,048	4,464	(5,577)
Extraordinary gain on early extinguishment of debt, net of tax of $5,750	—	9,711	—	—	—

Net income (loss)	$6,601	$8,593	$3,048	$4,464	$(5,577)

Net income (loss) before extraordinary gain per common share—basic	$0.23	$(0.04)	$0.11	$0.24	$(0.55)
Net income (loss) before extraordinary gain per common and potential common share—diluted	$0.22	$(0.04)	$0.11	$0.23	$(0.55)
Net income (loss) per common share—basic	$0.23	$0.29	$0.11	$0.24	$(0.55)
Net income (loss) per common and potential common share—diluted	$0.22	$0.28	$0.11	$0.23	$(0.55)
Weighted average shares outstanding-basic	29,210	29,667	27,052	18,447	10,062
Weighted average shares outstanding-diluted	29,770	30,340	28,045	19,151	10,062
Balance Sheet Data-At Period End:
Total assets	$2,879,533	$1,842,690	$1,257,885	$388,437	$93,220
Total deposits	$1,493,819	$980,752	$653,901	$283,589	$58,727
Total debt	$1,038,908	$590,926	$355,935	$60,000	—
Shareholders' equity	$255,454	$250,607	$238,421	$38,755	$34,117
Book value per shares outstanding at end of year	$8.80	$8.62	$8.11	$2.10	$1.85
Percentage of net income (loss) to:
Average total assets (ROA)	0.28%	0.55%	0.37%	1.85%	(11.81)%
Average shareholders' equity (ROE)	2.48%	3.51%	2.20%	12.25%	(33.07)%
Percentage of average shareholders' equity (deficit) to average total assets	11.45%	15.77%	16.84%	15.13%	35.71%
Number of accounts at period end	245,000	162,000	66,000	17,000	5,000

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        NetBank, Inc. is a bank holding company that wholly owns the outstanding stock of NetBank, FSB, its wholly owned subsidiary, Market Street Mortgage Corporation ("Market Street"), and NB Partners, Inc. ("NB Partners") and its wholly owned subsidiary NetBank Partners, LLP ("NetBank Partners"), (jointly, "NetBank"). NetBank, FSB is a federal savings bank, and its subsidiary, Market Street, is a mortgage company that was acquired on June 29, 2001. NB Partners and NetBank Partners are both involved in strategic partnering opportunities. As of December 31, 2001, NetBank had 245,000 accounts and $1.5 billion in deposits.

        On May 14, 1999, we effected a three-for-one split of our common stock in the form of a stock dividend paid to shareholders of record as of the close of business on April 23, 1999. All references to share and per share amounts reflect the split.

Financial Condition

        At the beginning of 2001, NetBank's stated goal was to place renewed emphasis on the profitability of operations. By the end of 2001, income before extraordinary gain had increased from a $1.1 million loss, or $(0.04) per share, in 2000 to $6.6 million or $0.22 per share income in 2001. Total assets were $2.9 billion as of December 31, 2001 as compared with $1.8 billion as of December 31, 2000. The growth in the balance sheet was fueled by internal growth of our deposit accounts as well as through two acquisitions during the year ended December 31, 2001.

        Total deposits increased 52.3% from $980.8 million as of December 31, 2000 to $1.5 billion as of December 31, 2001. Approximately $75.7 million of the $513.1 million increase in deposits resulted from our acquisition of 50,000 accounts from Compubank on March 28, 2001. The remaining portion of the increase was the result of internal growth. In addition, as part of our income diversification strategy, on June 29, 2001, we purchased Market Street, a retail mortgage lender based in Clearwater, Florida, and licensed to conduct business in 37 states. Since the acquisition, Market Street has originated approximately $1.3 billion of residential mortgages. As of December 31, 2001, $295.5 million of those mortgages were recorded as loans held for sale and a $33.6 million liability was recorded related to loans in process. Other borrowed funds increased $447.8 million, from $564.2 million at December 31, 2000 to $1.0 billion at December 31, 2001. The increase was the result of $147.0 million outstanding under Market Street's $250.0 million warehouse line with the Federal Home Loan Bank of Atlanta ("FHLB") and $810.0 million in conventional FHLB advances extended to NetBank, offset by the repayment of $509.2 million in NetBank FHLB advances.

        As Market Street primarily originates fixed first mortgages, NetBank purchased $739.4 million in adjustable first and fixed second residential mortgages, commercial mortgages, home equity lines and leases during the year ended December 31, 2001. The purchases were offset by prepayments due to increased refinancing activity in a declining rate environment, resulting in a net increase of $125.7 million in NetBank's loan portfolio to $1.5 billion at December 31, 2001. The securities portfolio increased $461.2 million from $388.9 million at December 31, 2000 to $850.1 million at December 31, 2001 as NetBank began to increase liquidity in anticipation of acquiring Resource Bancshares Mortgage Group, Inc. ("RBMG") during the first quarter of 2002. RBMG is a wholesale mortgage banking company headquartered in Columbia, South Carolina focused on the purchase, sales and servicing of residential, single-family mortgage loans through a nationwide network of independent brokers and correspondent banks. The acquisition is motivated primarily by balance sheet synergies between the two companies. NetBank will gain access to higher-yield assets and additional fee based income, while RBMG will enjoy a lower cost of funding.

        Capital resources remained fairly constant at December 31, 2001 at $255.5 million, compared with $250.6 million at December 31, 2000. We issued 1,689,000 new shares in conjunction with the acquisition of Market Street and repurchased approximately 1,818,000 shares under a stock repurchase program begun during 2000. As of December 31, 2001, the total number of shares held in treasury was 2,737,000 at an aggregate cost of $21,509,000, or $7.86 per share.

        Average Balances, Net Interest Income and Yields Earned and Rates Paid.    The following table sets forth information regarding our average balance sheet (in 000's). Information is based on average monthly balances during the years ended December 31, 2001, 2000, and 1999.

	Year Ended December 31, 2001
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning assets:
Short-term investments	$57,388	$2,320	4.0%
Investment securities(1)	581,841	35,703	6.1%
Loans receivable(2)	1,520,244	113,493	7.5%

Total interest-earning assets	2,159,473	151,516	7.0%
Non-interest earning assets	168,852

Total assets	$2,328,325

Interest-bearing liabilities:
Deposits:
Checking accounts	$123,416	2,268	1.8%
Money market	421,474	15,442	3.7%
Certificates of deposit	742,098	42,977	5.8%
Other borrowed funds	652,686	38,446	5.9%
Convertible subordinated debt	27,316	1,484	5.4%

Total interest-bearing liabilities	1,966,990	100,617	5.1%
Non-interest-bearing liabilities	94,682

Total liabilities	2,061,672
Shareholders' equity	266,653

Total liabilities and shareholders' equity	$2,328,325

Net interest earnings		$50,899

Net yield on interest-earning assets(3)			2.4%

	Year Ended December 31, 2000
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning assets:
Short-term investments	$11,533	$692	6.0%
Investment securities(1)	432,928	30,921	7.1%
Loans receivable(2)	1,135,100	84,707	7.5%

Total interest-earning assets	1,579,561	116,320	7.4%
Non-interest earning assets	3,900

Total assets	$1,583,461

Interest-bearing liabilities:
Deposits:
Checking accounts	$56,886	1,635	2.9%
Money market	237,375	13,234	5.6%
Certificates of deposit	523,091	33,878	6.5%
Other borrowed funds	387,333	25,924	6.7%
Convertible subordinated debt	70,782	3,893	5.5%

Total interest-bearing liabilities	1,275,467	78,564	6.2%
Non-interest-bearing liabilities	59,970

Total liabilities	1,335,437
Shareholders' equity	248,024

Total liabilities and shareholders' equity	$1,583,461

Net interest earnings		$37,756

Net yield on interest-earning assets(3)			2.4%

	Year Ended December 31, 1999
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning assets:
Short-term investments	$42,906	$2,274	5.3%
Investment securities(1)	191,841	13,237	6.9%
Loans receivable(2)	503,359	39,262	7.8%

Total interest-earning assets	738,106	54,773	7.4%
Non-interest earning assets	21,695

Total assets	$759,801

Interest-bearing liabilities:
Deposits:
Checking accounts	$19,200	576	3.0%
Money market	146,591	7,501	5.1%
Certificates of deposit	253,513	14,508	5.7%
Other borrowed funds	89,383	5,363	6.0%
Convertible subordinated debt	71,938	3,453	4.8%

Total interest-bearing liabilities	580,625	31,401	5.4%
Non-interest-bearing liabilities	14,385

Total liabilities	595,010
Shareholders' equity	164,791

Total liabilities and shareholders' equity	$759,801

Net interest earnings		$23,372

Net yield on interest-earning assets(3)			3.2%

(1)
Based on amortized cost; changes in fair value are not considered.
(2)
No separate treatment has been made for non-accrual loans.
(3)
Net interest income divided by average interest-earning assets.

        The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the years indicated (in 000's):

	Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000
		Increase Due to
	Net Increase (Decrease)
		Rate(1)	Volume(1)
Interest-bearing assets:
Short-term investments	$1,628	$(182)	$1,810
Investment securities	4,782	(4,356)	9,138
Loans, gross	28,786	33	28,753

Total interest income	35,196	(4,505)	39,701
Interest-bearing liabilities:
Checking accounts	633	(590)	1,223
Money market	2,208	(4,537)	6,745
Certificates of deposit	9,099	(3,584)	12,683
Other borrowed funds	12,522	(3,108)	15,630
Convertible subordinated debt	(2,409)	(48)	(2,361)

Total interest expense	22,053	(11,867)	33,920

Net interest income	$13,143	$7,362	$5,781

	Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999
		Increase Due to
	Net Increase (Decrease)
		Rate(1)	Volume(1)
Interest-bearing assets:
Short-term investments	$(1,582)	$300	$(1,882)
Investment securities	17,684	465	17,219
Loans, gross	45,445	(1,699)	47,144

Total interest income	61,547	(934)	62,481
Interest-bearing liabilities:
Checking accounts	1,059	(24)	1,083
Money market	5,733	672	5,061
Certificates of deposit	19,370	1,911	17,459
Other borrowed funds	20,561	619	19,942
Convertible subordinated debt	440	504	(64)

Total interest expense	47,163	3,682	43,481

Net interest income	$14,384	$(4,616)	$19,000

(1)
The changes in interest income and/or expense not due solely to rate or volume have been allocated to the volume component.

Results of Operations

        On June 29, 2001, NetBank acquired Market Street in a transaction accounted for as a purchase. Accordingly, Market Street's results of operations are included from the date of acquisition.

Critical Accounting Policies

        NetBank's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which often require the judgment of management in the selection and application of certain accounting principles and methods. Management believes the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

        In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, NetBank has identified the following as the most critical accounting policies upon which its financial status depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. NetBank's most critical accounting policies are those related to:

        Allowance for Loan Losses—The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. As the majority of NetBank's portfolio is purchased, an estimate of the loss inherent in the purchased portfolio is made and an allowance for loan losses is recorded by adjusting the premium associated with the purchased loans at the time of purchase. Management determines the adequacy of the allowance based upon reviews of individual and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, the seller's reserve, and other pertinent factors. Any deterioration in a loan pool occurring after the date of purchase is charged to the provision for loan loss. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses, net of recoveries on loans previously charged off are added to the allowance.

        Gains on Sales of Mortgage Loans and Servicing Rights—Gains or losses resulting from loan sales are generally recognized based on the difference between the net sale proceeds and the net book value of the loans sold. Deferred fees and costs are recorded as an adjustment of the book value and are included in the gain or loss on sale when the mortgage loan is sold. Gains or losses on sales of mortgage loans are affected by the sale of, or the recording of retained mortgage servicing rights related to the specific pools of loans sold.

        Premium on Loans Purchased—Premiums on loans purchased from third parties are capitalized and amortized over the average life of the loan as an adjustment to yield. Such premiums are classified with the loan balance to which they relate for financial reporting purposes.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

        General.    At the beginning of 2001, NetBank's stated goal was to place renewed emphasis on the profitability of operations. By the end of 2001, income before extraordinary gain had increased from a $1.1 million loss, or $(0.04) per share, in 2000 to $6.6 million or $0.22 per share income in 2001. The increase in overall income before extraordinary gain was driven by a company-wide focus on serving our existing customer base more efficiently, providing enhancements to products where the initial investment had already been made and cross-selling products to turn less profitable customers into more profitable ones. During the year ended December 31, 2001, we substantially reduced our marketing and infrastructure expenditures by continuing our focus on pay-for-performance type arrangements, introducing certain fees intended to encourage our existing customers to take advantage of less costly, on-line services and customer self-service tools on our Web site. In addition, we examined our relationship with each of our major vendors and asked those vendors to work with us to identify ways to cut costs. We also diversified and enhanced our income stream through the acquisition of Market Street. This acquisition allowed us to generate fee income related to the origination and sale of first mortgages, to reduce the risk of material write-downs of premiums related to prepayment activity during periods of declining rates, and to participate in the increased refinancing activity during a period of declining rates.

        Interest Income.    Interest income related to our loan and investment portfolio for the year ended December 31, 2001 increased $35.2 million, to $151.5 million from $116.3 million for the year ended December 31, 2000. The increase in interest income was primarily the result of a higher average balance in both the securities and the loan portfolios due to account growth during the year ended December 31, 2001 as compared with the year ended December 31, 2000, offset by lower yields on both portfolios as interest rates declined and both loans and securities repriced during the year. The average balance in the loan and securities portfolio was $1.5 billion and $581.8 million, respectively during the year ended December 31, 2001, as compared with $1.1 billion and $432.9 million during the year ended December 31, 2000. Loan yields were 7.5% for both the years ended December 31, 2001 and 2000. The yield on the investment portfolio was 6.1% for the year ended December 31, 2001 as compared with 7.1% for the year ended December 31, 2000. The mix of the loan portfolio remained relatively stable, with 36% of our loan portfolio invested in first mortgages at both December 31, 2001 and 2000.

        Interest Expense.    Interest expense for the year ended December 31, 2001 increased $22.1 million, or 28.1%, to $100.6 million from $78.6 million for the year ended December 31, 2000. The primary reason for the increase was the $513.1 million, or 52.3%, increase in our deposit portfolio and a $447.8 million, or 79.4%, increase in other borrowed funds, primarily FHLB advances and the Market Street warehouse line. This increase in volume was offset by constant decreases in interest rates throughout the year ended December 31, 2001, with the average rate paid on deposits decreasing from 6.0% for the year ended December 31, 2000 to 4.7% for the year ended December 31, 2001 and the average rate paid on other borrowed funds decreasing from 6.7% for the year ended December 31, 2000 to 5.9% for the year ended December 31, 2001.

        Net Interest Income.    Net interest income is determined by our interest rate spread, which is the difference between the yield earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, and is effected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $50.9 million, or 2.4% of average interest-earning assets for the year ended December 31, 2001 compared to $37.8 million, or 2.4% of interest-earning assets for the year ended December 31, 2000. Net interest margin remained constant due to loan and securities yields decreasing due to the declining rate environment and deposits re-pricing at approximately the same rate, thereby keeping the net interest spread constant.

        Provision for Loan Losses.    In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios at the date of purchase and record the necessary allowance by adjusting the premium associated with each portfolio. We determine the adequacy of the allowance based upon reviews of individual and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, the seller's reserve, and other pertinent factors. Any deterioration in a loan pool occurring after the date of purchase is charged to the provision for loan loss. During the year ended December 31, 2001, we recorded $11.5 million as an addition to premiums related to allowance for loan losses for loans purchased during the year. In addition, we also recorded a provision for loan losses of $0.6 million primarily related to two portfolios of fixed second mortgages with high loan to value ratios and one pool of auto loans. This compares to a provision of $0.4 million recorded during the year ended December 31, 2000 primarily related to these same pools. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool-by-pool basis for our purchased portfolio and a loan-by-loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

        Non-interest Income.    For the year ended December 31, 2001, non-interest income increased 710.0% from $3.4 million for the year ended December 31, 2000 to $27.6 million for the year ended December 31, 2001. The increase was the result of $11.8 million in gains on sales of loans and loan servicing recorded during the year ended December 31, 2001 related to Market Street, a $3.2 million increase in gains on sales of securities, and a $9.2 million increase in fee income due to an increase in service charges resulting from the $513.1 million increase in our deposit portfolio as well as new fee initiatives introduced during the fourth quarter of 2000 and the first six months of 2001. The initiatives included introduction of new fees that encouraged our existing customers to take advantage of our on-line services such as on-line bill payment, rather than more costly, labor-intensive services such as writing checks.

        Non-interest Expense.    Non-interest expense includes all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Non-interest expense increased $24.3 million, or 56.2% for the year ended December 31, 2001 as compared with the year ended December 31, 2000. Approximately 60% of this increase resulted from the recording of $14.4 million in non-interest expense related to Market Street subsequent to acquisition on June 29, 2001. The remaining $9.9 million of the increase in non-interest expense resulted from increases in salaries and benefits ($3.2 million), customer service ($5.4 million), data processing ($3.6 million), depreciation and amortization ($2.9 million), and loan servicing ($1.7 million), offset by a reduction in marketing expense ($7.2 million). Salaries and benefits increased as NetBank's employee base grew from 101 full-time equivalents at December 31, 2000 to 140 full-time equivalents at December 31, 2001—an expansion necessary to support the 51.2% increase in customer accounts from 162,000 accounts at December 31, 2000 to 245,000 accounts at December 31, 2001. Customer service expense increased due to variable customer service expenses such as call center support which increased as the number of accounts increased 51.2% during the year ended December 31, 2001. In addition, we experienced a $2.1 million increase in cash item losses as compared with the year ended December 31, 2000 due to the increased number of accounts and depositors as well as uncollectible or fraudulent deposits associated with the Compubank conversion. Data processing primarily increased due to variable charges tied to the number of deposit accounts. Depreciation and amortization increased primarily due to additional amortization expense associated with the core deposit intangible recorded as part of the acquisition of Compubank accounts during the first quarter of 2001, as well as increased amortization due to higher capitalized software balances recorded during the year ended December 31, 2001 as compared with the year ended December 31, 2000. Loan servicing increased due to the 33.9% increase in the average balance of our loan portfolio for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Marketing expenses returned to a more normalized level as compared with December 31, 2000 when marketing expenditures were targeted at a higher level due to gains realized on the repurchase of our convertible subordinated notes.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

        General.    During the first quarter of 2000, we identified an opportunity to repurchase, at a substantial discount, some of our $115 million in convertible subordinated notes outstanding. We realized that the gains from this repurchase of the convertible notes would allow us to accelerate our marketing and infrastructure programs to attract a greater number of customers during this growth phase of our business model. Therefore, during the year ended December 31, 2000, we repurchased $87.7 million of our convertible subordinated notes outstanding for $62.5 million in cash and 595,000 shares of NetBank common stock and recorded an extraordinary gain on early extinguishment of debt of $9.7 million, net of tax. These gains are the primary reason for the $5.5 million increase in net income for the year ended December 31, 2000 over the year ended December 31, 1999. Because of these substantial gains, we were able to invest $13.1 million in marketing expenses to attract customers, a 77.9% increase over last year's marketing expenditures of $7.4 million. This increase in marketing expenditures allowed us to attract approximately 96,000 new accounts, which generated a $326.9 million increase in customer deposits. Due to the 145.5% increase in new accounts during December 31, 2000, we made additional investments in infrastructure and new product development to support those customers and maintain our current customer attrition rate of less than 4.0% annually. Due to the extraordinary gains realized from the repurchase of debt, management increased marketing expenditures as well as infrastructure and product development investments, the primary reason for the decrease in operating income of $4.2 million, or 136.7% over the year ended December 31, 1999.

        Interest Income.    Interest income related to our loan and investment portfolio for the year ended December 31, 2000 increased $61.5 million, to $116.3 million from $54.8 million for the year ended December 31, 1999. The increase in interest income was primarily the result of the 74.9% increase in our loan portfolio from $787.3 million at December 31, 1999 to $1.4 billion at December 31, 2000, as well as better yields on our security portfolio, offset by slightly lower loan yields due to a larger percentage of first mortgages in our loan portfolio. First mortgages typically produce comparatively lower yields than second mortgages, home equity lines, or commercial mortgages. Loan yields were 7.5% for the year ended December 31, 2000 as compared to 7.8% for the year ended December 31, 1999. The yield on the investment portfolio was 7.1% for the year ended December 31, 2000 as compared with 6.9% for the year ended December 31, 1999.

        Interest Expense.    Interest expense for the year ended December 31, 2000 increased $47.2 million, or 150.2%, to $78.6 million from $31.4 million for the year ended December 31, 1999. The primary reason for the increase was the $326.9 million, or 50.0%, increase in our deposit portfolio and a $320.2 million, or 131.2%, increase in other borrowed funds, primarily FHLB advances. The increase in interest expense was further the result of higher interest rates, with the average rate paid on deposits increasing from 5.4% for the year ended December 31, 1999 to 6.0% for the year ended December 31, 2000 and the average rate paid on other borrowed funds increasing from 6.0% for the year ended December 31, 1999 to 6.7% for the year ended December 31, 2000.

        Net Interest Income.    Net interest income is determined by our interest rate spread, which is the difference between the yield earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, and is effected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $37.8 million, or 2.4% of average interest-earning assets for the year ended December 31, 2000 compared to $23.4 million, or 3.2% of interest-earning assets for the year ended December 31, 1999. The decrease in net interest income, or spread, was primarily the result of higher interest rates paid on customer deposits due to increased competition for retail deposits, as well as higher interest rates paid on other borrowed funds due to an inverted yield curve. The inverted yield curve that existed throughout most of the year ended December 31, 2000, also negatively effected the yields on investment securities and loans.

        Provision for Loan Losses.    In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the year ended December 31, 2000, we recorded $7.3 million as an addition to premiums related to allowance for loan losses for loans purchased during the year. In addition, we also recorded a provision for loan losses of $0.4 million primarily related to originated loans and two portfolios of fixed second mortgages with high loan to value ratios. This compares to a provision of $0.1 million recorded during the year ended December 31, 1999. The increase is primarily due to the increase in volume of our originated portfolio. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool-by-pool basis for our purchased portfolio and a loan by loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

        Non-interest Income.    For the year ended December 31, 2000, we recorded approximately $3.4 million in non-interest income compared to $1.7 million recorded during the year ended December 31, 1999. Gains on sales of securities, which are included in this category were $0.4 million during the year ended December 31, 2000, as compared with $0.5 million for the year ended December 31, 1999. The remaining portion of the increase was due to an increase in service charges resulting from the $326.9 million increase in our deposit portfolio as well as a new fee initiative introduced during the fourth quarter of 2000. The initiative included introduction of new fees that encouraged our existing customers to take advantage of our on-line services such as on-line bill payment, rather than more costly, labor- intensive services such as writing checks.

        Non-interest Expenses.    Non-interest expenses include all operating expenses including salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). Non-interest expense increased $22.6 million, or 110.0% for the year ended December 31, 2000 as compared with the year ended December 31, 1999. This increase was primarily the result of planned increases in marketing and infrastructure as a result of the gains realized on the repurchase of our convertible subordinated notes. These increases primarily fell into three categories—marketing, which increased $5.7 million, customer services which increased $8.3 million, and data processing which increased $1.6 million. In addition, customer service was also impacted by a $1.8 million non-recurring charge during the fourth quarter of 2000 that resulted from a detailed review of all customer accounts including customer credit scoring procedures, hold policies, and overdraft policies which may be impacted by the impending economic slowdown. Consequently, we have closed certain accounts due to these tighter controls, written-off customer debit balances greater than 90 days old, and we have established what we believe is a required cash item loss reserve on our balance sheet. Customer service was also impacted by increasing incremental expenses such as postage, telephone and loan servicing fees commiserate with the 145.5% increase in new accounts. In addition, salaries and benefits increased $2.9 million as a result of additional headcount as we continued to add employees to support the rapid growth of NetBank's activities and customer base.

Interest Rate Sensitivity

        We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature, reprice, or repay within a given period of time. The difference, or the interest rate sensitivity "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and a gap is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. In a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or have its asset yields adjusted upward. This would result in the yield on its assets increasing at a faster pace than the cost of its interest-bearing liabilities. During a period of falling interest rates, however, an institution with a positive gap would tend to have its assets adjusted downward at a faster rate than one with a negative gap. This would tend to reduce or restrain the growth of its net interest income.

        The following table sets forth the interest rate sensitivity of our assets and liabilities as of December 31, 2001 (in 000's):

	Term to Repricing, Repayment, or Maturity
	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years And Insensitive	Total
Interest-Earning Assets:
Cash and cash equivalents	$17,562	$—	$—	$—	$17,562
Federal funds sold	4,785	—	—	—	4,785
Investment securities	135,447	172,747	435,716	106,169	850,079
Stock of Federal Home Loan Bank of Atlanta	55,539	—	—	—	55,539
Loans receivable	403,817	334,362	665,976	85,366	1,489,521
Mortgage loans receivable held for sale	295,529	—	—	—	295,529

Total interest-earning assets	912,679	507,109	1,101,692	191,535	2,713,015
Non interest-earning assets	—	—	—	166,518	166,518

Total assets	$912,679	$507,109	$1,101,692	$358,053	$2,879,533

Interest-Bearing Liabilities:
Interest-bearing deposits	$291,531	$965,459	$80,071	$129,900	$1466,961
Other borrowed funds	366,985	—	595,000	50,000	1,011,985
Convertible subordinated debt	—	—	26,923	—	26,923
Total interest-bearing liabilities	658,516	965,459	701,994	179,900	2,505,869
Interest-free deposits	—	—	—	26,858	26,858
Other interest-free liabilities and equity	—	—	—	346,806	346,806

Total liabilities and equity	$658,516	$965,459	$701,994	$553,564	$2,879,533

Net interest rate sensitivity gap	$254,163	$(458,350)	$399,698	$11,635	$207,146
Cumulative gap	$254,163	$(204,187)	$195,511	$207,146	—
Net interest rate sensitivity gap as a percent of interest-earning assets	27.85%	(90.38)%	36.28%	6.07%	7.64%
Cumulative gap as a percent of cumulative interest-earning assets	27.85%	(14.38)%	7.75%	7.64%	0.00%

LENDING ACTIVITIES

        General.    Since inception, the major component of our asset gathering strategy has always been to purchase high-quality loans from other originating institutions. With the purchase of Market Street during the year ended December 31, 2001, we modified this strategy to include the origination of high-quality loans. The origination capability allows us to participate in the fee income stream related to origination and reduces the risk of material write-downs of premium related to prepayment activity during periods of declining rates. However, as Market Street primarily originates fixed first mortgages, we continue to purchase other types of loans through bulk loan purchases. Both our loan acquisition and origination strategy continue to focus on single-family residential mortgages, with some diversification during the year as we continue to slow our asset growth. During the year, $570 million, or 77.1% of our purchases were first and second residential mortgages, bringing the total percentage of our loan portfolio secured by single-family residential mortgages to 78.2% as of December 31, 2001. At December 31, 2001, 2000, and 1999, our loans receivable portfolio, including loans held for sale, totaled $1.8 billion, $1.4 billion, and $787.3 million, or 62.0%, 74.7%, and 62.6% of total assets, respectively.

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio by type of loan as of December 31, 2001, 2000, 1999, 1998 and 1997 (in 000's):

	December 31, 2001		December 31, 2000		December 31, 1999		December 31, 1998		December 31, 1997
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential mortgages	$977,768	54.1%	$863,340	62.7%	$480,470	61.0%	$144,361	51.4%	$13,954	31.0%
Residential mortgages held for sale	295,560	16.3	—	—	—	—	—	—	—	—
Home equity lines	140,806	7.8	243,657	17.7	177,670	22.6	89,054	31.7	4,412	9.8
Commercial mortgages	231,739	12.8	160,510	11.7	48,783	6.2	8,556	3.1	4,478	10.0
Leases	150,918	8.3	104,743	7.6	62,295	7.9	1,231	0.4	5,122	11.4
Consumer	10,747	0.7	2,404	0.1	4,183	0.5	1,710	0.6	2,066	4.6
Construction	197	—	1,533	0.1	10,723	1.4	27,997	10.0	278	0.6
Auto	211	—	1,018	0.1	3,211	0.4	7,804	2.8	14,624	32.6

	$1,807,946	100%	$1,377,205	100.0%	$787,335	100.0%	$280,713	100.0%	$44,934	100.0%

        Contractual Principal Repayments.    The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in our total loan portfolio, based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less (in 000's):

	Due 1 Year or Less	Due 1-5 Years	Due After 5 Years	Total	Weighted Average Yield
Residential mortgages	$30,594	$149,927	$797,247	$977,768	7.26%
Residential mortgages held for sale	50,738	13,460	231,362	295,560	6.50%
Home equity lines	4,942	25,713	110,151	140,806	3.33%
Commercial mortgages	63,392	46,937	121,410	231,739	6.91%
Leases	544	149,020	1,354	150,918	11.05%
Consumer	10,747	—	—	10,747	12.00%
Construction	197	—	—	197	7.75%
Auto	211	—	—	211	10.88%

	$161,365	$385,057	$1,261,524	$1,807,946

        The following table sets forth the dollar amount of total loans, exclusive of loans held for sale, due after one year from December 31, 2001, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates (in 000's):

	Fixed Rate	Floating or Adjustable Rate	Total
Residential mortgages	$645,684	$301,490	$947,174
Home equity loans	—	135,864	135,864
Commercial mortgages	39,120	129,227	168,347
Leases	150,374	—	150,374

Total	$835,178	$566,581	$1,401,758

        A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower and its related entities if the loans are fully secured by readily marketable securities. At December 31, 2001, our limit on loans to one borrower was approximately $33.7 million (15% unimpaired capital and surplus). At December 31, 2001, we had not made any loans to any one borrower, including persons or entities related to the borrower, exceeding the limitation.

        Asset Quality and Non-performing Assets.    As of December 31, 2001 and 2000, NetBank had $3,195,000 and $979,000, respectively, of impaired, non-accrual loans. The amount of impaired loans written off during the years ended December 31, 2001, 2000, and 1999 was $2,597,000, $1,839,000, and $1,790,000, respectively. NetBank had $74,000 in real estate owned resulting from loan foreclosures as of December 31, 2001. NetBank had no restructured loans as of either December 31, 2001 or 2000.

        Concentrations of Credit Risk.    At December 31, 2001, 15%, 14%, 13%, and 6% of NetBank's loans were with customers residing in California, Texas, Florida, and Georgia, respectively. At December 31, 2000, 21.5%, 10.3%, 6.3%, and 5.6% of NetBank's loans were with customers residing in California, Florida, Georgia, and New York, respectively. At December 31, 2001 and 2000, 24.7% and 44.1%, respectively, of NetBank's loans were purchased from and serviced by Countrywide Home Loans, Inc. In addition, at December 31, 2001, 14.0% of NetBank's loans were purchased from and serviced by Guaranty Bank.

        Allowance for Loan Losses.    The allowance for loan losses is maintained at a level management considers adequate to provide for probable losses in the loan portfolio. As the majority of our portfolio is purchased, we make an estimate of the loss inherent in the purchased portfolio at the date of purchase based on industry statistics and a review of the seller's reserve and record an allowance for loan losses by adjusting the premium associated with the purchased loans. We periodically review the adequacy of the allowance based upon reviews of individual loans and loan pools, recent loss experience, current economic conditions, the risk characteristics of the various pools of loans, or individual loans, industry statistics and other pertinent factors. If we note a decline in credit quality for a specific loan pool or a loan, we record an additional allowance through a charge to the provision for loan losses. Loans that we deem uncollectible are charged to the allowance. We also add provisions for loan losses, net of recoveries on loans previously charged off, to the allowance.

        Although we use the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be necessary in the future should economic or other conditions change substantially. In addition, the Office of Thrift Supervision, as an integral part of the examination process, periodically reviews our allowance for loan losses. The agency may require us to recognize additions to the allowance based on their judgments about the information available to them at the time of their examination.

        The following table sets forth an analysis of our allowance for loan losses during the years ended December 31, 2001, 2000, 1999, 1998, and 1997 (in 000's):

	December 31,
	2001	2000	1999	1998	1997
Balance—Beginning of year	$13,421	$7,597	$3,472	$453	$—
Allowances recorded in connection with the purchase of loan pools	11,456	7,270	5,808	3,586	—
Provision for loan losses	616	393	107	20	471
Loans charged off:
Residential mortgages	(1,236)	(1,146)	(1,376)	(327)	—
Equipment leases	(15)	(3)	(3)	(31)	(8)
Auto	(60)	(82)	(102)	(171)	—
Home equity lines	(1,217)	(502)	(307)	(44)	—
Other	(69)	(106)	(2)	(14)	(10)

Total loans charged off	(2,597)	(1,839)	(1,790)	(587)	(18)

Balance-End of year	$22,896	$13,421	$7,597	$3,472	$453

Allowances for loan losses as a percent of total loans outstanding	1.3%	1.0%	1.0%	1.2%	1.0%

        The following table sets forth information concerning the allocation of our allowance for loan losses by loan category at December 31, 2001, 2000, 1999, 1998, and 1997 (in 000's):

	December 31, 2001		December 31, 2000		December 31, 1999		December 31, 1998		December 31, 1997
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Residential mortgages	$14,463	54.1%	$7,466	62.7%	$3,449	61.0%	$1,882	51.4%	$46	31.0%
Residential mortgages held for sale	31	16.3	—	—	—	—	—	—	—	—
Home equity lines	1,714	7.8	2,703	17.7	2,982	22.6	1,484	31.7	49	9.8
Commercial mortgages	3,291	12.8	1,754	11.7	343	6.2	—	3.1	—	10.0
Leases	3,331	8.3	1,359	7.6	814	7.9	81	0.4	113	11.4
Consumer	50	0.7	118	0.1	6	0.5	16	0.6	13	4.6
Construction	—	—	—	0.1	—	1.4	—	10.0	52	0.6
Auto	16	—	21	0.1	3	0.4	9	2.8	180	32.6

	$22,896	100.0%	$13,421	100.0%	$7,597	100.0%	$3,472	100.0%	$453	100.0%

INVESTING ACTIVITIES

        Investment securities.    Our investment policy, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk and investment portfolio asset concentrations. Our investment policy is currently implemented by the asset liability committee within the parameters set by the Board of Directors.

        We are authorized to invest in obligations issued or fully guaranteed by the United States government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.

        Securities classified as available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported in other comprehensive income. At December 31,

2001, 2000, and 1999, all of our investment securities were classified as available for sale. At December 31, 2001, 2000, and 1999, investments in the debt and/or equity securities of any one issuer did not exceed more than 10% of our shareholders' equity.

        The following tables set forth certain information relating to our available-for-sale securities at December 31, 2001, 2000, and 1999 (in 000's):

		Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At December 31, 2001
Mortgage pool securities	$596,675	$345	$5,374	$591,646
Collateralized mortgage obligations	185,768	513	1,261	185,020
Unites States government agencies	60,000	834	—	60,834
Corporate bonds	9,666	—	1,006	8,660
Habitat bonds and other	3,858	61	—	3,919

	$855,967	$1,753	$7,641	$850,079

		Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At December 31, 2000
Mortgage pool securities	$1,221	$12	$—	$1,233
Collateralized mortgage obligations	212,487	1,298	1,579	212,206
Unites States government agencies	162,370	—	284	162,086
Corporate bonds	9,652	26	6	9,672
Habitat bonds and other	3,713	—	—	3,713

	$389,443	$1,336	$1,869	$388,910

		Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At December 31, 1999
Mortgage pool securities	$1,385		$18	$1,367
Collateralized mortgage obligations	248,051	$—	$3,381	$244,670
Unites States government agencies	162,356	29	1,485	160,900
Corporate bonds	9,639	—	1	9,638
Habitat bonds and other	239	—	—	239

	$421,670	$29	$4,885	$416,814

        The following table sets forth the amount of our investment securities (in 000's), which mature during each of the periods indicated, and the weighted average yields for each range of maturities at December 31, 2001. The actual maturity of our investment securities may differ from contractual maturity as certain of our investment securities are subject to call provisions, which allow the issuer to accelerate the maturity date of the security:

	Contractually Maturing
	Less than 1 year	Weighted Average Yield	1-5 years	Weighted Average Yield	5-10 Years	Weighted Average Yield	Greater Than 10 Years	Weighted Average Yield
Mortgage pool securities	$—	—	$—	—	$—	—	$591,646	6.1%
Collateralized mortgage obligations	—	—	—	—	106	6.4%	184,914	5.4%
Unites States government agencies	—	—	25,086	6.0%	35,748	6.4%	—	—
Corporate bonds	—	—	—	—	—	—	8,660	3.8%
Habitat bonds and other	—	—	—	—	—	—	3,919	5.3%

	$—	—	$25,086	6.0%	$35,854	6.4%	$789,139	5.9%

SOURCES OF FUNDS

        General.    NetBank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. NetBank's primary sources of funds are retail deposits, brokered time deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, sales and maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. NetBank invests excess funds in overnight deposits and other short-term interest-earning assets. NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. NetBank's available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, NetBank had availability under existing line of credit agreements totaling $473.1 million at December 31, 2001.

        Disclosure about Contractual Obligations and Commitments.    The following tables identify the Company's aggregated information about contractual obligations and commercial commitments at December 31, 2001 (in thousands).

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Warehouse lines of credit	$146,985	$—	$—	$—	$146,985
FHLB advances	200,000	515,000	125,000	25,000	865,000
Convertible subordinate notes	—	27,316	—	—	27,316
Operating leases	2,628	4,394	468	—	7,490

	$349,613	$546,710	$125,468	$25,000	$1,046,791

        Additionally, the Company maintained commitments to extend credit to customers of approximately $148.0 million at December 31, 2001.

        Deposits.    Our deposit products include checking and money market accounts, and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

        We utilize nontraditional marketing methods to attract new customers and savings deposits. Our target market includes internet users, on-line shoppers and special niche customers. We market our products and services by placing banner advertisements on portals and Web sites that we believe will attract our target customers. We also pursue relationships with third parties whose customers, members, or employees share our customer profile and interest in Internet usage to manage their finances. We also derive a marketing benefit from media coverage. Additionally, we continually seek to form product and marketing alliances with other financial services providers to broaden our product and service offerings and appeal to a broader customer base.

        We are competitive in the types of accounts and services and range of interest rates we offer on our deposit products. Our deposit levels have increased each year since we began bank operations in 1997 primarily as a result of competitive rates we offer and internet advertising. The weighted average interest rate paid during the years ended December 31, 2001, 2000, and 1999, was 4.7%, 6.0%, and 5.4%, respectively. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, we intend to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals.

        The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by us at December 31, 2001, 2000, and 1999 (in 000's):

	December 31, 2001			December 31, 2000			December 31, 1999
	Amount	Percentage	Weighted Average Interest Rate	Amount	Percentage	Weighted Average Interest Rate	Amount	Percentage	Weighted Average Interest Rate
Non-interest bearing checking accounts	$26,858	1.8%	N/A	$15,123	1.5%	N/A	$3,739	0.6%	N/A
Interest bearing:
Checking accounts	131,887	8.8%	1.8%	69,013	7.0%	3.1%	38,590	5.9	3.1%
Money market	492,424	33.0%	3.7%	268,005	27.3%	6.0%	219,898	33.6	5.3%
Certificate of deposit under $100,000	724,328	48.5%	5.8%	528,618	53.9%	6.8%	351,074	53.7	6.1%
Certificate of deposit over $100,000	118,322	7.9%	5.8%	99,993	10.3%	6.8%	40,600	6.2	6.1%

Total	$1,493,819	100.0%		$980,752	100.0%		$653,901	100.0%

        The following table shows maturity information for our certificates of deposit at December 31, 2001 (in 000's):

	Maturity Date
Average Rate Paid on Certificates	3 months or Less	3 to 6 months	6-12 months	12 or more months	Total
5.2-5.25%	$168,031	$—	$—	$—	$168,031
4.4-7.4%	—	214,744	—	—	214,744
2.7-6.6%	—	—	379,801	—	379,801
3.0-5.45%	—	—	—	80,074	80,074

Total	$168,031	$214,744	$379,801	$80,074	$842,650

        The following table sets forth the maturities of our certificates of deposit having principal amounts of $100,000 or more at December 31, 2001 (in 000's):

Within three months	$23,543
Over three months through six months	26,304
Over six months through one year	49,438
Over one year	19,037

Total certificates of deposit with balance of $100,000 or more	$118,322

        Capital Resources—NetBank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure of NetBank to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NetBank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank must meet specific capital guidelines that involve quantitative measures of NetBank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. NetBank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In addition, under regulatory guidelines, NetBank may not pay a dividend to NetBank, Inc. if doing so would cause NetBank to be less than adequately capitalized, as defined below.

        Quantitative measures established by regulation to ensure capital adequacy require NetBank to maintain minimum amounts and ratios set forth in the table below. NetBank's regulatory agency, the OTS, requires NetBank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0%, and total capital to risk-weighted assets of 8.0%. Management believes, as of December 31, 2001, that NetBank meets all the capital adequacy requirements to which it is subject.

        As of December 31, 2001, the most recent notification from the OTS categorized NetBank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized NetBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would have changed the institution's category.

        NetBank's actual capital amounts and ratios as of December 31, 2001 and 2000, are as follows (in 000's):

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2001
Total capital (to risk-weighted assets)	$220,982	14.64%	$120,775	8.0%	$150,969	10.0%
Core capital (to tangible assets)	$202,061	7.10%	$113,847	4.0%	$142,309	5.0%
Tangible capital (to tangible assets)	$202,061	7.10%	$42,693	1.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	$202,061	13.38%	N/A	N/A	$90,581	6.0%
December 31, 2000
Total capital (to risk-weighted assets)	$235,727	18.69%	$100,913	8.0%	$126,141	10.0%
Core capital (to tangible assets)	$222,306	12.07%	$73,644	4.0%	$92,055	5.0%
Tangible capital (to tangible assets)	$222,221	12.07%	$27,617	1.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	$222,306	17.62%	N/A	N/A	$75,685	6.0%

        Under current Office of Thrift Supervision regulations, NetBank may pay dividends and make other capital distributions after giving notice to the Office of Thrift Supervision.

        In addition, Market Street is required to maintain certain specified levels of minimum net worth to maintain their approved status with certain government agencies and other investors. At December 31, 2001, Market Street's highest minimum net worth requirement was $1.0 million.

        At December 31, 2001, NetBank's borrowings consisted of various advances from the Federal Home Loan Bank ("FHLB"), a warehouse line from the FHLB related to Market Street, and the remaining principal outstanding from our convertible subordinated notes (the "Notes"). The majority of NetBank's borrowings consist of FHLB advances. All of NetBank's borrowings are secured by NetBank's investment securities or mortgage loans except for the convertible subordinated notes, which are unsecured. For a detailed description of the Notes, see Note 8 to our financial statements. A summary of borrowings, grouped by year of maturity follows (in 000's):

Type of Borrowing	Year of Maturity	Range of Stated Interest Rates	Principal Amount
Adjustable rate FHLB Advance	2002	1.83%	$200,000
FHLB warehouse line	2002	2.08%	146,985
FHLB Advances	2003	3.61%-7.17%	160,000
Convertible Subordinated Notes	2004	4.75%	27,316
FHLB Advances	2004	4.45-6.03%	205,000
FHLB Advances	2005	6.02%-7.41%	150,000
FHLB Advances	2006	5.63%	100,000
FHLB Advances	2007	7.50%	25,000
FHLB Advances	2009	4.64%	25,000
Less discount			(393)

Total debt			$1,038,908

        The maximum amount outstanding on the warehouse line at any month-end during the year ended December 31, 2001 was $147.0 million. The approximate average amount outstanding on the warehouse line during the year ended December 31, 2001 was $105.0 million.

        During the year ended December 31, 2000, NetBank repurchased $87.7 million of its convertible subordinated notes outstanding for $62.5 million in cash and 595,000 shares of NetBank common stock and recorded an extraordinary gain on early extinguishment of debt of $9.7 million, net of tax.

New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be amortized and will be subject to an annual impairment test. NetBank is required to perform a transitional impairment test in 2002 and expects to complete the test before June 30, 2002. Following the transitional impairment test, NetBank's goodwill balances will be annually tested and if any impairment is indicated, an impairment charge will be recorded. Upon adopting SFAS 142 on January 1, 2002, NetBank's annual amortization expense will be reduced by $789,000.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which addresses accounting for and reporting of the impairment or disposal of long-lived assets. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's results of operations, financial position, or cash flows; however, SFAS No. 144 may modify the presentation of the operating results from abandoned or disposed businesses in the Company's statement of operations in the future.

Forward Look

        The year ended December 31, 2001 was an exciting one for NetBank. We acquired and converted approximately 50,000 accounts from Compubank and acquired all of the outstanding stock of Market Street, while managing substantial internal growth as well. During the course of the year, our management never lost sight of our established goal—increasing the core profitability of NetBank. While we were successful in achieving this goal—income before extraordinary gain increased from a $1.1 million loss, or $(0.04) per share, in 2000 to $6.6 million or $0.22 per share income in 2001, we plan to continue to increase profitability during 2002.

        NetBank is currently in the process of acquiring Resource Bancshares Mortgage Group, Inc., a wholesale mortgage banking company focused on the purchase, sales and servicing of residential, single-family first mortgage loans through a nationwide network of mortgage brokers and correspondent banks. The shareholders of NetBank and RBMG approved the transaction on February 28, 2002, subject to regulatory approval, and it is expected to close during the first quarter of 2002. The acquisition is motivated primarily by balance sheet synergies between the two companies. NetBank will gain access to higher-yield assets and additional fee based income, while RBMG will enjoy a lower cost of funding—both factors which equate to higher profitability. As such, during 2002 we plan to focus on fully integrating both Market Street and RBMG's loan products into our on-line offerings. The goal is to make customers' NetBank deposit accounts the cornerstone of managing all of their personal financial services through NetBank—their mortgages, investments, credit card account, and insurance policies. Some of the products we have already developed, such as account consolidation, and the marketing structure that we have developed to cross-sell other NetBank products will facilitate the integration of both Market Street and RBMG's existing products, as well as new lending products we plan to introduce in the future.

        In addition, we will continue to develop additional products and service enhancements designed to help us gain customers, add additional financial services for our customers, and continue to drive down account acquisition costs. Additional products may be added through either internal development or through acquisition. Service enhancements may be internally developed or acquired via marketing alliances. As such, we will continue to target product and marketing alliances with other Internet financial services providers as well as off-line service providers and selectively review acquisition opportunities.

        While we still intend to grow at rates higher than traditional thrifts, we plan to continue to temper our growth by continuing to carefully target our marketing initiatives and focusing on increasing the profitability of existing customers, rather than broad-market advertising campaigns. Lastly, we plan to continue to focus on serving our customers with quality, efficient customer service through system enhancements and self-service tools available through our Web site.

FACTORS AFFECTING EARNINGS AND STOCK PRICE

        The statements contained in the preceding discussion which are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding NetBank's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, all statements under the immediately preceding section entitled "Forward Look". All forward-looking statements included in this document are based on information available to NetBank on the date hereof and NetBank assumes no obligation to update any such forward-looking statements. It is important to note that NetBank's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are:

  •
  The RBMG acquisition may not close.
  •
  RBMG and Market Street's originations may not be as high as anticipated.
  •
  NetBank may not be able to lower RBMG's cost of funding.

  •
  We may not be able to fully integrate Market Street and RBMG's loan products into our on-line offerings.
  •
  We may not be able to develop additional products and service enhancements that will enable us to gain customers, add additional financial services, or continue to lower account acquisition costs.
  •
  We may not be able to continue to attract customers through targeted marketing initiatives.
  •
  We may not be able to improve the profitability of existing customers.
  •
  We may not be able to serve our customers as efficiently as we have in the past.
  •
  Regulatory, interest rate, and other economic changes could interfere with our ability to conduct our business profitably.

        In addition, you should consult the risk factors outlined in NetBank's Form S-4 filed with the Securities and Exchange Commission on December 17, 2001 for a complete discussion of risk factors inherent to our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our principal business is the originating and purchasing of loans funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of our assets and liabilities are monetary in nature and fluctuations in interest rates, specifically the prime rate, will affect our future net interest income and cash flows. This interest rate risk is our primary market risk exposure. The only derivative financial instruments that we enter into are short-term forward commitments to protect against changes in the fair value of Market Street's commitments to fund mortgage loan applications in process ("the pipeline") and mortgage loans held for sale ("the warehouse") due to fluctuations in interest rates. These forward commitments are designated as fair value hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and are recorded at fair value on the balance sheet. NetBank is generally not exposed to significant losses nor does it expect to realize significant gains related to the pipeline or warehouse due to changes in interest rates, net of gains or losses on related hedge positions.

        We have no market risk-sensitive instruments held for trading purchases. Our exposure to market risk is reviewed on a regular basis by our management.

        NetBank, FSB measures interest rate risk based on Net Portfolio Value ("NPV") analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets. NetBank, FSB measures interest rate risk by estimating NPV ratio over a series of hypothetical interest rate scenarios or "rate shocks". The following table sets forth the estimated percentage change in NetBank's, FSB NPV ratio as of December 31, 2001 assuming rate shocks of +300 to -200 basis points:

Limits and Current NPV Ratios

Rate Shock (in basis points)	Estimated December 31, 2001 NPV Ratios
+300	3.99%
+200	5.16%
+100	6.66%
Flat	7.98%
-100	8.47%
-200	8.32%

        Computation of prospective effects of hypothetical rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements listed in Item 14 are included in Exhibit 13.1 to this Annual Report on Form 10-K and are hereby incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2002 under the headings "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2002 under the heading "Compensation of Executive Officers" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2002 under the heading "Security Ownership of Principal Shareholders and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2002 under the headings "Certain Transactions" and "Election of Directors-Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The financial statements, notes, independent auditors' report and quarterly financial data listed below are attached as Exhibit 13.1 and incorporated by reference in this report in response to Item 8.

(a)	Financial Statements
Consolidated Balance Sheets at December 31, 2001 and 2000
Consolidated Statements of Operations for the Years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Shareholders' Equity for the Years ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
Independent Auditors' Report
Quarterly Financial Data (unaudited)
(b)	Reports on Form 8-K:
Report on 8-K filed November 30, 2001 reporting the execution of an agreement and plan of merger dated November 18, 2001 pursuant to which NetBank, Inc. would acquire Resource Bancshares Mortgage Group, Inc.
(c)	Exhibits
Exhibit Number		Exhibit
2.1		Agreement and Plan of Merger, dated as of November 18, 2001, by and among NetBank, Palmetto Acquisition Corp. and Resource Bancshares Mortgage Group, Inc.(1)
3.1		Amended and Restated Articles of Incorporation.(2)
3.1	(a)	Amendment to Amended and Restated Articles of Incorporation.(3)
3.2		Bylaws.(2)
3.3		Amendments to the Bylaws adopted April 22, 1997.(2)
4.1		Form of Common Stock Certificate.(2)
4.2		Rights Agreement dated January 20, 2000 between the Registrant and SunTrust Bank.(4)
10.1*		Employment Agreement dated as of January 4, 1999 between NetBank, Inc. and D.R. Grimes(5), First Amendment as of December 17, 2001(6), and Second Amendment as of February 11, 2002.
10.2		Lease Agreement dated as of March 17, 1999 between NetBank and Opus South Corporation(7), as amended by the First Amendment thereto dated May 25, 1999, the Second Amendment thereto dated September 15, 2000(5) and the Third Amendment thereto dated October 26, 1999.(5)
10.3*		1996 Stock Incentive Plan(2), as amended as of March 19, 1998(8), as of March 23, 1999(7), and as of December 14, 2001(9)
10.5*		Employment Agreement dated as of January 1, 2000 between NetBank, Inc. and Robert E. Bowers(5), First Amendment as of December 17, 2001(10), Second Amendment as of January 30, 2002 and Third Amendment as of February 11, 2002.
10.6*		Employment Agreement dated as of February 14, 2000 between NetBank, Inc. and Michael R. Fitzgerald(5), First Amendment as of December 17,2001(11), and Second Amendment as of February 11, 2002.
10.7		Employment Agreement dated as of November 18, 2001 between NetBank, Inc. and Douglas K. Freeman(12)
10.8		NetBank, Inc. Employee Stock Purchase Plan.(13)

13.1	Consolidated Financial Statements, the Notes thereto and the Independent Auditors' Report thereon Quarterly Financial Data
23.1	Consent of Deloitte & Touche LLP.

*
Indicates a management compensation plan or agreement.

  Confidential portions have been redacted pursuant to a Confidential Treatment Request submitted in accordance with regulations promulgated under the Securities Exchange Act of 1934, as amended.

(1)
Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form S-4 (File No. 333-75298).

(2)
Incorporated by reference to the exhibit of the same number contained in the Registrant's Registration Statement on Form S-1 (Regis. No. 333-23717).

(3)
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

(6)
Incorporated by reference to Exhibit 10.2 contained in the Registrant's Registration Statement on Form S-4 (File No. 333-75298).

(7)
Incorporated by reference in the exhibit of the same number contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22361).

(8)
Incorporated by reference to the exhibit of the same number contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22361).

(9)
Incorporated by reference to Exhibit 10.5 contained in the Registrant's Registration Statement on Form S-4 (File No. 333-75298).

(10)
Incorporated by reference to Exhibit 10.3 contained in the Registrant's Registration Statement on Form S-4 (File No. 333-75298).

(11)
Incorporated by reference to Exhibit 10.4 contained in the Registrant's Registration Statement on Form S-4 (File No. 333-75298).

(12)
Incorporated by reference to Exhibit 10.1 contained in the Registrant's Registration Statement on Form S-4 (File No. 333-75298).

(13)
Incorporated by reference to the exhibit of the same number contained in the Registrant's Registration Statement on Form S-8 (Regis. No. 333-51574).

(d)
Financial Statements

        The financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions or are inapplicable and have therefore been omitted.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2002.

NETBANK, INC.
By:	/s/ D.R. GRIMES D.R. Grimes Vice Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2002.

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
Principal Financial Officer

***
Principal Accounting Officer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
Limits and Current NPV Ratios
PART III
SIGNATURES