Form 10-Q
period 2002-03-31
NETBANK INC
filed 2002-05-15
CIK 1035826

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

Commission File No. 0-22361

NETBANK, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2224352
(State of incorporation)	(I.R.S. Employer Identification Number)

11475 Great Oaks Way
Suite 100
Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip Code)

(770) 343-6006
Registrant’s telephone number, including area code:

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15() of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding At May 9, 2002
Common Stock, par value $.01	48,883,633

Part I.   FINANCIAL INFORMATION

Item 1:  Financial Statements

NETBANK, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETBANK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in 000’s except share amounts)

	March 31,	December 31,
	2002	2001
ASSETS
Cash and cash equivalents:
Cash and due from banks	$34,512	$17,562
Federal funds sold	203,623	4,785
Total cash and cash equivalents	238,135	22,347
Investment securities available for sale-At fair value (amortized cost of $766,975 and $855,967, respectively)	762,454	850,079
Stock of Federal Home Loan Bank of Atlanta-At cost	39,625	55,539
Mortgage loans receivable held for sale	1,005,247	295,529
Loans and leases receivable-Net of allowance for loan losses of $30,845 and $22,865, respectively	1,507,934	1,489,521
Mortgage servicing rights-Net	132,203	2,271
Accrued interest receivable	9,934	10,804
Furniture, equipment and capitalized software-Net	44,512	12,210
Goodwill and other intangibles— Net	41,652	26,932
Due from servicers and investors	131,166	82,386
Other assets	66,570	31,915
Total assets	$3,979,432	$2,879,533
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$1,732,440	$1,493,819
Other borrowed funds	1,597,168	1,011,985
Convertible subordinated debt	26,965	26,923
Accrued interest payable	18,152	16,632
Loans in process	42,465	33,632
Accounts payable and accrued liabilities	156,842	41,088
Total liabilities	3,574,032	2,624,079
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized, none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 51,468,057 and 31,751,369 shares issued, respectively)	515	318
Additional paid-in capital	422,373	267,004
Retained earnings	7,650	13,289
Accumulated other comprehensive loss, net of tax	(3,671)	(3,648)
Treasury stock, at cost (2,731,605 and 2,736,870 shares, respectively)	(21,467)	(21,509)
Total shareholders’ equity	405,400	255,454
Total liabilities and shareholders’ equity	$3,979,432	$2,879,533

See notes to condensed consolidated financial statements.

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000’s except per share amounts)

	Three months Ended
	March 31,
	2002	2001
Interest income:
Loans	$27,562	$27,845
Investment securities	8,403	7,494
Short-term investments	813	562
Total interest income	36,778	35,901

Interest expense:
Deposits	13,774	15,393
Other borrowed funds	10,661	9,734
Total interest expense	24,435	25,127

Net interest income	12,343	10,774

Provision for loan losses	104	44

Net interest income after provision for loan losses	12,239	10,730

Non-interest income:
Service charges and fees	3,385	1,700
Gains on sales of mortgage loans and servicing rights	5,673	—
Gains (losses) on sales of securities	(85)	1,008
Total non-interest income	8,973	2,708

Non-interest expense:
Salaries and benefits	5,630	1,934
Customer service	3,238	2,149
Loan servicing	2,043	2,638
Marketing	1,567	1,683
Data processing	2,366	1,389
Depreciation and amortization	1,915	1,087
Office expenses	661	322
Occupancy	970	182
Travel and entertainment	142	109
Other	1,078	657
Non-recurring acquisition and severance	10,085	—
Total non-interest expense	29,695	12,150
Income (loss) before income taxes	(8,483)	1,288
Income tax (expense) benefit	2,845	(491)
Net income (loss)	$(5,638)	$797
Net income (loss) per common and potential common share outstanding:
Basic	$(0.19)	$0.03
Diluted	$(0.19)	$0.03

Weighted average common and potential common shares outstanding:
Basic	29,239	28,878
Diluted	29,239	29,429

See notes to condensed consolidated financial statements.

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in 000’s)

	Common Shares	Common Stock ($.01 par)	Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance-December 31, 2001	31,751	$318	$267,004	$(21,509)	$13,289	$(3,648)	$255,454
Comprehensive income:
Net loss for three months ended March 31, 2002	—	—	—	—	(5,638)	—	(5,638)
Unrealized loss on securities, net of taxes and reclassification adjustment	—	—	—	—	—	(23)	(23)
Comprehensive loss							(5,661)
Reissuance of shares of common stock held in treasury (2,731,605 shares held in treasury at March 31, 2002)	—	—	—	42	—	—	42
Issuance of stock in conjunction with acquisition of Resource Bancshares Mortgage Group, Inc.	19,717	197	155,365	—	—	—	155,562
Exercise of stock options	—	—	3	—	—	—	3
Balance-March 31, 2002	51,468	$515	$422,372	$(21,467)	$7,651	$(3,671)	$405,400

See notes to condensed consolidated financial statements.

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)

	Three Months Ended March 31,
	2002	2001

Operating activities:
Net (loss) income	$(5,638)	$797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,283	1,944
Loss (gain) on sales of securities available for sale	85	(1,008)
Net amortization (accretion) of premiums and (discounts) on investment securities	(426)	4,445
Origination of mortgage loans held for sale	(499,674)	(39,241)
Proceeds from sale of loans held for sale	546,320	36,776
Loss on sale of mortgage servicing rights	173	—
Capitalization of mortgage servicing rights	(8,908)	—
Proceeds from sale of mortgage servicing rights	9,465	—
Provision for loan losses	104	44
Changes in assets and liabilities which provide (use) cash:
Decrease (increase) in accrued interest receivable	3,062	(2,443)
Decrease (increase) in other assets, due from servicers, and intangibles	4,554	(22,483)
Increase in accrued interest payable	249	3,083
Increase in accounts payable and accrued liabilities	15,063	3,589
Increase in loans in process	8,833	—
Net cash provided by (used in) operating activities	87,545	(14,497)

Investing activities:
Purchase of securities available for sale	(490,189)	(179,957)
Principal repayments on investment securities	42,671	15,738
Sales and maturities of available for sale securities	536,332	104,234
Sale (purchase) of Federal Home Loan Bank stock	15,914	(1,250)
Origination and purchase of loans	(177,047)	(106,013)
Principal repayments on loans	166,297	112,078
Capital expenditures	(1,379)	(2,026)
Net cash acquired in business combination	29,762	—
Net cash used in investing activities	122,361	(57,196)

Financing activities:
Increase in deposits	238,621	162,698
Proceeds from other borrowed funds	—	275,129
Repayments of other borrowed funds	(232,785)	(305,300)
Net proceeds from the issuance of common stock	4	—
Net issuance (purchase) of treasury stock	42	(3,569)
Net cash provided by financing activities	5,882	128,958

Net increase in cash and cash equivalents	215,788	57,265
Cash and cash equivalents:
Cash, beginning of period	22,347	11,958
Cash, end of period	$238,135	$69,223

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$24,186	$22,044
Cash paid during the period for income taxes	$950	$610

Non-cash investing and financing activities:
Issuance of note receivable in exchange for assumption of customer deposit liabilities	$—	$21,643

Fair value of assets acquired	$1,074,621	$—
Liabilities assumed	(919,930)	—
Stock issued in transaction	(154,691)	—
Cash paid for business	$—	$—

See notes to condensed consolidated financial statements.

NETBANK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          ORGANIZATION AND BASIS OF PRESENTATION

             NetBank, Inc. is a bank holding company that wholly owns the outstanding stock of NetBank, FSB (“NetBank, FSB”), a federal savings bank, Resource Bancshares Mortgage Group, Inc. (“RBMG”), a wholesale mortgage banking company which was acquired on March 31, 2002, RBMG Insurance Services, Inc, (“RBMG Insurance”) and NB Partners, Inc., a corporation involved in strategic partnering opportunities.  NetBank, FSB also owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company.  RBMG's significant wholly owned subsidiaries include RBMG, Inc., a wholesale mortgage banking company, Republic Leasing, a commercial leasing company, and Meritage Mortgage Corporation, a mortgage company specializing in non-conforming loans.  The entire consolidated company is referred to herein as “NetBank”.

             In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in NetBank’s Form 10-K filed with the SEC for the year ended December 31, 2001. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 2001 amounts have been reclassified for comparability with 2002 amounts.

2.          ACCOUNTING POLICIES

             Reference is made to the accounting policies of NetBank described in the notes to financial statements contained in NetBank’s Form 10-K for the year ended December 31, 2001. The Company has followed those policies in preparing this report.  In addition, NetBank adopted the following new pronouncements during the three months ended March 31, 2002:

Effective January 1, 2002, we adopted SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill and other intangible assets. Based on the adoption, goodwill is no longer being amortized and will be subject to an annual impairment test.  The effect of the adoption on NetBank’s financial statements for the three months ended March 31, 2002 was a reduction of amortization expense of $197,000.   We expect to complete a transitional impairment test by June 30, 2002; thereafter the impairment test will be performed annually and if any impairment is indicated, an impairment charge will be recorded.

Effective January 1, 2002, NetBank adopted  SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which addresses accounting for and reporting of the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the Company’s results of operations, financial position, or cash flows.

Significant Estimates
             In preparing the financial statements, management is required to make estimates based on available information that can affect the reported amounts of assets, liabilities and disclosures as of the balance sheet dates and revenues and expenses for the related periods.  Such estimates relate principally to the Company's allowance for foreclosure losses and repurchased loans, its allowance for lease losses and the allowance for credit losses.  Additionally, estimates concerning the fair values of mortgage loans held-for-sale, lease receivables, servicing rights, servicing hedges and the Company's other hedging instruments are all relevant to ensuring that leases and mortgage loans are carried at the lower of cost or market, and that potential impairments of servicing rights are recognized if required.  Because of the inherent uncertainties associated with any estimation process and due to possible future changes in the market and economic conditions that will affect fair values, it is possible that actual future results in realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.

In addition, NetBank adopted the following new policies as of March 31, 2002 as a result of its acquisition of RBMG:

Interest Rate Lock Commitments
             Interest rate lock commitments are measured by the change in value from the date of rate lock to the balance sheet date and are recorded as assets or liabilities on the balance sheet.

Lease Receivables
             Lease receivables consist of direct finance equipment leases which are carried at the lower of aggregate cost or market value.  Interest income is recognized monthly based on the net lease outstanding balance.  Residuals are recognized monthly based on the estimated end-of-lease value and are included as an adjustment to interest income.

3.          ACQUISITIONS

             On March 31, 2002, NetBank consummated its acquisition of RBMG pursuant to an Agreement and Plan of Merger dated November 18, 2001 among NetBank, Palmetto Acquisition Corp. (“Merger Sub”) and RBMG providing for the merger of Merger Sub with and into RBMG, with RBMG surviving the merger. In the merger, NetBank issued 1.1382 shares of NetBank common stock in exchange for each outstanding share of RBMG common stock, equivalent to 19,716,358 shares of common stock plus cash in lieu of fractional shares.   The transaction was accounted for as a purchase and $14.8 million of goodwill was recorded

On June 29, 2001, NetBank, Inc. acquired all of the outstanding stock of Market Street pursuant to an agreement (the “Agreement”) dated April 15, 2001 and amended as of June 29, 2001 among NetBank, Net Interim, Inc., Republic Bank, Republic Bancorp, Inc. (“Republic”) and certain shareholders of Market Street.  The consideration paid consisted of 1,689,000 shares of NetBank common stock valued at $8.96 per share and cash of $6.1 million.  The acquisition was accounted for as a purchase and approximately $20.1 million in goodwill, including transaction costs, was recorded.

             Pro-forma financial information assuming both the acquisition of Market Street and RBMG had occurred as of January 1, 2002 and January 1, 2001 follows:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Net interest income	$21,650	$12,240
Net loss	$(20,288)	$(11,209)
Basic and diluted net income per common and common equivalent share	$(0.41)	$(0.22)

4.          LOANS

             During the three months ended March 31, 2002, NetBank purchased the following loan pools (in 000’s):

Types of Loans Purchased	Principal Amount	Premium Amount	Range of Stated Interest Rates
First mortgages	$18,770	$64	6.2%
Second mortgages	11,393	198	8.3-8.5%
Commercial leases	152,582	—	7.0%
Total	$182,745	$262

             An analysis of the allowance for loan losses for the three months ended March 31, 2002 follows (in 000’s):

For the Three Months Ended March 31, 2002
Balance-beginning of period	$22,865
Allowance recorded in connection with purchase of loan pools	7,162
Allowance acquired in connection with the acquisition of RBMG	13,215
Provision for loan losses	104
Loans charged off, net of recoveries	(921)
Balance-end of period	$42,425

5.          FAIR VALUE AND IMPAIRMENTS OF MORTGAGE SERVICING RIGHTS

             For purposes of evaluating its mortgage servicing portfolio for impairment, the Company disaggregates its portfolio into two primary segments:  available-for-sale and held-for-sale.

             The segment of the portfolio designated as available-for-sale is composed of servicing rights that were purchased in bulk transactions or that were retained out of production pursuant to individual portfolio retention decisions.  The available-for-sale portfolio is disaggregated for purposes of measuring potential impairments according to defined risk tranches.  The Company has defined its risk tranches based upon interest rate band and product type.  With respect to each such risk tranche, the fair value thereof, which is based upon an internal analysis that considers current market conditions, prevailing interest, prepayment speed and default rates and other relevant factors, is compared to amortized carrying values of the mortgage servicing rights for purposes of measuring potential impairment.  The Company uses Constant Maturity Treasury rate (CMT) floors, Constant Maturity Swap rate (CMS) floors and forward purchase contracts on FNMA mortgage backed securities (FNMA TBA) to protect itself against interest and prepayment risk on its available-for-sale portfolio.  At March 31, 2002 the following amounts related to the available-for-sale portfolio (in 000's):

Residential Mortgage Servicing	At March 31, 2002
Underlying unpaid principal balance	$4,008,333
Fair value of related mortgage servicing rights	$70,011
Fair value/underlying unpaid principal balance	1.75%
Net carrying value of related mortgage servicing rights	$70,011
Net carrying value/underlying unpaid principal balance	1.75%
Weighted average note rate	7.36%
Weighted average service fee	.43%
Net basis expressed as a multiple of weighted average service fee	4.05	x

             The segment of the portfolio designated as held-for-sale is composed of recently produced servicing rights that are scheduled for sale and have been allocated to specific forward servicing sales contracts.  The held-for-sale portfolio is disaggregated for purposes of measuring possible impairments according to the specific forward sales contracts to which allocated, which the Company has determined to be the appropriate approach to disaggregation by predominant risk characteristic for this portfolio segment.  For each such risk tranche, the fair value is based upon the allocated forward committed delivery price, which is compared to amortized carrying value for purposes of measuring potential impairment.  At March 31, 2002, the following amounts related to the held-for-sale portfolio (in 000's):

Residential Mortgage Servicing	At March 31, 2002
Underlying unpaid principal balance	$2,590,086
Fair value of related mortgage servicing rights	$62,192
Fair value/underlying unpaid principal balance	2.51%
Net carrying value of related mortgage servicing rights	$62,192
Net carrying value/underlying unpaid principal balance	2.51%
Weighted average note rate	6.90%
Weighted average service fee	.48%
Net basis expressed as a multiple of weighted average service fee	5.23	x

6.          BORROWINGS

A summary of borrowings, grouped by year of maturity, as of March 31, 2002 follows (in 000’s):

Type of Borrowing	Year of Maturity	Range of Stated Interest Rates at March 31, 2002	Principal Amount
$326.5 million revolving line of credit	2002	3.68%	$309,000
$75 million warehouse line of credit	2002	3.32%*	72,762
$100 million commercial paper conduit facility	2002	1.86%*	62,300
$300 million master repurchase facility	2002	3.09%*	118,736
$10.0 million unsecured line of credit	2002	— *	—
FHLB warehouse line	2003	2.44%*	134,200
FHLB advances	2003	3.61-7.17%	160,000
$200 million master repurchase facility	2003	3.16%*	57,655
Convertible subordinated notes	2004	4.75%	27,316
FHLB advances	2004	4.45-6.03%	205,000
FHLB advances	2005	6.02-7.41%	150,000
FHLB advances	2006	5.63%	80,000
FHLB advances	2007	7.50%	25,000
$6.6 million note payable secured by RBMG’s former corporate headquarters	2007	8.07%	6,579
FHLB advances	2009	4.64%	25,000
$325 million master repurchase facility	N/A	2.90%*	56,185
$175 million master repurchase facility	N/A	2.15%*	134,751
		Total	1,624,484
		Less un-amortized discount	(351)
		Total debt	$1,624,133

* Indicates a variable rate

             All of the FHLB advances are fixed rate; however, eight advances totaling $255,000,000 may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR.  The FHLB warehouse line is a $250,000,000 adjustable line of credit with a floating rate based on the federal funds rate plus 50 basis points used to fund mortgages originated by Market Street. All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans.  The convertible subordinated notes are unsecured.

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line), the master repurchase facilities and commercial paper conduit facility are all secured by mortgage loans and are subject to restrictive covenants, such as minimum net worth requirements; minimum tangible net worth requirements; certain minimum financial ratios, all as defined in the terms of the related debt agreements; maintenance of servicer eligibility for various government agencies; a minimum balance in the mortgage servicing rights portfolio, and certain minimum liquidity requirements.  The covenants also limit dividends distributions and stock repurchases.  In addition, the covenants restrict business activities to those related to the mortgage banking and lending business and the servicing of mortgage loans.  NetBank was in compliance with all debt covenants in place as of March 31, 2002.  Although management anticipates continued compliance with current debt covenants, there can be no assurance that NetBank or its individual subsidiaries will be able to continue to comply with the debt covenants.  Failure to comply could result in the loss of the related financing.

7.          NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

             Basic and diluted net income per common and potential common share have been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common shares (in 000’s except per share amounts) for the three months ended March 31, 2001.  For the three months ended March 31, 2002, there is no difference in basic and diluted shares as the effect of options outstanding to purchase common shares would be anti-dilutive to the net loss for that period. The effect of convertible debt securities outstanding  has not been included for the three months ended March 31, 2001, as the assumed conversion of such securities would be anti–dilutive to earnings per share for that period.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
		2001
Three Months Ended March 31, 2001:
Basic EPS	$797	28,878	$0.03
Effect of dilutive securities-options to purchase common shares		551
Diluted EPS	$797	29,429	$0.03

8.          DERIVATIVES

             During the quarter ended March 31, 2002, NetBank entered into forward delivery commitments through its wholly-owned subsidiary, Market Street, to protect against changes in the fair value of Market Street’s short-term commitments to fund mortgage loan applications in process (“the pipeline”) and mortgage loans held for sale (“the warehouse”) due to fluctuations in interest rates.  These forward commitments are designated as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  As such, these forward commitments are recorded at fair value on the balance sheet with an offset to mortgage loans held for sale for the effective portion of the hedge. The ineffective portion of the hedge is recorded as a gain (loss) in the statement of operations. NetBank is generally not exposed to significant losses nor does it expect to realize significant gains related to the pipeline or warehouse due to changes in interest rates, net of gains or losses on related hedge positions.

9.          BUSINESS SEGMENTS

             NetBank, Inc.'s principal activities include retail banking and mortgage lending.  The retail banking segment primarily consists  of the offering of consumer banking products such as checking, money market, and certificates of deposit and the purchase of bulk loan portfolios.  The retail banking segment includes the effect of  certain transactions related to the acquisition of RBMG on March 31, 2002 including the restructuring of the investment portfolio in anticipation of the transaction and certain compensation charges related to changes in management as a result of the transaction.  The mortgage banking segment, either originates first mortgage loans or purchases first mortgage loans from correspondent brokers and packages pools of such loans either inclusive or exclusive of servicing rights for sale into the secondary market.    The mortgage banking segment does not include the results of operations of RBMG which was not acquired until March 31, 2002.  The other segment includes the holding company and NB Partners and reflects the recording of certain compensation related charges related to management changes as a result of the acquisition of RBMG on March 31, 2002.  The financial information for each business segment reflects specific identifiable transactions or allocated transactions based on an internal allocation method. The measurement of the performance of the business segments is based on the management structure of NetBank, Inc. and is not necessarily comparable with similar information from any other financial institution. The information presented is also not necessarily indicative of the segment’s operations if they were independent entities.

	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
	Three months Ended March 31, 2002
Net interest income	$9,761	$2,541	$41	$—	$12,343
Non-interest income	$2,953	$5,895	$125	$—	$8,973
Non-interest expense	$15,654	$4,475	$9,566	$—	$29,695
Provision for loan losses	$103	$1	$—	$—	$104
Income (loss) before income taxes	$(3,043)	$3,960	$(9,400)	$—	$(8,483)
Total assets	$2,712,260	$1,366,927	$425,054	$(524,809)	$3,979,432

10.        LOSS CONTINGENCY

             NetBank is involved in litigation with three insurance companies who are guarantors on one of NetBank’s commercial lease portfolios.  NetBank has filed a claim for $11,500,000 in principal and interest payments that are currently past due.  The unpaid principal and unpaid interest balances total $87,600,000 and $3,800,000 respectively.  The entire portfolio has been placed on non-accrual status pending outcome of the litigation.  Approximately $797,000 and $1,200,000 of interest was foregone during the three months ended December 31, 2001 and March 31, 2002, respectively.  Management believes after consultation with legal counsel, that NetBank has substantive basis for its claims.

NETBANK, INC.
Part 1. Item 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

             Some of the statements in this report are forward–looking statements. Forward–looking statements include statements regarding the intent, belief or current expectations of NetBank or its officers and directors  and can be identified by the use of forward–looking terms such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or comparable terminology. Our actual results could differ materially from those anticipated from the forward–looking statements, depending on various important factors. These factors include a possible decline in asset quality, potential difficulties in integrating our operations with those of companies we acquire, the cyclical nature of the mortgage banking industry generally, the evolving nature of the market for internet banking and financial services generally, the possible adverse effects of unexpected changes in the interest rate environment, and increasing competition and regulatory changes. The section headed “Risk Factors” in our prospectus dated January 14, 2002 contains additional details on these and other risks that are material to our operations. All forward–looking statements in this report are based on information available to us as of the date this report was filed with the SEC. We do not undertake to update any forward–looking statements that may be made by us or on our behalf in this prospectus or otherwise.

             General- NetBank, Inc. is a bank holding company that wholly owns the outstanding stock of NetBank, FSB (“NetBank, FSB”), a federal savings bank, Resource Bancshares Mortgage Group, Inc. (“RBMG”), a wholesale mortgage banking company which was acquired on March 31, 2002, RBMG Insurance Services, Inc, (“RBMG Insurance”) and NB Partners, Inc., a corporation involved in strategic partnering opportunities.  NetBank, FSB also owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company.  RBMG's significant wholly owned subsidiaries include RBMG, Inc., a wholesale mortgage banking company, Republic Leasing, a commercial leasing company, and Meritage Mortgage Corporation, a mortgage company specializing in non-conforming loans.  The entire consolidated company is referred to herein as “NetBank”.  As of March 31, 2002, NetBank had 252,000 accounts and $1.7 billion in deposits.

             Financial Condition-Our assets were $4.0 billion at March 31, 2002 compared to $2.9 billion at December 31, 2001. The increase of $1.1 billion from December 31, 2001 to March 31, 2002 was primarily due to the acquisition of RBMG as of March 31, 2002 which added $1.1 billion in total assets, including $756.4 million in mortgage loans receivable held for sale, $20.0 million in lease receivables, $129.3 million in mortgage servicing rights, $30.0 million in cash, and $149.0 million in furniture and equipment, miscellanous receivables, and other assets.  During the three months ended March 31, 2002, NetBank began a process of restructuring its balance sheet to reflect the change in strategy as a result of the anticipated acquisition of RBMG.  The restructuring primarily consisted of liquidating a large portion of the investment securities portfolio (approximately $511.3 million in total). The resulting proceeds were then reinvested in securities with a shorter duration such as federal funds sold and discount agency notes in anticipation of using the funds to pay down existing RBMG lines of credit during the three months ended June 30, 2002.  The net change to the balance sheet as a result of this planned restructuring was a $87.6 million decrease to investment securities available for sale and a $215.8 million increase in cash and cash equivalents (including federal funds sold).  Our investment in stock of the Federal Home Loan Bank of Atlanta also decreased $15.9 million as we redeemed stock related to FHLB advances paid down during the three months ended March 31, 2002.  In addition to the liquidation of a portion of the investment portfolio, bulk loan purchases have also been suspended in anticipation of investing funds in first mortgages purchased or originated by RBMG or Market Street.  As a result, only loans and leases related to pre-existing flow agreements were purchased during the three months ended March 31, 2002.  The resulting change in the loans receivable portfolio was an $18.4 million increase during the three months ended March 31, 2002 that resulted from flow agreement purchases, offset by regularly scheduled principal payments.

Total liabilities increased $950.0 million during the three months ended March 31, 2002 primarily due to the addition of $818.0 million in lines of credit assumed as a result of the acquisition of RBMG on March 31, 2002, offset by the paydown of a $200 million FHLB advance to NetBank, FSB and the maturity of an additional $20 million FHLB advance to NetBank, FSB.   Customer deposits increased $238.6 million, or 16% during the three months ended March 31, 2002 and accounts payable and accrued liabilities increased $115.8 million, $100.7 million of which, related to liabilities assumed as a result of the acquisition of RBMG.

Shareholders’ equity increased $149.9 million as a result of the issuance of $155.6 million in new equity issued to effect the purchase of RBMG, offset by a $5.6 million decrease in retained earnings as a result of a loss for the three months ended March 31, 2002 which included $10.1 million in non-recurring transaction costs.

             Liquidity and Capital Resources  NetBank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financial activities. NetBank’s primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. NetBank invests excess funds in overnight deposits and other short-term interest–earning assets. NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. NetBank’s available for sale securities and short-term interest–earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, NetBank had availability under existing line of credit agreements totaling $1.1 billion at March 31, 2002.  As of March 31, 2002, an unusually large amount of cash was invested in federal funds sold and other short-term  discount agency notes in anticipation of paying down some of RBMG’s lines of credit during the three months ended June 30, 2002.

             NetBank is required by Office of Thrift Supervision regulations to maintain tangible capital equal to at least 1.5% of tangible assets, core capital equal to at least 3.0% of tangible assets, and total capital equal to at least 8.0% of risk-weighted assets. To be categorized as “well capitalized” under a prompt corrective action plan, NetBank must maintain minimum Tier I, core, and total capital ratios of at least 6%, 5%, and 10%, respectively. NetBank exceeded such requirements with Tier I, core and total capital ratios of  8.45%, 14.24%, and 15.49%,  respectively, at March 31, 2002.

Critical Accounting Policies

             NetBank’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods. Management believes the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

In response to the Securities and Exchange Commission’s (“SEC”) Release No. 33–8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, NetBank has identified the following as the most critical accounting policies upon which its results of operations depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. NetBank’s most critical accounting policies are those related to:

             Allowance for Loan Losses—The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. As the majority of NetBank’s portfolio is purchased, an estimate of the loss inherent in the purchased portfolio is made and an allowance for loan losses is recorded by adjusting the premium associated with the purchased loans at the time of purchase. Management determines the adequacy of the allowance based upon reviews of individual and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, the seller’s reserve, and other pertinent factors. Any deterioration in a loan pool occurring after the date of purchase is charged to the provision for loan loss. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses, net of recoveries on loans previously charged off are added to the allowance.

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

             Mortgage Servicing Rights—Mortgage servicing rights include certain costs incurred in the origination of mortgage servicing rights which are deferred and amortized over the expected life of the loan. The total cost of acquiring mortgage loans, either through origination activities or purchase transactions, is allocated between the mortgage servicing rights and the loans based on their relative fair values. The fair values of mortgage servicing rights are estimated by calculating the present value of the expected future cash flows associated with such rights, incorporating assumptions that market participants would use in their estimates of future servicing rights. Impairment is measured on a disaggregated basis by stratifying the mortgage servicing rights based on one or more predominant risk characteristics of the underlying loans, including interest rate and loan type. Impairment is recognized through a valuation allowance for each individual stratum. Gains or losses resulting from the sale of servicing rights are recognized when the title and substantially all risks and rewards are irrevocably passed to the buyer.

Interest Rate Sensitivity

             We measure interest rate sensitivity as the difference between amounts of interest–earning assets and interest–bearing liabilities that mature, reprice, or repay within a given period of time. The difference, or the interest rate sensitivity “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. In a rising rate environment, an institution with a positive gap would see an increase in net interest income, where an institution with a negative gap would see a decrease. During a period of falling interest rates the reverse is true.

             The following table sets forth the interest rate sensitivity of our assets and liabilities as of March 31, 2002 (in 000’s):

	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years And Insensitive	Total
	Term to Repricing, Repayment, or Maturity
Interest-Earning Assets:
Cash and cash equivalents	$34,512	$—	$—	$—	$34,512
Federal funds sold	203,623	—	—	—	203,623
Investment securities	413,463	50,294	184,302	114,395	762,454
Stock of Federal Home Loan Bank of Atlanta	39,625	—	—	—	39,625
Loans held for sale	1,005,247	—	—	—	1,005,247
Loans receivable	262,647	313,123	809,469	122,695	1,507,934
Total interest-earning assets:	1,959,117	363,417	993,771	237,090	3,553,395
Non interest-earning assets	—	—	—	426,037	426,037

Total assets	$1,959,117	$363,417	$993,771	$663,127	$3,979,432

Interest-Bearing Liabilities:
Interest-bearing deposits	$368,412	$1,083,728	$100,150	$153,920	$1,706,210
Convertible subordinated debt	—	—	26,965	—	26,965
Other borrowed funds	952,168	55,000	540,000	50,000	1,597,168
Total interest-bearing liabilities:	1,320,580	1,138,728	667,115	203,920	3,330,343
Interest-free deposits	—	—	—	26,230	26,230
Other interest-free liabilities and equity	—	—	—	622,859	622,859
Total liabilities and equity	$1,320,580	$1,138,728	$667,115	$853,009	$3,979,432

Net interest rate sensitivity gap	$638,537	$(775,311)	$326,656	$33,170	$223,052
Cumulative gap	$638,537	$(136,774)	$189,882	$223,052	—
Net interest rate sensitivity gap as a percent of interest-earning assets	32.59%	-213.34%	32.87%	13.99%	6.28%
Cumulative gap as a percent of cumulative interest-earning assets	32.59%	-5.89%	5.73%	6.28%	0.00%

Market Risk

             Our principal business is the originating and purchasing of loans funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of our assets and liabilities are monetary in nature and fluctuations in interest rates, will affect our future net interest income and cash flows. This interest rate risk is our primary market risk exposure. During the three months ended March 31, 2002, the only derivative financial instruments that we entered into were short-term forward commitments related to loan originations at our mortgage origination subsidiary, Market Street . We have no market risk-sensitive instruments held for trading purposes. Our exposure to market risk is reviewed on a regular basis by our management.

             NetBank, measures interest rate risk based on Net Portfolio Value (“NPV”) analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets. The following table sets forth the estimated percentage change in NetBank, NPV ratio as of March 31, 2002 assuming rate shocks of +300 to -200 basis points:

Limits and Current NPV Ratios

Rate Shock (in basis points)	Estimated 3/31/02 NPV Ratios
+300	7.76%
+200	8.34%
+100	8.97%
Flat	9.49%
-100	9.53%
-200	9.41%

             Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

Investment Securities.  The following tables set forth certain information relating to our available-for-sale securities at March 31, 2002 and December 31, 2001:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
		Gross
	March 31, 2002
Mortgage pool securities	$153,637	$16	$1,440	$152,213
Collateralized mortgage obligations	330,323	284	2,473	328,134
U.S. government agencies	268,805	61	150	268,716
Corporate bonds	9,669	—	823	8,846
Habitat bonds and other	4,541	4	—	4,545

Total	$766,975	$365	$4,886	$762,454

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
		Gross
	December 31, 2001
Mortgage pool securities	$596,675	$345	$5,374	$591,646
Collateralized mortgage obligations	185,768	513	1,261	185,020
Unites States government agencies	60,000	834	—	60,834
Corporate bonds	9,666	—	1,006	8,660
Habitat bonds and other	3,858	61	—	3,919

	$855,967	$1,753	$7,641	$850,079

Loan Portfolio Composition.  The following table sets forth the composition of our loan and lease portfolio, including loans receivable held for sale, by type of loan as of March 31, 2002 and December 31, 2001:

	March 31, 2002		December 31, 2001
Residential mortgages	$877,899	34.4%	$977,768	54.1%
Residential mortgages held for sale	1,017,194	39.8	295,560	16.3
Commercial mortgages	216,963	8.5	231,739	12.8
Leases	318,135	12.5	150,918	8.3
Home equity lines	122,929	4.8	140,806	7.8
Consumer	2,164	—	10,747	0.7
Construction	197	—	197	—
Auto	125	—	211	—
Total	2,555,606	100.0%	1,807,946	100.0%

Less allowance for loan losses	30,845		22,865
Total	$2,524,761		$1,785,081

             Asset Quality and Non-performing Assets-As of March 31, 2002 and December 31, 2001 NetBank had $91.7 million and $3.2 million loans on non-accrual status, which includes all loans past due 90 days or more.  Of the $91.7 million on non-accrual status at March 31, 2002, $87.6 million relates to one portfolio of commercial leases which are guaranteed by three insurance companies acting as sureties under the terms of the relating sales and servicing agreements.  NetBank is currently involved in litigation with each of those three insurance companies and is optimistic about the ultimate recovery of amounts due under the terms of the sales and servicing agreements; however, until the matter is resolved, management has placed the entire balance of the portfolio on a non-accrual status.  During the three months ended March 31, 2002 and 2001, we had no restructured loans.  As of March 31, 2002 and December 31, 2001, NetBank had $213,000 and $74,000 in other real estate owned.

Deposits.  The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by us at March 31, 2002 and December 31, 2001:

	Amount	Percentage	Weighted Average Interest Rate	Amount	Percentage	Weighted Average Interest Rate
	March 31, 2002			December 31, 2001
Non-interest bearing checking accounts	$23,038	1.3%	N/A	$26,858	1.8%	N/A
Interest bearing:
Checking accounts	157,240	9.0	1.64%	131,887	8.8	1.8%
Money market	614,327	35.5	2.74%	492,424	33.0	3.7%
Certificate of deposit under $100,000	814,215	47.0	4.04%	724,328	48.5	5.8%
Certificate of deposit over $100,000	123,620	7.2	4.04%	118,322	7.9	5.8%
Total deposits	$1,732,440	100%		$1,493,819	100.0%

Results of Operations

As NB Partners, Inc. had no substantive operations during the three months ended March 31, 2002, and RBMG was not acquired until March 31, 2002,  the following discussion relates to the operations of NetBank, FSB, Market Street, and NetBank Inc. collectively, unless the context indicates otherwise.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

General.  Net loss for the three months ended March 31, 2002 was $5.6 million, or $(0.19) per share, compared with net income of $0.8 million, or $0.03 per share, for the three months ended March 31, 2001.  The significant decrease in net income was due to $10.1 million, pre-tax (or $6.7 million, after-tax) of non-recurring compensation-related charges due to payouts under employment agreements triggered by changes in management as a result of the acquisition of RBMG. In addition, management began a significant restructuring of the balance sheet in anticipation of the RBMG transaction.  The restructuring primarily consisted of the sale of a large portion of the investment portfolio and reinvestment of the proceeds into assets with a shorter duration, and consequently lower yield, in anticipation of the funds being used during the three months ended June 30, 2002 to pay down existing RBMG lines of credit. This restructuring negatively impacted NetBank’s results of operations for the three months ended March 31, 2002 by approximately $3.7 million, pre-tax (or $2.3 million, after-tax).  In addition, bulk loan purchases, other than those related to previous flow agreements, have been suspended in anticipation of using all available resources to fund loans originated by both RBMG and Market Street. The statement of operations was also negatively impacted by $1.2 million, pre-tax ($0.7 million, after-tax) as a result of placing of one portfolio of commercial leases that is the subject of litigation (see Note 10 to our Condensed Consolidated Financial Statements) on non-accrual status during the three months ended March 31, 2002.

Interest Income.  Interest income related to our loan and investment portfolio for the three months ended March 31, 2002 was $36.8 million compared to $35.9 million for the three months ended March 31, 2001. The slight increase in interest income was a result of a $309.4 million increase in our investment portfolio from March 31, 2001 to March 31, 2002, offset by a decrease in the average yield on investments and loans.  Investment yield declined from 6.7% for the three months ended March 31, 2001 to 5.0% for the three months ended March 31, 2002 as management shortened the duration of the investment portfolio in anticipation of the RBMG merger through the sale of higher yielding assets and the reinvestment of the proceeds in federal funds sold and discount agency notes. Yield was further negatively impacted by the overall decline in interest rates from period to period.  Loan yields declined from 8.0% for the three months ended March 31, 2001 to  6.7% for the three months ended March 31, 2002 as a result of our adjustable portfolio re-pricing downward and prepayments accelerating in a declining rate environment.

Interest Expense.  For the three months ended March 31, 2002, $13.8 million in interest expense on deposits was recorded compared to $15.4 million for the three months ended March 31, 2001.  The net decrease in interest expense on deposits was the result of an increase in customer deposit balances from $1.2 billion at March 31, 2001 to $1.7 billion at March 31, 2002, offset by a decrease in the average interest rate paid on deposits from 6.1% for the three months ended March 31, 2001 to 3.5% for the three months ended March 31, 2002. Interest expense associated with other borrowed funds increased $0.9 million from $9.7 million for the three months ended March 31, 2001 to $10.7 million for the three months ended March 31, 2002 due to the addition of several new advances from the FHLB including the Market Street warehouse line, offset by lower rates on our FHLB advances.

Net Interest Income.  Net interest income is determined by our interest rate spread, which is the difference between the yields earned on our interest–earning assets and the rates paid on our interest–bearing liabilities, and the relative amounts of interest–earning assets and interest–bearing liabilities. Net interest income was $12.3 million, or 1.9% of average interest earning assets for the three months ended March 31, 2002 compared to $10.8 million, or 2.3% of average interest earning assets for the three months ended March 31, 2001. The increase in net interest income resulted from the increase in the amount of loans and deposits from March 31, 2001 to March 31, 2002. The decrease in interest margin was the result of lower investment and loan yields as management restructured the investment portfolio in anticipation of the RBMG transaction and an overall decline in interest rates from period to period.

Provision for Loan Losses.  In connection with the purchase of loan portfolios, we assess the inherent loss in the portfolios and record the necessary allowance by adjusting the premium associated with each portfolio. During the three months ended March 31, 2002, we recorded $7.2 million as an addition to premiums related to allowance for loan losses for loans and leases purchased during the quarter. In addition, we also recorded a provision for loan losses of $0.1 million primarily related to the decline in credit quality on a few specific consumer loans. This compares to a provision of $43,000 recorded during the three months ended March 31, 2001. We periodically review the performance of our loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool-by-pool basis for our purchased portfolio and a loan-by-loan basis for our originated loans. If a decline in credit quality for a specific pool or a loan is noted, we record an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for probable losses in the loan portfolio. We determine the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.

Non-interest Income.  For the three months ended March 31, 2002, we recorded approximately $9.0 million in non-interest income compared to $2.7 million recorded during the three months ended March 31, 2001.   Deposit and loan fees accounted for $3.4 million, or 37.8% of the $9.0 million in non-interest income recorded during the three months ended March 31, 2002.  Market Street contributed approximately $5.7 million in non-interest income related to gains on sales of mortgage loans and servicing rights, and NetBank recognized an $85,000 loss on sales of securities during the three months ended March 31, 2002 compared with a $1.0 million gain during the three months ended March 31, 2001.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing, general and administrative expenses (excluding interest expense, provision for loan losses and income taxes). In addition, for the three months ended March 31, 2002, non-interest expense includes $10.1 million of non-recurring compensation-related charges due to payouts under employment agreements triggered by changes in management as a result of the acquisition of RBMG. The one-time charge accounts for 57.7% of the overall $17.5 million increase in non-interest expense for the three months ended March 31, 2002 as compared with the three months ended March 31, 2001.  In addition, $4.5 million of the increase relates to the addition of Market Street’s non-interest expense as Market Street was not acquired until June 29, 2001.   The remaining $2.9 million increase in non-interest expense resulted from a $1.1 million increase in salaries and benefits, a $0.7 million increase in loan servicing related to higher cost associated in servicing of leases versus loans, and a $0.4 million increase in NetBank variable costs associated with supporting additional customers as the number of accounts increased from 233,000 at March 31, 2001 to 252,000 at March 31, 2002.

Part II.  OTHER INFORMATION

Part II. Item 1:  LEGAL PROCEEDINGS

Lindhe et al.v. NetBank, Inc. and CompuBank, N.A., C.A. No. C01-0822R (Western District of Washington)

             On June 4, 2001, NetBank, Inc. (the “Company”)  was served with a class action complaint filed by Per Martin Lindhe and ShellyRae Norbeck in the United States District Court for the Western District of Washington.  The complaint alleges violations of the federal Expedited Funds Availability Act, and state law claims of breach of contract, breach of common law duties, and conversion arising from the Company’s acquisition of deposit accounts from CompuBank, N.A.  A settlement is pending Court approval, and assuming such approval, the suit would represent a potential loss to or payment by the Company of approximately $200,000.

Illinois Union Insurance Co. v. Commercial Money Center, Inc., et al.,  Case No. CV-01-0685-KJD-RJJ (District Court of Nevada)

             On December 3,2001, the Company was served with a complaint filed by Illinois Union Insurance Company in the United States District Court for the District of Nevada.  The complaint seeks rescission of certain insurance policies relating to leases purchased by the Company and restitution and recovery of any benefits paid to the Company.  We have filed a separate action against Illinois Union and three other surety companies seeking payment under performance bonds guaranteeing payment under the leases.  At this time, we are unable to express an opinion as to the likelihood of loss, or the amount or range of potential loss, with regard to this matter.

interstate NetBank v. NetBank, Inc. and NetBank, Case No. 1:01-CV-1324(JBS) (District of New Jersey)

On June 27, 2001, the Company was served with a complaint for a declaratory judgment filed by interState NetBank in the District of New Jersey challenging the “NETBANK®” service mark.  The Company answered and counterclaimed for trademark infringement on July 13, 2001.  Factual discovery had been scheduled through January 31, 2002, with expert discovery to have been completed by April 30, 2002.  Discovery was stayed pending a ruling on interState NetBank’s November 19, 2001 motion for summary judgment, which claimed that “NETBANK” is generic for all banking services delivered over the Internet. The Company is awaiting a ruling on the motion, which it anticipates will be denied. The Company also is requesting that the stay of discovery be lifted.

             The Company intends to vigorously defend against interState NetBank’s challenge of the “NETBANK®” service mark and will pursue its counterclaims for trademark infringement, cyberpiracy and unfair competition. While there is a possibility of an adverse outcome for the Company, at this stage of the matter, we cannot fairly determine the likelihood of an adverse outcome.  However, in the event of an adverse outcome, it is unlikely that there would be a monetary loss aside from the loss in value of the intellectual property rights in the NETBANK® registration.

NetBank, Inc. and NetBank v. The RiverBank, Case No. 1:00-CV-2154 CC (Northern District of Georgia)

             The Company will receive a consent judgement as part of the settlement of this case reached in a conference with the magistrate judge in Minnesota on May 6, 2002.

                The Company has also sent numerous letters to other entities that appear to be infringing the Company’s rights in the NETBANK® service mark and variations of that mark.  The letters demand that the entities immediately cease and desist from any such infringing activities.  If the entities refuse to cease the infringement, the Company intends to file additional lawsuits similar to those that have already been filed.  If litigation becomes necessary, it is possible that the entities will respond by also seeking to cancel the NETBANK® registration.  To date, however, no other entity has actually threatened or suggested such action.

Part II. Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 31, 2002, NetBank issued 19,716,000 shares of common stock valued at $7.89 per share in connection with its acquisition of RBMG as described in Note 3 to the Notes to Condensed Consolidated Financial Statements contained in this Report on Form 10-Q and as more specifically described in its Form S-4 filed on   December 17 , 2001 and Current Reports on Form 8-K filed on November 30, 2001 and April 8, 2002.

Part II. Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part I. Item 2.

Part II.  Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 28, 2002, NetBank held a special meeting of shareholders at which the following actions were taken:

Approved and adopted the Agreement and Plan of Merger, Dated as of November 18, 2001, by and among NetBank, Palmetto Acquisition Corp. and Resource Bancshares Mortgage Group, Inc.

For:  16,773,582   Against:  96,871  Abstain: 42,854

Approved an amendment to NetBank’s 1996 Stock Incentive Plan, which would allow NetBank to increase the number of shares of NetBank common stock available for issuance under the plan from 3.750,000 to 7,500,000

For: 11,543,611 Against: 5,299,249  Abstain:  70,446

Part II.  Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             10.1      Employment Agreement dated as of April 1, 2002 between NetBank, Inc and Thomas L. Cable.

             10.2      Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and Laura P. Moon.

(b)        Reports on Form 8-K

(i)                                     We filed a Current Report on Form 8-K on March 6, 2002, as amended on March 20, 2002 reporting our dismissal of Deloitte & Touche LLP as our external auditors.  Ernst & Young LLP has been appointed our external auditors for 2002.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.

By:	/s/ Laura P. Moon
Laura P. Moon
Chief Accounting Officer

Dated: May 15, 2002