Form 10-Q
period 2002-06-30
NETBANK INC
filed 2002-08-14
CIK 1035826

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding At August 9, 2002
Common Stock, par value $.01	49,778,298

Part I. Item 1.

NETBANK, INC.

NETBANK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s except share amounts)

	June 30 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$45,522	$17,562
Federal funds sold	119,185	4,785
Total cash and cash equivalents	164,707	22,347
Investment securities available for sale-At fair value (amortized cost of $728,336 and $855,967, respectively)	734,045	850,079
Stock of Federal Home Loan Bank of Atlanta-At cost	40,595	55,539
Mortgage loans receivable held for sale-Net of allowance for loan losses of $11,941 and $31, respectively	928,003	295,529
Commercial loans receivable held for sale-Net of allowance for losses of $4,182	191,579	—
Loans and leases receivable-Net of allowance for loan and lease losses of $53,375 and $22,865, respectively	1,134,871	1,489,521
Mortgage and lease servicing rights-Net	106,803	2,271
Accrued interest receivable	18,052	10,804
Furniture, equipment and capitalized software-Net	47,060	12,210
Goodwill and other intangibles - Net	42,379	26,932
Due from servicers and investors	103,437	82,386
Other assets	78,892	31,915
Total assets	$3,590,423	$2,879,533

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$1,787,683	$1,493,819
Other borrowed funds	1,175,613	1,011,985
Convertible subordinated debt	27,007	26,923
Accrued interest payable	16,615	16,632
Loans in process	47,836	33,632
Accounts payable and accrued liabilities	150,782	41,088
Total liabilities	3,205,536	2,624,079
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized, none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,480,191 and 31,751,369 shares issued, respectively)	525	318
Additional paid-in capital	425,697	267,004
Retained deficit earnings	(23,636)	13,289
Accumulated other comprehensive income (loss), net of tax	3,543	(3,648)
Treasury stock, at cost (2,703,053 and 2,736,870 shares, respectively)	(21,242)	(21,509)
Total shareholders’ equity	384,887	255,454
Total liabilities and shareholders’ equity	$3,590,423	$2,879,533

See notes to condensed consolidated financial statements.

NETBANK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in 000’s except per share amounts)

	Three months Ended June 30,		Six months Ended June 30,
	2002	2001	2002	2001
Interest income:
Loans	$26,582	$26,435	$54,144	$54,280
Investment securities	8,030	7,288	16,433	14,782
Short-term investments	1,627	895	2,440	1,457
Total interest income	36,239	34,618	73,017	70,519

Interest expense:
Deposits	14,009	15,209	27,783	30,602
Other borrowed funds	18,911	8,610	29,572	18,344
Total interest expense	32,920	23,819	57,355	48,946

Net interest income	3,319	10,799	15,662	21,573

Provision for loan and lease losses	31,290	126	31,394	170

Net interest (loss) income after provision for losses	(27,971)	10,673	(15,732)	21,403

Non-interest income:
Service charges and fees	12,573	2,808	15,958	4,508
Gains on sales of mortgage loans and servicing rights	34,372	—	40,045	—
Other income	998	—	998	—
(Losses) gains on sales of securities	(1,772)	481	(1,857)	1,489
Total non-interest income	46,171	3,289	55,144	5,997

Non-interest expense:
Salaries and benefits	28,053	2,236	33,683	4,170
Customer service	3,535	3,607	6,773	7,070
Loan servicing	2,114	1,403	4,157	2,727
Marketing	1,718	972	3,285	2,655
Data processing	3,445	1,644	5,811	3,033
Depreciation and amortization	6,301	1,389	8,216	2,476
Amortization and impairment of MSR	7,504	—	7,504	—
Office expenses	3,015	383	3,676	705
Occupancy	5,878	215	6,848	397
Travel and entertainment	1,028	83	1,170	192
Other	5,953	775	7,031	1,432
Non-recurring acquisition & severance	—	—	10,085	—
Total non-interest expense	68,544	12,707	98,239	24,857
(Loss) income before income taxes	(50,344)	1,255	(58,827)	2,543
Income tax benefit (expense)	19,057	(476)	21,902	(967)
Net (loss) income	$(31,287)	$779	$(36,925)	$1,576
Net (loss) income per common and potential common share outstanding:
Basic	$(0.64)	$0.03	$(0.94)	$0.05
Diluted	$(0.64)	$0.03	$(0.94)	$0.05

Weighted average common and potential common shares outstanding:
Basic	49,248	28,563	39,299	28,722
Diluted	49,248	29,174	39,299	29,303

See notes to condensed consolidated financial statements.

NETBANK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited and in 000’s)

	Common Shares	Common Stock ($.01 par)	Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance-December 31, 2000	30,013	$300	$251,579	$(7,608)	$6,688	$(352)	$250,607
Comprehensive income:
Net income for six months ended June 30, 2001	—	—	—	—	1,576	—	1,576
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	—	1,798	1,798
Comprehensive income							3,374
Purchase of shares of common stock for treasury (1,490 shares held in treasury at June 30, 2001)	—	—	—	(4,434)	—	—	(4,434)
Issuance of stock in conjunction with acquisition	1,689	17	15,115	—	—	—	15,132
Exercise of stock options	36	—	311	—	—	—	311
Balance-June 30, 2001	31,738	$317	$267,005	$(12,042)	$8,264	$1,446	$264,990

	Common Shares	Common Stock ($.01 par)	Additional Paid-in Capital	Treasury Stock at Cost	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance-December 31, 2001	31,751	$318	$267,004	$(21,509)	$13,289	$(3,648)	$255,454
Comprehensive loss:
Net loss for six months ended June 30, 2002	—	—	—	—	(36,925)	—	(36,925)
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	—	7,191	7,191
Comprehensive loss							(29,734)
Reissuance of shares of common stock held in treasury (2,703,053 shares held in treasury at June 30, 2002)	—	—	—	267	—	—	267
Issuance of stock in conjunction with acquisition of Resource Bancshares Mortgage Group, Inc.	19,717	197	155,365	—	—	—	155,562
Exercise of stock options	1,012	10	3,328	—	—	—	3,338
Balance-June 30, 2002	52,480	$525	$425,697	$(21,242)	$(23,636)	$3,543	$384,887

See notes to condensed consolidated financial statements

NETBANK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in 000’s)	Six months Ended June 30,
	2002	2001
Operating activities:
Net (loss) income	$(36,925)	$1,576
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,870	9,764
Loss on sales of securities available for sale	1,857	—
Net accretion of discounts on investment securities	(816)	(3,088)
Origination of mortgage loans held for sale	(3,398,653)	(14,476)
Proceeds from sale of mortgage loans held for sale	3,561,194	14,144
Net gain on sale of mortgage loans and servicing rights	(40,045)	—
Capitalization of mortgage servicing rights	(59,946)	—
Proceeds from sale of mortgage servicing rights	78,159	—
Provision for loan losses	31,394	170
Change in assets and liabilities which provide (use) cash:
(Increase) decrease in accrued interest receivable	(5,056)	1,169
Decrease (increase) in other assets, due from servicers and intangibles	18,612	(212,166)
(Decrease) increase in accrued interest payable	(1,288)	2,607
Increase in accounts payable and accrued liabilities	9,003	3,488
Increase in loans in process	14,204	—
Net cash provided by (used in) operating activities	206,564	(196,812)

Investing activities:
Purchase of securities available for sale	(1,527,914)	(179,969)
Principal repayments on investment securities	166,428	43,707
Sales and maturities of securities available for sale	1,483,670	152,973
Sale (purchase) of Federal Home Loan Bank stock, net	14,944	(3,775)
Origination and purchase of loans	(255,152)	(287,264)
Principal repayments on loans	391,140	309,156
Capital expenditures	(10,211)	(1,807)
Net cash acquired in business combination	29,762	10,430
Net cash used in investing activities	292,667	43,451

Financing activities:
Increase in Deposits	293,864	242,747
Proceeds from borrowed funds	3,903,446	360,129
Repayments of borrowed funds	(4,557,786)	(385,300)
Net Proceeds from issuance of common stock	—	311
Exercise of stock options	3,338	—
Net issuance (purchase) of treasury stock	267	(4,434)
Net cash (used in) provided by financing activities	(356,871)	213,453
Net increase in cash	142,360	60,092
Cash at beginning of period	22,347	11,958
Cash at end of period	$164,707	$72,050

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$57,372	$46,339
Cash paid during the period for income taxes	$883	$1,060

Non-cash investing and financing activities:
Fair value of assets acquired	$1,075,492	$267,086
Liabilities assumed	(919,930)	(247,157)
Stock issued in transaction	(155,562)	(15,132)
Remaining purchase liability	—	(797)
Cash paid for business	$—	$4,000

See notes to condensed consolidated financial statements.

NETBANK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002  (unaudited)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION

NetBank, Inc. is a thrift holding company that wholly owns the outstanding stock of NetBank (“NetBank, FSB”), a federal savings bank; Meritage Mortgage Corporation (“Meritage”), a wholesale nonconforming mortgage provider; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; RBMG Insurance Services, Inc., (“RBMG Insurance”); and NB Partners, Inc., a corporation established for strategic partnering opportunities.  NetBank, FSB also owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, and Resource Bancshares Mortgage Group, Inc. (“Resource”). Resource wholly owns RBMG, Inc. (“RBMG”), a wholesale mortgage banking company, and Republic Leasing Company, Inc. (“Republic Leasing”), a small ticket equipment leasing company.  NetBank, Inc. acquired Resource on March 31, 2002 and subsequently reorganized the holding company structure as described above based on operational, licensing and funding needs. The entire consolidated company is referred to herein as “NetBank” or  “the Company”.

In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in NetBank’s Form 10-K filed with the SEC for the year ended December 31, 2001. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 2001 amounts have been reclassified for comparability with 2002 amounts.  All dollar amounts are presented in thousands (000s) unless otherwise indicated.

2.                                      ACCOUNTING POLICIES

Reference is made to the accounting policies of NetBank described in the notes to financial statements contained in NetBank’s Form 10-K for the year ended December 31, 2001. The Company has followed those policies in preparing this report.  In addition, NetBank adopted the following new pronouncements during the six months ended June 30, 2002: Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill and other intangible assets. Based on the adoption, goodwill is no longer being amortized and is subject to an annual impairment test.  The effect of the adoption on NetBank’s financial statements for the six months ended June 30, 2002 was a reduction of amortization expense of $197.  The Company will complete an impairment test annually and will record an impairment charge if any impairment is indicated.

Effective January 1, 2002, NetBank adopted SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which addresses accounting for and reporting of the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the Company’s results of operations, financial position, or cash flows.

Significant Estimates

In preparing the financial statements, management is required to make estimates based on available information that can affect the reported amounts of assets, liabilities and disclosures as of the balance sheet dates and revenues and expenses for the related periods.  Such estimates relate principally to the Company’s allowance for foreclosure losses and repurchased loans, the allowance for lease losses, the allowance for loan losses, and the unamortized premiums on loans and leases held for investment.  Additionally, estimates concerning the fair values of mortgage loans held for sale, lease receivables, servicing rights, servicing hedges and the Company’s other hedging instruments are all relevant to ensuring that leases and mortgage loans are carried at the lower of cost or market and that potential impairments of servicing rights are recognized, if required.  Because of the inherent uncertainties associated with any estimation process and due to possible future changes in the market and economic conditions that will affect fair values, it is possible that actual future results in realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.

In addition, the Company adopted the following new policies as of March 31, 2002 as a result of its acquisition of Resource:

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

3.             ACQUISITION

On March 31, 2002, NetBank consummated its acquisition of Resource pursuant to an Agreement and Plan of Merger dated November 18, 2001 among NetBank, Palmetto Acquisition Corp. (“Merger Sub”) and Resource providing for the merger of Merger Sub with and into Resource, with Resource surviving the merger. In the merger, NetBank issued 1.1382 shares of NetBank common stock in exchange for each outstanding share of Resource common stock, equivalent to 19,716,358 shares of common stock plus cash in lieu of fractional shares.  The transaction was accounted for as a purchase, and a total of $18.1 million of goodwill has been recorded.  At March 31, 2002 the Company had recorded $14.8 million of goodwill, which was subsequently increased during the three months ended June 30, 2002 by an additional $3.3 million.  This increase was due to the following pre-acquisition contingencies: 1) $2.4 million for specific loan loss allowances; 2) $0.4 million for unrecoverable servicing advances; 3) $0.8 million for other comprehensive income related to Resource’s retirement plan and 4) less $0.3 million of other compensation related to Resource’s incentive stock option plan.

On June 29, 2001, NetBank, Inc. acquired all of the outstanding stock of Market Street pursuant to an agreement (the “Agreement”) dated April 15, 2001 and amended as of June 29, 2001 among NetBank, Net Interim, Inc., Republic Bank, Republic Bancorp, Inc. (“Republic”) and certain shareholders of Market Street.  The consideration paid consisted of 1,689,000 shares of NetBank common stock valued at $8.96 per share and cash of $6.1 million.  The acquisition was accounted for as a purchase, and approximately $20.1 million in goodwill, including transaction costs, was recorded.

Pro-forma financial information assuming both the acquisition of Market Street and Resource had occurred as of January 1, 2002 and January 1, 2001 follows ($ in 000s):

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Net interest income	$24,969	$31,414
Net loss	$(51,575)	$(1,076)
Basic and diluted net loss per common and common equivalent share	$(1.05)	$(0.02)

4.             LOANS

During the three months ended June 30, 2002, NetBank purchased the following loan pools ($s in 000’s):

Types of Loans Purchased	Principal Amount	Range of Stated Interest Rates
Second mortgages	$5,716	8.39%
Leases	16,069	7.00%
Commercial loans	25,000	6.25%
	$46,785

An analysis of the allowance for loan losses for the three and six months ended June 30, 2002 follows ($ in 000’s):

	For the three Months Ended June 30, 2002	For the six Months Ended June 30, 2002
Balance-beginning of period	$42,425	$22,865
Allowance recorded in connection with purchase of loan pools	95	7,257
Provision for loan losses	31,290	31,394
Loans charged off, net of recoveries	(7,284)	(8,205)
Acquired allowance in connection with Resource	2,972	16,187
Balance-end of period	$69,498	$69,498

5.                                      Borrowings

A summary of borrowings, grouped by year of maturity, as of June 30, 2002 follows ($ in 000’s):

Type of Borrowing	Year of Maturity	Range of Stated Interest Rates at June 30, 2002	Principal Amount Outstanding at June 30, 2002

$ 75 million warehouse line of credit	2002	3.23%*	$74,331
$ 300 master repurchase facility	2002	3.10%*	132,919
$ 10 million unsecured line of credit	2002	— *	—
FHLB advances	2002	2.03-2.15%	75,000
FHLB warehouse line	2003	2.77%*	91,906
$ 200 million master repurchase facility	2003	3.10%*	3,151
FHLB advances	2003	2.50-4.67%	140,000
FHLB advances	2004	4.45-6.03%	205,000
Convertible subordinated notes	2004	4.75%	27,316
FHLB advances	2005	6.02-7.41%	150,000
PRC	2006	5.63%	80,000
FHLB advances	2007	7.50%	25,000
FHLB advances	2009	4.64%	25,000
$ 175 million master repurchase facility	N/A	2.13%*	173,306
	Total		1,202,929
	Less unamortized discount		(309)
	Total debt		$1,202,620

* Indicates a variable rate

All of the FHLB advances are fixed rate; however, eight advances totaling $255,000 may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR.  The FHLB warehouse line is a $250,000 adjustable line of credit with a floating rate based on the DRC rate plus 50 basis points used to fund mortgages originated by Market Street. All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans.  The convertible subordinated notes are unsecured.

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line), the master repurchase facilities and commercial paper conduit facility are secured by mortgage loans and are subject to restrictive covenants, such as minimum net worth requirements; minimum tangible net worth requirements; certain minimum financial ratios, all as defined in the terms of the related debt agreements; maintenance of servicer eligibility for various government agencies; a minimum balance in the mortgage servicing rights portfolio, and certain minimum liquidity requirements.  The covenants also limit dividends distributions and stock repurchases.  In addition, the covenants restrict business activities to those related to the mortgage banking and lending business and the servicing of mortgage loans.  NetBank was in compliance with all debt covenants in place as of June 30, 2002.  Although management anticipates continued compliance with current debt covenants, there can be no assurance that NetBank or its individual subsidiaries will be able to continue to comply with the debt covenants.  Failure to comply could result in the loss of the related financing.

6.                                      NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net loss per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net loss per common and potential common share (in 000’s except per share amounts) for the three and six months ended June 30, 2001.  For the three and six months ended June 30, 2002, there is no difference in basic and diluted shares as the effect of options outstanding to purchase common shares would be anti-dilutive to the net loss for that period. The effect of convertible debt securities outstanding has not been included for the three and six months ended June 30, 2001, as the assumed conversion of such securities would be anti–dilutive to earnings per share for that period.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three Months Ended June 30, 2001:
Basic EPS	$779	28,563	$0.03
Effect of dilutive securities-options to purchase common shares		611
Diluted EPS	$779	29,174	$0.03

Six Months Ended June 30, 2001:
Basic EPS	$1,576	28,722	$0.05
Effect of dilutive securities-options to purchase common shares		581
Diluted EPS	$1,576	29,303	$0.05

7.                                      SHAREHOLDERS’ EQUITY

Common Stock – At June 30, 2002 and December 31, 2001 there were 52,480,191 and 31,751,369, respectively, shares of NetBank common stock issued.  The 20,728,822 increase in shares is from 19,716,358 shares issued in conjunction with the purchase of Resource and 1,012,464 of option exercises.

Additional Paid-in Capital – During the six months ended June 30, 2002 the Company increased paid-in capital by $158,693 due to the acquisition of Resource that accounted for $155,365.  Option exercises accounted for the remaining $3,328.

Retained Earnings – During the six months ended June 30, 2002 the Company had a net loss of $36,925, which decreased retained earnings to a deficit of $(23,636) at June 30, 2002.

Accumulated Other Comprehensive Income (“OCI”) - At June 30, 2002 the Company had $3,543 of OCI, an increase of $7,191 from December 31, 2001.  The change is due to increases in the fair market value of the investment securities available for sale.

Treasury Stock – At June 30, 2002 the Company had 2,703,053 shares of treasury stock compared to 2,736,870 at December 31, 2001.  The 33,817 change is due to the reissuance of shares related to the Company’s employee stock purchase plan.

8.                                      DERIVATIVES

During the quarter ended June 30, 2002, NetBank entered into forward delivery commitments through its wholly owned subsidiaries, RBMG and Market Street, to protect against changes in the fair value of short-term commitments to fund mortgage loan applications in process (“the pipeline”) and mortgage loans held for sale (“the warehouse”) due to fluctuations in interest rates.  These forward commitments are designated as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  As such, these forward commitments are recorded at fair value on the balance sheet with an offset to mortgage loans held for sale for the effective portion of the hedge. The ineffective portion of the hedge is recorded as a gain (loss) in the statement of operations. NetBank is generally not exposed to significant losses nor does it expect to realize significant gains related to the pipeline or warehouse due to changes in interest rates, net of gains or losses on related hedge positions.

NetBank uses various derivatives, including Constant Maturity Treasury rate (CMT) floors, Constant Maturity Swap (CMS) floors, and forward purchase contracts on FNMA mortgage backed securities (FNMA TBA) to protect itself against interest rate and prepayment risk on its available-for-sale servicing portfolio.  These are designated as fair value hedges under SFAS No. 133 throughout the quarter ended June 30, 2002.

9.                                      BUSINESS SEGMENTS

NetBank, Inc.’s principal activities include retail banking and mortgage banking.  The retail banking segment primarily consists of the offering of consumer banking products such as checking, money market, and certificates of deposit and the purchase of bulk loan portfolios.  The mortgage banking segment either originates mortgage loans or purchases mortgage loans from correspondents and/or brokers and packages pools of such loans either inclusive or exclusive of servicing rights for sale into the secondary market. Since the acquisition of Resource was completed on March 31, 2002, the six-month mortgage banking segment includes Resource’s results of operations for only the three months ended June 30, 2002.

The six-month table includes the effects of certain transactions related to the acquisition of Resource on March 31, 2002 including the impact of purchase accounting, repositioning of the investment portfolio in anticipation of the transaction and certain compensation charges related to changes in management as a result of the transaction.

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

Since Resource and Market Street were not acquired as of the periods presented comparative information is not relevant.  For the three and six months ended June 30, 2001 the retail banking segment was the Company’s only segment of operations.

	For the Three Months Ended June 30, 2002
($s in thousands)	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Net interest income	$(4,937)	$8,691	$(435)	$—	$3,319
Provision for loan losses	$27,888	$3,402	$—	$—	$31,290
Non-interest income	$2,148	$43,976	$483	$(436)	$46,171
Non-interest expense	$22,640	$44,027	$2,313	$(436)	$68,544
Income before income taxes	$(53,317)	$5,238	$(2,265)	$—	$(50,344)
Total assets	$2,861,993	$887,547	$466,527	$(625,644)	$3,590,423

	For the Six Months Ended June 30, 2002
($s in thousands)	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Net interest income	$4,824	$11,232	$(394)	$—	$15,662
Provision for loan losses	$27,991	$3,403	$—	$—	$31,394
Non-interest income	$5,101	$49,871	$608	$(436)	$55,144
Non-interest expense	$38,294	$48,502	$11,879	$(436)	$98,239
Income before income taxes	$(56,360)	$9,198	$(11,665)	$—	$(58,827)
Total assets	$2,861,993	$887,547	$466,527	$(625,644)	$3,590,423

10.                               LOSS CONTINGENCY

NetBank, FSB is involved in litigation with three insurance companies who are sureties on some of NetBank, FSB’s commercial lease portfolios.  NetBank, FSB has filed a claim for $16.2 million in principal and interest payments that are currently past due.  The unpaid principal and unpaid interest balances total $83.8 million and $1.4 million, respectively.  The entire portfolio has been placed on non-accrual status pending outcome of the litigation.  Approximately $2.1 million and $3.3 million of interest was not received or accrued during the three and six months ended June 30, 2002, respectively.  Management believes after consultation with legal counsel, that NetBank, FSB has substantive basis for its claims.

11.                               Mortgage Servicing Rights

For purposes of evaluating its mortgage servicing rights portfolio for impairment, the Company disaggregates its portfolio into two primary segments:  available-for-sale and held-for-sale.

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

As of June 30, 2002
($in 000s)	UPB	Fair Value	Fair Value / UPB	Net Carrying Value	Net Carrying Value / UPB	WTG note rate	WTG service fee	Net Basis as multiple
Held-for-Sale	$2,189,788	$50,812	2.32%	$49,570	2.26%	6.88%	0.43%	5.33
Available-for-Sale	$3,768,030	$64,848	1.72%	$55,878	1.48%	7.36%	0.43%	3.44
	b	a	a / b = c	d	d / b = e		f	e / f

12.                “Executive Supplemental Retirement Plan" and "Director Supplemental Retirement Plan."

The Company has adopted an “Executive Supplemental Retirement Plan" and a "Director Supplemental Retirement Plan” for key members of senior management and the board of directors.  Each Plan provides for an annual benefit payable at normal retirement (age 65) targeted at 40% of final compensation projected at an assumed 4% salary progression rate.  Actual total benefits payable under the Plan are dependant on an indexed retirement benefit formula, which accrues benefits equal to the aggregate after-tax income of associated life insurance contracts less the Company's tax-effected cost of funds for that plan year.  While benefits are guaranteed until the respective participant’s projected mortality, the total lifetime benefit is indexed to the performance of the insurance contract.  Therefore, benefits under the Plan are ultimately dependent on the performance of the insurance contracts and are not guaranteed by the Company.

The Company has financed the contracts through the purchase of bank-owned life insurance, (BOLI), which is anticipated to fully finance the projected benefit payout after retirement.  The total amount invested in BOLI for the Plan to date and the corresponding cash surrender value at June 30, 2002 was $11.5 million and $12.5 million, respectively. The associated obligation expense incurred in connection with the Plan was $ 1.1 million for the first quarter of 2002. The first six months of expense was higher than normal due to the accelerated vesting under the plan for four participants who terminated early as a result of the recent merger.  The income derived from policy appreciation was $ 0.3 million as of June 30, 2002.

                In connection with the Plan, the Company has also entered into Life Insurance Endorsement Method Split Dollar Agreements (the "Agreements") with the individuals covered under the Plan. Under the Agreements, the Company shares 80% of death benefits over and above the cash surrender value (the net at risk death benefit) with the designated beneficiaries of the plan participants under life insurance contracts referenced in the Plan. The Company, as owner of the policies, retains a 20% interest in the net at risk life proceeds and a 100% interest in the cash surrender value of the policies.

                The Plan also contains provisions for change of control, as defined, which allow the participants to retain benefits, subject to certain conditions, under the Plan in the event of a change in control. Because the Plan was designed to retain the future services of key executives, no benefits are payable under the Plan until age 65 and the amount of those benefits will be determined based upon the individual participants vesting schedule.

Part 1. Item 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this report are forward-looking statements. Forward-looking statements include statements regarding the intent, belief or current expectations of NetBank or its officers and directors and can be identified by the use of forward-looking terms such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or comparable terminology. The Company’s actual results could differ materially from those anticipated from the forward-looking statements, depending on various important factors. These factors include a possible decline in asset quality, potential difficulties in integrating the Company’s operations with those of companies acquired, the cyclical nature of the mortgage banking industry generally, the evolving nature of the market for internet banking and financial services generally, the possible adverse effects of unexpected changes in the interest rate environment, and increasing competition and regulatory changes. The section headed “Risk Factors” in the Company’s prospectus dated January 14, 2002 contains additional details on these and other risks that are material to operations. All forward-looking statements in this report are based on information available as of the date this report was filed with the SEC. The Company does not undertake to update any forward–looking statements that may be made.

General- NetBank, Inc. is a bank holding company that wholly owns the outstanding stock of NetBank (“NetBank, FSB”), a federal savings bank; Meritage Mortgage Corporation (“Meritage”), a wholesale nonconforming mortgage provider; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; RBMG Insurance Services, Inc., (“RBMG Insurance”); and NB Partners, Inc., a corporation established for strategic partnering opportunities.  NetBank, FSB also owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, and Resource Bancshares Mortgage Group, Inc. (“Resource”). Resource wholly owns RBMG, Inc.(“RBMG”), a wholesale mortgage banking company, and Republic Leasing Company, Inc. (“Republic Leasing”), a small ticket equipment leasing company.  NetBank, Inc. acquired Resource on March 31, 2002 and subsequently reorganized the holding company structure as described above based on operational, licensing and funding needs. The entire consolidated company is referred to herein as “NetBank” or  “the Company”.  As of June 30, 2002, NetBank had approximately 226,000 accounts and $1.8 billion in deposits.

($ in 000s, except per share)	At or for the three months ended June 30, 2002	At or for the three months ended June 30, 2001	At or for the six months ended June 30, 2002	At or for the six months ended June 30, 2001
Summary Financial Data:
Net interest income	$3,319	$10,799	$15,662	$21,573
Provision for loan and lease losses	$31,290	$126	$31,394	$170
Non-interest income	$46,171	$3,289	$55,144	$5,997
Non-interest expense	$68,544	$12,707	$98,239	$24,857
Net (loss) income	$(31,287)	$779	$(36,925)	$1,576
Net (loss) income per common share	$(0.64)	$0.03	$(0.94)	$0.05
Net (loss) income per common diluted share	$(0.64)	$0.03	$(0.94)	$0.05
Average assets	$3,784,928	$2,197,417	$3,483,129	$2,209,873
Average liabilities	$3,389,784	$1,948,830	$3,134,549	$1,961,364
Average shareholders’ equity	$395,144	$248,587	$348,580	$248,509
Return on average assets	-3.31%	0.14%	-2.12%	0.14%
Return on average equity	-31.67%	1.25%	-21.19%	1.27%
Net interest margin	0.16%	2.29%	0.76%	2.29%

Financial Condition-The Company’s assets were $3.6 billion at June 30, 2002 compared to $2.9 billion at December 31, 2001. The increase of $0.7 billion from December 31, 2001 to June 30, 2002 was primarily due to the acquisition of Resource on March 31, 2002 which added $1.1 billion in total assets, including $756 million in mortgage loans receivable held for sale, $20 million in lease receivables, $129 million in mortgage servicing rights, $30 million in cash, and $149 million in furniture and equipment, miscellaneous receivables, and other assets.  During the six months ended June 30, 2002, NetBank began a process of repositioning its balance sheet to reflect the change in strategy as a result of the acquisition of Resource.  The repositioning primarily consisted of liquidating a large portion of the investment securities portfolio available for sale (approximately $511 million in total).  The Company used the resulting proceeds in the second quarter to pay down pre-existing Resource lines of credit, approximately $427 million, and to fund the purchase or origination of mortgage loans by Resource and Market Street.  During the first six months of 2002 the Company’s cash and cash equivalents increased $142 million.  This increase includes the aforementioned $30 million acquired from the Resource acquisition, approximately $12 million deposited by Resource for escrow deposits it holds as the primary servicer for its mortgages held for sale and its mortgage servicing rights portfolio and due to the Company holding more cash to facilitate the funding of its mortgage operations.  Investment securities declined $116 million for the six months ended June 30, 2002 as a result of the previously discussed repositioning of the Company’s balance sheet. The Company’s loan and lease receivables declined by $355 million primarily as a result of the sale of $33 million of commercial loans which are considered non-core assets, the reclassification of $192 million of commercial loans portfolio as held for sale, $85 million in principal repayments net of purchases and $46 million of additional provision, premium impairment and amortization. The Company’s investment in stock of the Federal Home Loan Bank of Atlanta also decreased $15 million as the Company redeemed stock related to FHLB advances paid down during the six months ended June 30, 2002.  All of the following items increased for the six months ending June 30, 2002 primarily as a result of the acquisition of Resource; mortgage loans held for sale by $632 million, mortgage servicing rights by $105 million, accrued interest receivable by $7 million, furniture & equipment and capitalized software by $35 million, due from servicers and investors by $21 million and other assets by $47 million.

Investment Securities.  The following tables set forth certain information relating to the Company’s available-for-sale securities at June 30, 2002 and December 31, 2001: ($s in 000s)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	June 30, 2002
Mortgage pool securities	$148,952	$1,811	$—	$150,763
Collateralized mortgage obligations	15,209	154	58	15,305
U.S. government agencies	551,057	4,844	318	555,583
Corporate bonds	9,673	—	831	8,842
Habitat bonds and other	3,445	107	—	3,552

Total	$728,336	$6,916	$1,207	$734,045

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	December 31, 2001
Mortgage pool securities	$596,675	$345	$5,374	$591,646
Collateralized mortgage obligations	185,768	513	1,261	185,020
Unites States government agencies	60,000	834	—	60,834
Corporate bonds	9,666	—	1,006	8,660
Habitat bonds and other	3,858	61	—	3,919

Total	$855,967	$1,753	$7,641	$850,079

Loan Portfolio Composition.  The following table sets forth the composition of our loan and lease portfolio, including loans receivable held for sale, by type of loan as of June 30, 2002 and December 31, 2001: ($s in 000s)

	As of June 30, 2002		As of December 31, 2001
($ in 000s)	Amount	% of total	Amount	% of total
Residential mortgages	$755,868	32.5%	$977,768	54.1%
Residential mortgages held for sale	939,944	40.5	295,560	16.3
Commercial loans held for sale	195,761	8.4	—	—
Commercial loans	—	—	231,739	12.8
Leases	322,298	13.9	150,918	8.3
Home equity lines of credit	107,901	4.6	140,806	7.8
Consumer	1,921	0.1	10,747	0.7
Construction	196	—	197	—
Auto	62	—	211	—
Total	2,323,951	100.0%	1,807,946	100.0%

Less allowance for loan and lease losses	69,498		22,896
Total	$2,254,453		$1,785,050

Asset Quality and Non-performing Assets-As of June 30, 2002 and December 31, 2001 NetBank had $92.2 million and $3.2 million loans on non-accrual status, which includes all loans past due 90 days or more.  Of the $92.2 million on non-accrual status at June 30, 2002, $83.8 million related to one portfolio of commercial leases which are guaranteed by three insurance companies acting as sureties under the terms of the related sales and servicing agreements.  NetBank is currently involved in litigation with each of those three insurance companies and is optimistic about the ultimate recovery of amounts due under the terms of the sales and servicing agreements; however, until the matter is resolved, management has placed the entire balance of the portfolio on a non-accrual status.  During the three months ended June 30, 2002 there were $0.4 million of restructured loans.  As of June 30, 2002 and December 31, 2001, NetBank had $2.7 million and $0.07 million in other real estate owned.

Allocation of the allowance for loan and lease losses as of June 30, 2002 and December 31, 2001:

	As of June 30, 2002		As of December 31, 2001
($ in 000s)	Amount	% of total	Amount	% of total
Residential mortgages	$19,858	28.6%	$14,463	63.2%
Residential mortgages held for sale	11,941	17.2	31	0.1
Home equity lines of credit	1,926	2.8	1,714	7.5
Commercial loans	4,182	6.0	3,291	14.4
Leases	31,425	45.2	3,331	14.5
Consumer	50	0.1	50	0.2
Construction	108	0.1	—	0.0
Auto	8	0.0	16	0.1
Total	$69,498	100.0%	$22,896	100%

Deposits.  The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by the Company at June 30, 2002 and December 31, 2001:

	Amount	Percentage	Weighted Average Interest Rate	Amount	Percentage	Weighted Average Interest Rate
	June 30, 2002			December 31, 2001
Non-interest bearing checking accounts	$30,344	1.7%	N/A	$26,858	1.8%	N/A
Interest bearing:
Checking accounts	156,120	8.7	1.64%	131,887	8.8	1.8%
Money market	650,775	36.4	2.74%	492,424	33.0	3.7%
Certificate of deposit under $100,000	720,607	40.3	3.66%	724,328	48.5	5.8%
Certificate of deposit over $100,000	229,837	12.9	3.66%	118,322	7.9	5.8%
Total deposits	$1,787,683	100.0%		$1,493,819	100.0%

Total liabilities

Total liabilities for the six months ended June 30, 2002 increased $581 million primarily due to an increase in deposits of $294 million and the acquisition of Resource, which added $917 million of liabilities at March 31, 2002.   During the six months ended June 30, 2002 the Company repositioned its investment portfolio to facilitate the pay down of approximately $428 million in pre-existing Resource lines of credit and to pay down $220 million of FHLB advances to NetBank, FSB.  The restructuring and corresponding pay down of debt resulted in a net increase of $164 million in other borrowed funds for the six months ending June 30, 2002.  Accounts payable and accrued liabilities increased $110 million during the six months ended June 30, 2002 primarily related to liabilities assumed as a result of the acquisition of Resource.  Total liabilities decreased by $368 million during the three months ended June 30, 2002.  This decline is primarily due to the proceeds resulting from the repositioning of the Company’s investment portfolio being used to pay down approximately $428 million in Resource lines of credit.  The overall decline in liabilities was offset by an increase in deposits of $55 million (3%) for the three months ended June 30, 2002.  Accrued interest, loans in process and accounts payable and accrued liabilities declined by $2 million for the three months ended June 30, 2002.

Shareholders’ equity

Shareholders’ equity increased $129 million for the six months ended June 30, 2002.  This increase is primarily a result of the issuance of $156 million in new equity issued to effect the purchase of Resource, offset by a $37 million decrease in retained earnings as a result of a loss for the six months ended June 30, 2002.

Results of Operations – Six months ended June 30, 2002 compared to the six months ended June 30, 2001

General.  Net loss for the six months ended June 30, 2002 was $36.9 million, or $(0.94) per share, compared with net income of $1.6 million, or $0.05 per share, for the six months ended June 30, 2001.  The significant decline in net income was the result of $73.8 million, pre-tax (or $43.6 million, after-tax) of non-operating expenses, merger related transaction costs and charges related to the strategic repositioning of the Company’s balance sheet following the acquisition of Resource on March 31, 2002. These charges consist of the following on a pre-tax basis: 1) allowance for lease losses for the delinquent surety-wrapped business equipment leases ($20.1 million), see note 10 of the Condensed Consolidated Financial Statements for additional detail; 2) write down of premiums associated with higher prepayment experience due to the decline in interest rates and the Company’s expectation of continued lower rates going forward ($12.5 million); 3) non-recurring acquisition and severance costs ($10.1 million); 4) restructuring of the Company’s investment portfolio into shorter-term investments, mainly Fed funds sold and agency discount notes, to facilitate the payoff of existing Resource lines of credit following the acquisition and the ongoing funding of the newly acquired mortgage operations ($6.7 million); 5) the impact of purchase accounting adjustments on the sale of loans that were in process or inventory at Resource as of March 31, 2002, that were appropriately marked to fair value as a result the acquisition ($5.0 million); 6) write down of core deposit intangibles related to purchased deposits from Compubank ($2.5 million); 7) prepayment penalties incurred for paying off higher rate term advances from the Federal Home Loan Bank of Atlanta ($2.5 million); 8) consolidation of leased office space ($2.0 million); 9) write down to estimated market value of commercial loans determined to be non-core assets ($1.8 million) and 10) $2.8 million of various other severance and repositioning charges.  The statement of operations was also negatively impacted by $3.3 million pre-tax as a result of placing one portfolio of commercial leases that is the subject of litigation (see Note 10 to the Company’s Condensed Consolidated Financial Statements) on non-accrual status during the six months ended June 30, 2002.  The Company does not foresee having any additional charges in association with the acquisition of Resource or due to the repositioning of the Company’s balance sheet and operations.

Interest Income.  Interest income related to our loans, leases, and investment portfolio for the six months ended June 30, 2002 was $73.0 million compared to $70.5 million for the six months ended June 30, 2001. The slight increase in interest income was a result of higher average balances in the investment portfolio from June 30, 2001 to June 30, 2002, offset by a decrease in the average yield on investments and loans.  Investment yield declined from 6.6% for the six months ended June 30, 2001 to 5.1% for the six months ended June 30, 2002 as management shortened the duration of the investment portfolio in anticipation of the Resource merger through the sale of higher yielding assets and the reinvestment of the proceeds in federal funds sold and discount agency notes. Yield was further negatively impacted by the overall decline in interest rates from period to period.  Yields on loan and lease receivables declined from 8.1% for the six months ended June 30, 2001 to 4.4% for the six months ended June 30, 2002 as a result of the write down of loan premiums of $12.5 million due to prepayments accelerating in a declining rate environment, non-accrual status of delinquent surety-wrapped business equipment leases of $3.3 million and the adjustable portfolio re-pricing downward. Loan yields on mortgage loan receivables held for sale were 6.6% positively impacting the six months ended June 30, 2002 from the acquisitions of Resource and Market Street, which were not included in the comparable six-month period.

Interest Expense.  Interest expense increased by $8.4 million to $57.4 million for the six months ended June 30, 2002 compared to $48.9 million for the six months ended June 30, 2001.  This increase is primarily due to higher average interest-bearing liabilities offset in part by lower average cost of funds.  Interest expense on deposits was $27.8 million compared to $30.6 million for the six months ended June 30, 2001.  The net decrease in interest expense on deposits was the result of an increase in customer deposit balances from $1.2 billion at June 30, 2002 to $1.8 billion at June 30, 2001, offset by a decrease in the average interest rate paid on deposits from 5.6% for the six months ended June 30, 2001 to 3.4% for the six months ended June 30, 2002. Interest expense associated with other borrowed funds and the convertible subordinated debt increased $11.3 million from $18.3 million for the six months ended June 30, 2001 to $29.6 million for the six months ended June 30, 2002 due to the addition of $475.6 million of several new revolving lines of credit, warehouse lines of credit, master repurchase facilities, a commercial paper conduit facility all secured by mortgage loans from the acquisition of Resource. In addition, advances from FHLB increased by $90.5 million for the six months ended June 30, 2002 as compared to June 30, 2001. Average rates on other borrowed funds increased from 4.6% for the six months ended June 30, 2001 to 5.2% for the six months ended June 30, 2002. The increase in average rates was negatively impacted by non-operating charges and expenses related to prepayment penalties of  $2.5 million on certain high rate term advances from Federal Home Loan Bank that were paid in repositioning the balance sheet.

Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $15.7 million, or 0.8% of average interest earning assets for the six months ended June 30, 2002 compared to $21.6 million, or 2.3% of average interest earning assets for the six months ended June 30, 2001.  The decrease in net interest income resulted primarily from the repositioning charges of $14.9 million that were previously discussed in both the interest income and interest expense section above and the increase in non-accrual leases as also discussed above in the interest income section.

As of and for the six months ended June 30, 2002
Average Balance		Average Yield / Rate			Interest			Variance attributable to
2002	2001	2002	2001	($s in 000s)	2002	2001	Variance	Rate	Volume*
				Interest-earning assets:
$154,373	$90,824	1.90%	3.21%	Short-term investments	$1,469	$1,457	$12	$(593)	$605
788,070	451,046	5.10%	6.55%	Investment securities (1)	20,079	14,782	5,297	(3,290)	8,587
579,108	—	6.58%	0.00%	Mortgage loans receivable held for sale(2)	19,046	—	19,046	—	19,046
1,471,763	1,345,225	4.41%	8.07%	Loan and lease receivable (2)	32,423	54,280	(21,857)	(24,645)	2,788
2,993,314	1,887,095	4.88%	7.47%	Total interest-earning assets	73,017	70,519	2,498	(28,528)	31,026
489,815	322,778			Non-interest-earning assets
3,483,129	2,209,873			Total assets

				Interest-bearing liabilities:
138,554	114,877	1.66%	1.88%	Checking accounts	1,149	1,080	69	(127)	196
595,656	314,316	2.74%	4.88%	Money market	8,173	7,670	503	(3,357)	3,860
904,734	660,979	4.08%	6.61%	Certificates of deposit	18,461	21,852	(3,391)	(8,365)	4,974
1,119,404	771,222	5.17%	4.59%	Other borrowed funds	28,920	17,692	11,228	2,233	8,995
27,316	27,316	4.77%	4.77%	Convertible subordinate debt	652	652	—	—	—
2,785,664	1,888,710	4.12%	5.18%	Total interest-bearing liabilities	57,355	48,946	8,409	(9,616)	18,025
348,885	72,654			Non-interest-bearing liabilities
3,134,549	1,961,364			Total liabilities
348,580	248,509			Shareholders’ equity
$3,483,129	$2,209,873			Total liabilities and shareholders' equity

				Net interest earnings	$15,662	$21,573	$(5,911)	$(18,912)	$13,001
		0.76%	2.29%	Net yield on interest-earning assets(3)

(1) Based on amortized cost; changes in fair value are not considered.
(2) No separate treatment has been made for non-accrual loans.
(3) Net interest income divided by average interest-earning assets.

Provision for Loan and Lease Losses.  The Company periodically reviews the performance of its loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool-by-pool basis for its purchased portfolio and a loan-by-loan basis for its originated loans. If a decline in credit quality for a specific pool or a loan is noted, the Company records an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for inherent losses in the loan portfolio. The Company determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.  During the six months ended June 30, 2002 the Company increased its allowance for loan losses from $22.9 million to $69.5 million, an increase of $46.6 million.  This increase is primarily due to three factors: 1) the establishment of an additional allowance for commercial leases of $20.1 million, as discussed in Note 10 of the Company’s Condensed Consolidated Financial Statements; 2) the Company acquired $16.2 million of allowance in conjunction with its acquisition of Resource on March 31, 2002 and 3) an additional $6.6 million of allowance recorded for the Company’s second mortgage portfolio.

Non-interest Income.  For the six months ended June 30, 2002 the Company recorded $55.1 million of non-interest income compared to $6.0 million for the same period of 2001.  This increase is primarily due to gain on sales of mortgage loans of $39.0 million generated by the Company’s mortgage subsidiaries, RBMG, Meritage and Market Street which were not included in the Company’s 2001 results.  Service charges and fees increased to $16.0 million from $4.5 million for the periods ending June 30, 2002 and 2001, respectively, also due to the acquisitions of the mortgage subsidiaries. The Company recorded a charge of $1.9 million compared to income of $1.5 million related to gain (loss) on sales of securities.  There was $1.0 million of other income for the period ended June 30, 2002.  Other income primarily consists of the revenues from MG Reinsurance, a captive reinsurance company acquired as part of the acquisition of Resource on March 31, 2002.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses, excluding interest expense, provision for loan losses and income taxes. Non-interest expense increased by $73.4 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. $50.5 million of the increase relates to the addition of Resource and Market Street’s non-interest expense, as Resource and Market Street were not acquired until March 31, 2002 and June 29, 2001, respectively. In addition, for the six months ended June 30, 2002, non-interest expense includes $10.1 million of non-recurring compensation-related charges due to payouts under employment agreements triggered by changes in management as a result of the acquisition of Resource.  There were also $6.8 million of repositioning charges incurred during the six months ended June 30, 2002 including $1.8 million of severance, $2.5 million related to the write down of deposit intangibles associated with the acquisition of deposits from Compubank in 2001, $1.9 million charge for the consolidation of corporate office leased space and $0.6 million of other repositioning charges.  Net of the addition of the new subsidiaries, transaction costs related to the acquisition of Resource and the strategic repositioning charges, the Company’s non-interest expenses increased $4.8 million related to the overall growth of the banking operations which include, $2.0 million in salary and wages, $1.0 million increase in data processing expense, $0.7 million increase in depreciation and amortization, $0.6 million increase in customer service and $0.5 million of other increases.

Results of Operations – Three months ended June 30, 2002 compared to the three months ended June 30, 2001

General.  Net loss for the three months ended June 30, 2002 was $31.3 million, or $(0.64) per share, compared with net income of $0.8 million, or $0.03 per share, for the three months ended June 30, 2001.  The significant decline in net income was the result of $59.9 million, pre-tax (or $37.3 million, after-tax) of charges related to the strategic repositioning of the Company’s balance sheet following the acquisition of Resource on March 31, 2002. These charges consist of the following on a pre-tax basis: 1) allowance for lease losses for the delinquent surety-wrapped business equipment leases ($20.1 million), see note 10 of the Condensed Consolidated Financial Statements for additional detail; 2) write down of premiums associated with higher prepayment experience due to the decline in interest rates and the Company’s expectation of continued low rates going forward ($12.5 million); 3) additional allowances for loan and lease losses for the Company’s portfolio of HELOCs and second mortgage loans ($7.6 million); 4) the impact of purchase accounting adjustments on the sale of loans that were in process or inventory at Resource as of March 31, 2002, that were appropriately marked to fair value as a result the acquisition ($5.0 million); 5) restructuring of the Company’s investment portfolio into shorter-term investments, mainly Fed funds sold and agency discount notes, to facilitate the payoff of existing Resource lines of credit following the acquisition and the ongoing funding of the newly acquired mortgage operations ($2.9 million); 6) prepayment penalties incurred for paying off higher rate term advances from the Federal Home Loan Bank of Atlanta ($2.5 million); 7) write down of core deposit intangibles related to purchased deposits from Compubank ($2.5 million); 8) consolidation of leased office space at the corporate headquarters ($2.0 million); 9) write down to estimated fair market value of commercial loans determined to be non-core assets ($1.8 million) and 10) $2.8 million of various other severance and repositioning charges.  Additionally, the statement of operations was negatively impacted by $2.5 million pre-tax as a result of one portfolio of commercial leases that is the subject of litigation (see Note 10 to the Company’s Condensed Consolidated Financial Statements) being on non-accrual status during the three months ended June 30, 2002.

Interest Income.  Interest income related to the Company's loans, leases, and investment portfolio for the three months ended June 30, 2002 was $36.2 million compared to $34.6 million for the three months ended June 30, 2001. The slight increase in interest income was a result of higher average balances in the Company’s earning assets from June 30, 2001 to June 30, 2002, offset by a decrease in the average yield on earning assets due the write down of premiums associated with higher than expected prepayments.  The yield on the investment securities portfolio declined from 6.4% for the three months ended June 30, 2001 to 4.9% for the three months ended June 30, 2002 as management shortened the duration in anticipation of the Resource merger through the sale of higher yielding (longer term) assets and the reinvestment of the proceeds in federal funds sold and discount agency notes. Yield was further negatively impacted by the overall decline in interest rates from period to period.  Loan yields on loan and lease receivables declined from 7.9% for the three months ended June 30, 2001 to 2.6% for the three months ended June 30, 2002 as a result of the write down of loan premiums of $12.5 million, non-accrual status of delinquent surety-wrapped business equipment leases of $2.5 million, and the adjustable portfolio re-pricing downward and prepayments accelerating in a declining rate environment. Loan yields on mortgages held for sale were 6.7%, positively impacting the three months ended June 30, 2002 from the previous acquisitions of Resource and Market Street as compared to the three months ended June 30, 2001.

Interest Expense.  Total interest expense for the three months ended June 30, 2002 increased by $9.1 million from $23.8 million to $32.9 million primarily due to higher average balances of interest bearing liabilities related to the additions of Resource and Market Street.  For the three months ended June 30, 2002 there was $14.0 million in interest expense on deposits as compared to $15.2 million for the three months ended June 30, 2001.  The net decrease in interest expense on deposits was the result of an increase in customer deposit balances from $1.2 billion at June 30, 2001 to $1.8 billion at June 30, 2002, offset by a decrease in the average interest rate paid on deposits from 5.1% for the three months ended June 30, 2001 to 3.3% for the three months ended June 30, 2002. Interest expense associated with other borrowed funds increased $10.3 million from $8.6 million for the three months ended June 30, 2001 to $18.9 million for the three months ended June 30, 2002 due to the addition of $475.6 million of several new revolving lines of credit, warehouse lines of credit, master repurchase facilities, a commercial paper conduit facility all secured by mortgage loans from the acquisition of Resource.  In addition, advances from FHLB increased by $90.5 million for the three months ended June 30, 2002 as compared to June 30, 2001. Average rates on other borrowed funds increased from 4.6% for the three months ended June 30, 2001 to 5.3% for the six months ended June 30, 2002. The increase in average rates was negatively impacted by non-operating charges and expenses related to prepayment penalties of  $2.5 million on certain high rate term advances from Federal Home Loan Bank that were repaid early in repositioning the balance sheet.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $3.3 million, or 0.2% of average interest-earning assets for the three months ended June 30, 2002 compared to $10.8 million, or 2.3% of average interest-earning assets for the three months ended June 30, 2001. The decrease in net interest income resulted primarily from the repositioning charges of $14.9 million that were previously discussed in both the interest income and interest expense section above and the increase in non-accrual leases as discussed above in the interest income sections.

As of and for the three months ended June 30, 2002
Average Balance		Average Yield / Rate			Interest			Variance attributable to
2002	2001	2002	2001	($s in 000s)	2002	2001	Variance	Rate	Volume*
				Interest-earning assets:
$109,842	$114,647	2.39%	3.12%	Short-term investments	$656	$895	$(239)	$(210)	$(29)
857,861	455,381	4.93%	6.40%	Investment securities(1)	10,583	7,288	3,295	(1,670)	4,965
926,069	—	6.70%	0.00%	Mortgage loans receivable(2)	15,518	—	15,518	—	15,518
1,439,583	1,342,617	2.63%	7.88%	Loan and leases receivable(2)	9,482	26,435	(16,953)	(17,592)	639
3,333,355	1,912,645	4.35%	7.24%	Total interest-earning assets	36,239	34,618	1,621	(19,472)	21,093
451,573	284,772	s		Non-interest-earning assets
3,784,928	2,197,417	s		Total Asset

				Interest-bearing liabilities:
144,138	156,059	1.68%	1.50%	Checking accounts	607	587	20	70	(50)
631,719	336,116	2.39%	4.50%	Money market	3,771	3,785	(14)	(1,779)	1,765
935,511	679,702	4.12%	6.38%	Certificates of deposit	9,630	10,837	(1,207)	(3,840)	2,633
1,402,194	724,000	5.30%	4.58%	Other borrowed funds	18,584	8,282	10,302	1,314	8,988
27,316	27,316	4.80%	4.80%	Convertible subordinate debt	328	328	—	—	—
3,140,878	1,923,193	4.19%	4.95%	Total interest-bearing liabilities	32,920	23,819	9,101	(4,235)	13,336
248,906	25,637			Non-interest-bearing liabilities
3,389,784	1,948,830			Total liabilities
395,144	248,587			Shareholders’ equity
$3,784,928	$2,197,417			Total liabilities and shareholders' equity

				Net interest earnings	$3,319	$10,799	$(7,480)	$(15,237)	$7,757
		0.16%	2.29%	Net yield on interest-earning assets (3)

(1) Based on amortized cost; changes in fair value are not considered.
(2) No separate treatment has been made for non-accrual loans.
(3) Net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company periodically reviews the performance of its loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool-by-pool basis for its purchased portfolio and a loan-by-loan basis for its originated loans. If a decline in credit quality for a specific pool or a loan is noted, the Company records an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for inherent losses in the loan portfolio. The Company determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.  During the three months ended June 30, 2002 the Company increased its allowance for loan losses from $42.4 million to $69.5 million, an increase of $27.1 million.  This increase was primarily due to the establishment of an allowance for commercial leases of $20.1 million, as discussed in note 10 of the Company’s Condensed Consolidated Financial Statements, $6.6 million of allowance recorded for the Company’s second mortgage portfolio and $3.0 million of allowance recorded as a pre-acquisition contingency associated with the purchase of Resource on March 31, 2002.

Non-interest Income.  For the three months ended June 30, 2002, the Company recorded approximately $46.1 million in non-interest income compared to $3.3 million during the three months ended June 30, 2001.  Gain on sales of mortgage loans accounted for $33.4 million or 72% of total non-interest income as a result of the acquisition of Resource and Market Street.  Service charges and fees increased to $12.6 million from $2.8 million, an increase of $9.8 million primarily a result of the additions of Resource and Market Street, which were not included in the three months ending June 30, 2001. Gain on sales of mortgage servicing rights and other income accounted for $2.0 million.  Other income primarily consists of the revenues from MG Reinsurance, a captive reinsurance company acquired as part of the acquisition of Resource on March 31, 2002. The Company experienced a loss on sales of securities of $1.8 million for the three months ended June 30, 2002 from the sale of investments it considered non-core compared to a gain of $0.5 million for the same period of 2001.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing, general and administrative expenses, excluding interest expense, provision for loan losses and income taxes.  Non-interest expense increased from $12.7 million for the three months ended June 30, 2001 to $68.5 million for the three months ended June 30, 2002, an increase of $55.8 million.  $46.0 million or 82% of this increase was due to the addition of Resource and Market Street’s non-interest expense, as Resource and Market Street were not acquired until March 31, 2002 and June 29, 2001, respectively.  There were $6.8 million of repositioning charges incurred during the three months ended June 30, 2002 including $1.8 million of severance, $2.5 million related to the write down of deposit intangibles associated with the acquisition of deposits from Compubank in 2001, a $1.9 million charge for the consolidation of corporate office leased space and $0.6 million of other repositioning charges.  Net of the addition of the new subsidiaries and the repositioning items, the Company’s non-interest expenses increased $2.0 million related to the overall growth of the banking operations which included $0.8 million in salary and wages, $0.7 million in loan servicing due to the increased costs associated with servicing leases compared to loans, a $0.4 million increase in data processing expense and $0.1 million of other increases.

Business Segments

NetBank, Inc.’s principal activities include retail banking and mortgage banking.  The retail banking segment primarily consists of the offering of consumer banking products such as checking, money market, and certificates of deposit and the purchase of bulk loan portfolios.  The mortgage banking segment either originates mortgage loans or purchases mortgage loans from correspondents and/or brokers and packages pools of such loans either inclusive or exclusive of servicing rights for sale into the secondary market. Since the acquisition of Resource was completed on March 31, 2002, the six-month mortgage banking segment includes Resource’s results of operations for only the three months ended June 30, 2002.

The six-month table includes the effects of certain transactions related to the acquisition of Resource on March 31, 2002 including the impact of purchase accounting, repositioning of the investment portfolio in anticipation of the transaction and certain compensation charges related to changes in management as a result of the transaction.

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

	For the Three Months Ended June 30, 2002
($s in thousands)	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Net interest (loss) income	$(4,937)	$8,691	$(435)	$—	$3,319
Provision for loan losses	$27,888	$3,402	$—	$—	$31,290
Non-interest income	$2,148	$43,976	$483	$(436)	$46,171
Non-interest expense	$22,640	$44,027	$2,313	$(436)	$68,544
Income before income taxes	$(53,317)	$5,238	$(2,265)	$—	$(50,344)
Total assets	$2,861,993	$887,547	$466,527	$(625,644)	$3,590,423

	For the Six Months Ended June 30, 2002
($s in thousands)	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Net interest income	$4,824	$11,232	$(394)	$—	$15,662
Provision for loan losses	$27,991	$3,403	$—	$—	$31,394
Non-interest income	$5,101	$49,871	$608	$(436)	$55,144
Non-interest expense	$38,294	$48,502	$11,879	$(436)	$98,239
Income before income taxes	$(56,360)	$9,198	$(11,665)	$—	$(58,827)
Total assets	$2,861,993	$887,547	$466,527	$(625,644)	$3,590,423

Retail Bank Operations

The company made tremendous progress during the three months ended June 30, 2002 in repositioning its balance sheet to accommodate its expanded mortgage banking business. The table below provides an overview of the results of operation for the bank.  Net interest income declined $15.7 million from $10.8 million to $(4.9) million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 primarily due to the write down of premiums in response to the rapid prepayments experienced on loan pools associated with the current low rate environment and the Company’s anticipation of low rates throughout the remainder of the year as more fully discussed in the results of operations section. Additionally, the three months ended June 30, 2002 was negatively impacted by the non-accrual status of  $83.8 million of leases, as discussed in more detail in Note 10 to the Company’s Condensed Consolidated Financial Statements.  Service charges increased by $1.1 million from the quarter ended June 30, 2001 to June 30, 2002 related to increased revenue in the retail bank’s leasing operation. This was coupled with increased expenses of $10.0 million from the quarters ended June 30, 2002 to June 30, 2001 related to the non-operating expenses and charges recorded of $6.8 million. Deposits at June 30, 2002 totaled $1.8 billion, with total accounts at 226,000.

($ in 000s)	For the Quarter ended June 30, 2002	For the Quarter ended June 30, 2001	Change

Net interest income	$(4,937)	$10,799	$(15,736)
Provision for loan losses	(27,888)	(126)	(27,762)
Service charges and fees	3,920	2,808	1,112
Total revenues	(28,905)	13,481	(42,386)

Total expenses	22,640	12,707	9,933
Pre-tax income before gains on securities	(51,545)	774	(52,319)
Gain (Loss) on securities sales	(1,772)	481	(2,253)
Pre-tax income	$(53,317)	$1,255	$(54,572)

The company made tremendous progress during the six months ended June 30, 2002 in repositioning its balance sheet to accommodate its expanded mortgage lending business. The table below provides an overview of the results of operation for the bank. Net interest income declined $16.7 million from $21.6 million to $4.8 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily due to the write down of premiums in response to the rapid prepayments experienced on loan pools associated with the current low rate environment and the Company’s anticipation of low rates throughout the remainder of the year as more fully discussed in the results of operations section.  Additionally, the six months ended June 30, 2002 was negatively impacted by the non-accrual status of  $83.8 million of leases, as discussed in more detail in Note 10 to the Company’s Condensed Consolidated Financial Statements.  Service charges increased by $2.5 million from the six months ended June 30, 2001 to June 30, 2002 related to increased revenue in the retail bank’s leasing operation. This was coupled with increased expenses of $13.4 million from the six months ended June 30, 2001 to June 30, 2002 related to charges of $7.5 million associated with repositioning of the Company’s balance sheet to reflect a focus on the mortgage banking operations.  Deposits at June 30, 2002 totaled $1.8 billion, with total accounts at 226,000.

($ in 000s)	For the Six months ended June 30, 2002	For the Six months ended June 30, 2001	Change
Net interest income	$4,824	$21,573	$(16,749)
Provision for loan losses	(27,991)	(170)	(27,821)
Service charges and fees	6,958	4,508	2,450
Total revenues	(16,209)	25,911	(42,120)

Total expenses	38,294	24,857	13,437
Pre-tax income before gains on securities	(54,503)	1,054	(55,557)
Gain (loss) on securities sales	(1,857)	1,489	(3,346)
Pre-tax income	$(56,360)	$2,543	$(58,903)

Mortgage Banking

The following highlights the mortgage production and sales activities for the three and six month periods ended June 30, 2002 and 2001:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Production Activity:
Retail	$507,769	$—	$1,007,443	$—
Correspondent	1,292,354	—	1,292,354	—
Wholesale	624,515	—	624,515	—
Total agency-eligible	2,424,638	—	2,924,312	—
Non-conforming	474,554	—	474,554	—
Total	$2,899,192	$—	$3,398,866	$—

Sales Activity:	$2,980,960	$—	$3,508,968	$—

The increase in production and sales activities in 2002 compared with 2001 relates to the acquisition of Market Street Mortgage Corporation and Resource Bancshares Mortgage Group, Inc. at June 29, 2001 and March 31, 2002, respectively.

The following highlights the mortgage loan production and sales-related revenue and expenses for the three and six month periods ended June 30, 2002 and 2001:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Production revenues	$42,107	$—	$50,543	$—

Production expenses	32,178	—	36,654	—
Pre-tax profit	$9,929	$—	$13,889	$—

Production revenues in bps of sales	141.25	—	144.04	—

Production expenses in bps of principal produced	110.99	—	107.84	—

Net production margin in bps	30.26	—	36.20	—

The increase in the production revenues and expenses in 2002 compared with 2001 relates to the acquisition of Market Street Mortgage Corporation and Resource Bancshares Mortgage Group, Inc. at June 29, 2001 and March 31, 2002, respectively.

The following summarizes the results of servicing operations for the quarter and six months ended June 30, 2002 and 2001:

The increase in the production revenues and expenses in 2002 compared with 2001 relates to the acquisition of Market Street Mortgage Corporation and Resource Bancshares Mortgage Group, Inc. at June 29, 2001 and March 31, 2002, respectively.

The following summarizes the results of servicing operations for the quarter and six months ended June 30, 2002 and 2001:

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
($ in 000s)
Servicing revenue	$6,614	$—	$6,614	$—

Servicing expenses:
Operating expenses	4,343	—	4,343	—
Amortization and impairment of MSRs	4,155	—	4,155	—
Total servicing expenses	8,498	—	8,498	—

Pre-tax servicing margin	(1,884)		(1,884)

Gain on sale of MSRs	983	—	983	—
Net hedge results	(3,789)	—	(3,789)	—
Pre-tax income	$(4,690)	$—	$(4,690)	$—

The increase in servicing revenues and expenses in 2002 when compared to 2001 relates to the acquisition of Resource Bancshares Mortgage Group, Inc. at March 31, 2002.   The loss in the servicing operations resulted primarily from impairment adjustments, net of hedge results, related to the Company’s investment in mortgage servicing rights.  Mortgage servicing values went down during the quarter related to current and anticipated high levels of prepayments related to the current, low interest rate economic environment.

Liquidity and Capital Resources

NetBank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financial activities. NetBank’s primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. NetBank invests excess funds in overnight deposits and other short-term interest-earning assets. NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. NetBank’s available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, NetBank had availability under existing lines of credit agreements totaling $1.0 billion at June 30, 2002.

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
($ in 000s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2002
Total capital (to risk-weighted assets)	$247,219	12.86%	$153,813	8.00%	$192,239	10.00%
Core capital (to adjusted tangible assets)	$223,567	6.82%	$131,032	4.00%	$163,905	5.00%
Tangible capital (to tangible assets)	$223,567	6.79%	$49,389	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$223,567	11.63%	N/A	N/A	$115,340	6.00%
At December 31, 2001
Total capital (to risk-weighted assets)	$220,982	14.64%	$120,775	8.00%	$150,969	10.00%
Core capital (to adjusted tangible assets)	$202,061	7.10%	$113,847	4.00%	$142,309	5.00%
Tangible capital (to tangible assets)	$202,061	7.10%	$42,693	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$202,061	13.38%	N/A	N/A	$90,581	6.00%

Part I. Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity - We measure interest rate sensitivity as the difference between amounts of interest–earning assets and interest–bearing liabilities that mature, reprice, or repay within a given period of time. The difference, or the interest rate sensitivity “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. In a rising rate environment, an institution with a positive gap would see an increase in net interest income, where an institution with a negative gap would see a decrease. During a period of falling interest rates the reverse is true.

The following table sets forth the interest rate sensitivity of our assets and liabilities as of June 30, 2002:

	Less than Three Months	Over three months through one year	Over one year through five years	Over five years and insensitive	Total
($ in the 000s)	Term to Repricing, Repayment or Maturity
Interest-Earning Assets:
Cash and cash equivalents	$45,522	$—	$—	$—	$45,522
Federal funds sold	119,185	—	—	—	119,185
Investment securities	99,006	34,106	548,239	52,694	734,045
Stock of Federal Home Loan Bank of Atlanta	40,595	—	—	—	40,595
Loans held for sale*	928,003	—	—	—	928,003
Loans receivable	277,031	359,079	648,035	42,305	1,326,450
Total interest-earning assets	1,509,342	393,185	1,196,274	94,999	3,193,800
Non interest-earning assets	—	—	—	396,623	396,623
Total assets	$1,509,342	$393,185	$1,196,274	$491,622	$3,590,423

Interest-Bearing Liabilities:
Interest-bearing deposits	$271,532	$876,130	$453,348	$151,814	$1,752,824
Convertible subordinated debt	—	—	27,007	—	27,007
Other borrowed funds	530,613	70,000	550,000	25,000	1,175,613
Total interest-bearing liabilities	802,145	946,130	1,030,355	176,814	2,955,444
Interest-free deposits	—	—	—	34,859	34,859
Other interest-free liabilities and equity	—	—	—	600,120	600,120
Total liabilities and equity	$802,145	$946,130	$1,030,355	$811,793	$3,590,423

Net interest rate sensitivity gap	$707,197	$(552,945)	$165,919	$(81,815)	$238,356
Cumulative gap	$707,197	$154,252	$320,171	$238,356	N/A
Net interest rate sensitivity gap as a percent of interest-earning assets	46.85%	(140.63)%	13.87%	(86.12)%	7.46%
Cumulative gap as a percent of cumulative interest-earning assets	46.85%	8.11%	10.33%	7.46%	N/A

* The majority of loans held for sale have long-term yields, however, they are classified as less than three months due to forward sale contracts.

Market Risk - The Company’s principal business is originating and purchasing of loans funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of our assets and liabilities are monetary in nature and fluctuations in interest rates will affect our future net interest income and cash flows. This interest rate risk is our primary market risk exposure. During the three months ended June 30, 2002, the only derivative financial instruments that we entered into were short-term forward commitments related to loan originations and servicing assets at our mortgage origination subsidiaries. We have no market risk-sensitive instruments held for trading purposes. Our exposure to market risk is reviewed on a regular basis by our management.

The Company measures interest rate risk based on Net Portfolio Value (“NPV”) analysis.  NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. A NPV ratio is determined by dividing NPV by the present value of assets. The following table sets forth the estimated percentage change in NetBank NPV ratio as of June 30, 2002 assuming rate shocks of +300 to -200 basis points:

Limits and Current NPV Ratios for NetBank, FSB

Rate Shock (in basis points)	6/30/02 NPV Ratios for NetBank, Inc.	6/30/02 NPV Ratios for NetBank, FSB
+300	10.52%	7.55%
+200	10.79%	7.87%
+100	11.09%	8.23%
Flat	11.21%	8.37%
-100	11.18%	8.36%
-200	12.18%	9.49%

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

Part II.  OTHER INFORMATION

Part II. Item 1:  LEGAL PROCEEDINGS

Lindhe et al.v. NetBank, Inc. and CompuBank, N.A., C.A. No. C01-0822R (Western District of Washington)

On June 4, 2001, NetBank, Inc. was served with a class action complaint filed by Per Martin Lindhe and ShellyRae Norbeck in the United States District Court for the Western District of Washington.  The complaint alleged violations of the federal Expedited Funds Availability Act, and state law claims of breach of contract, breach of common law duties, and conversion arising from the Company’s acquisition of deposit accounts from CompuBank, N.A.  On June 5, 2002, the Court entered a Final Order and Judgment approving a class settlement.  The time for appeal of the settlement has expired and all payments and other actions required by the Final Order and Judgment have been completed.  The total payments to class members and class counsel under the terms of the settlement were approximately $200,000.

Illinois Union Insurance Co. v. Commercial Money Center, Inc., et al.,  Case No. CV-01-0685-KJD-RJJ (District Court of Nevada)

On December 3, 2001, NetBank, FSB was served with a complaint filed by Illinois Union Insurance Company in the United States District Court for the District of Nevada.  The complaint seeks rescission of certain insurance policies relating to leases purchased by NetBank, FSB and restitution and recovery of any benefits paid to NetBank, FSB.  NetBank, FSB has filed a motion to dismiss the complaint, which is currently pending with the Nevada court.  NetBank, FSB, in turn, has filed a separate action in the United States District Court for the Northern District of Georgia against Commercial Money Center, Inc. (“CMC”), the originator, seller, and subservicer of the leases, and Illinois Union, Safeco Insurance Company of America, and Royal Indemnity Company, the insurance companies that issued surety bonds and insurance policies guaranteeing payment of the income stream from the leases and that also served as master servicer of the leases.  The NetBank action alleges claims for breach of contract, fraud, and bad faith, and seeks, among other things, payment under and enforcement of performance bonds and insurance policies issued by the insurance and surety companies.  The Georgia case has been transferred to the District of Nevada and will likely be consolidated with the Nevada action brought by Illinois Union.  A motion is currently pending with the Judicial Panel on Multi-District Litigation to consolidate the action brought by NetBank, FSB with several other cases pending around the country involving other investors who are seeking to enforce surety bonds and insurance policies relating to leases sold by CMC.  In the meantime, CMC has filed for bankruptcy protection in the United States Bankruptcy Court for the Southern District of Florida.  NetBank, FSB intends to vigorously pursue its claims against the insurance companies.  At this time, we are unable to express an opinion as to the likelihood of loss, or the amount or range of potential loss, with regard to this matter.

In re Commercial Money Center, Inc./Clayton v. Commercial Money Center, Inc., Case No 02-24068 BKC RBR (Bankr. C.D. CA)

On June 27, 2001, several lessees of equipment leased from CMC filed suit in Los Angeles Superior Court against CMC and several John Doe defendants alleging that the leases violated California usury laws, the California Financial Code, and the California Unfair Business Practices Act.  The plaintiffs are seeking to rescind or reform their obligations under the leases and are seeking to recover statutory damages and attorney’s fees.  The plaintiffs recently amended their complaint to name NetBank, FSB, several other investor banks, and several surety companies as co-defendants in the action.  After CMC filed for bankruptcy, Royal Indemnity Company removed the action to the bankruptcy court in the Central District of California, and the plaintiffs have a filed a motion to remand the case back to state court.  The motion is scheduled to be heard by the bankruptcy court on September 11, 2002, but has tentatively ruled that the case should be remanded to state court.  NetBank, FSB intends to vigorously defend the case and to pursue recovery against Safeco Insurance Company, Royal Indemnity Company, and Illinois Union Insurance Company for any damages and costs incurred in this case. At this time, we are unable to express an opinion as to the likelihood of loss, or the amount or range of potential loss, with regard to this matter.

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

NetBank, Inc. and NetBank v. The RiverBank, Case No. 1:00-CV-2154 CC (Northern District of Georgia)

The Company has received a consent judgement as part of the settlement of this case reached in a conference with the magistrate judge in Minnesota on May 6, 2002.  The case is more fully described in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

The Company has also sent numerous letters to other entities that appear to be infringing the Company’s rights in the NETBANK® service mark and variations of that mark.  The letters demand that the entities immediately cease and desist from any such infringing activities.  If the entities refuse to cease the infringement, the Company intends to file additional lawsuits similar to those that have already been filed.  Given the fact that the NETBANK® registration has reached incontestable status, its cancellation is unlikely.  For this reason, future litigation to enforce trademark rights will not be reported.

Part II.  Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2002, NetBank held its Annual Meeting of Shareholders at which the following actions were taken:

Approved the proposal to elect the director nominees named below:

Ward H. Clegg:                      For:  39,226,290   Withheld: 169,017

J. Stephen Heard:                  For:  39,059,365   Withheld: 335,942

W. James Stokes:                  For:  39,226,537   Withheld: 168,770

Douglas K. Freeman:            For:  32,648,978   Withheld: 6,746,329

Approved a proposal to ratify Ernst & Young LLP as NetBank’s independent auditors:

For: 38,558,545 Against: 812,223   Abstain:  24,539

Disapproved a proposal for the amendment to the articles of incorporation, which required a “for” vote of the majority of shares issued and outstanding:

For: 23,707,332  Against: 3,921,942   Abstain:  73,238  Broker non-votes: 11,692,795

Part II.  Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

10.1	Employment agreement by and between Theodore Brauch and NetBank, Inc. dated April 1, 2002.
10.2	Employment agreement by and between Gerald W. McCoy and NetBank, Inc. dated April 1, 2002.
10.3	Employment agreement by and between Steven F. Herbert and NetBank, Inc. dated April 1, 2002.
10.4	Employment agreement by and between Charles E. Mapson and NetBank, Inc. dated April 1, 2002.
10.5	Employment agreement by and between William M. Ross and NetBank, Inc. dated April 1, 2002.
99.1	Certification by Chief Executive Officer and Chief Financial Executive

(b)           Reports on Form 8-K

(i)                                     We filed a Current Report on Form 8-K on April 8, 2002, as amended on June 13, 2002, and June 14, 2002, reporting the pro forma financial statements concerning the acquisition of Resource Bancshares Mortgage Group, Inc., which was consummated on March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.
	By:	/s/ Steven F. Herbert
Steven F. Herbert
Chief Financial Executive

Dated: 08/14/2002