Form 10-Q
period 2002-09-30
NETBANK INC
filed 2002-11-15
CIK 1035826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding At November 8, 2002
Common Stock, par value $.01	49,340,884

Part I. Item 1.

NETBANK, INC.

NETBANK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in 000’s except share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$124,984	$17,562
Federal funds sold	133,205	4,785
Total cash and cash equivalents	258,189	22,347
Investment securities available for sale-at fair value (amortized cost of $660,032 and $855,967, respectively)	673,272	850,079
Stock of Federal Home Loan Bank of Atlanta-at cost	33,305	55,539
Mortgage loans receivable held for sale	1,126,186	295,529
Commercial loans receivable held for sale	104,034	—
Loans and leases receivable-net of allowance for loan and lease losses of $47,664 and $22,865, respectively	960,207	1,489,521
Mortgage servicing rights-net	60,001	2,271
Accrued interest receivable	14,722	10,804
Furniture, equipment and capitalized software-net	41,823	12,210
Goodwill and other intangibles - net	41,203	26,932
Due from servicers and investors	76,930	82,386
Other assets	88,447	31,915
Total assets	$3,478,319	$2,879,533
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,059,373	$1,493,819
Other borrowed funds	755,076	1,011,985
Convertible subordinated debt	27,049	26,923
Accrued interest payable	15,974	16,632
Loans in process	66,924	33,632
Accounts payable and accrued liabilities	157,483	41,088
Total liabilities	3,081,879	2,624,079
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized, none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,671,337 and 31,751,369 shares issued, respectively)	540	318
Additional paid-in capital	426,446	267,004
Retained (deficit) earnings	(15,119)	13,289
Accumulated other comprehensive income (loss), net of tax	8,244	(3,648)
Treasury stock, at cost (2,934,553 and 2,736,870 shares, respectively)	(23,671)	(21,509)
Total shareholders’ equity	396,440	255,454
Total liabilities and shareholders’ equity	$3,478,319	$2,879,533

NETBANK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in 000's except share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Interest income:
Loans and leases	$39,666	$28,908	$94,608	$83,188
Investment securities	7,822	9,374	24,255	24,156
Short–term investments	479	663	2,121	2,120
Total interest income	47,967	38,945	120,984	109,464

Interest expense:
Deposits	13,909	15,194	41,692	45,796
Other borrowed funds	11,244	10,970	38,323	29,314
Total interest expense	25,153	26,164	80,015	75,110

Net interest income	22,814	12,781	40,969	34,354
Provision for loan and lease losses	(95)	83	26,432	253
Net interest income after provision for losses	22,909	12,698	14,537	34,101

Non–interest income:
Service charges and fees	10,601	3,697	26,559	7,171
Gains on sales of mortgage loans and servicing rights	35,225	4,825	70,403	4,825
Other income	11,369	-	12,367	-
Gains on sales of securities	7,638	1,034	5,781	3,557
Total non-interest income	64,833	9,556	115,110	15,553

Non–interest expense:
Salaries and benefits	28,024	5,667	61,707	9,837
Customer service	3,447	3,259	10,220	10,329
Loan servicing	1,155	1,350	5,312	4,077
Marketing	1,454	1,488	4,739	4,143
Data processing	3,453	2,188	9,264	5,221
Depreciation and amortization	7,424	1,755	15,640	4,231
Impairment of mortgage servicing rights	7,173	-	14,677	-
Office expenses	2,400	899	6,076	1,604
Occupancy	4,929	986	11,777	1,383
Travel and entertainment	872	152	2,042	344
Other	6,262	1,046	13,293	2,477
Prepayment penalties on the early extinguishment of Federal Home Loan Bank advances	7,451	-	9,944	-
Non-recurring acquisition & severance	-	-	10,085	-
Total non–interest expense	74,044	18,790	174,776	43,646
Income (loss) before income taxes	13,698	3,464	(45,129)	6,008
Income tax (expense) benefit	(5,181)	(1,316)	16,721	(2,283)
Net income (loss)	$8,517	$2,148	$(28,408)	$3,725
Net income (loss) per common and potential common share outstanding:
Basic	$0.17	$0.07	$(0.66)	$0.13
Diluted	$0.17	$0.07	$(0.66)	$0.13

Weighted average common and potential common shares outstanding:
Basic	49,778	30,182	42,830	29,214
Diluted	50,141	30,711	42,830	29,777

NETBANK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited and in 000’s)

	Common shares	Common stock ($.01 par)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock at cost	Total
Balance-December 31, 2000	30,013	$300	$251,579	$6,688	$(352)	$(7,608)	$250,607
Comprehensive income:
Net income for the nine months ended September 30, 2001	—	—	—	3,725	—	—	3,725
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	4,662	—	4,662
Comprehensive income							8,387
Purchase of shares of common stock for treasury (2,317,765 shares held in treasury at September 30, 2001)	—	—	—	—	—	(10,612)	(10,612)
Issuance of stock in conjunction with acquisition	1,689	17	15,115	—	—	—	15,132
Exercise of stock options	49	1	329	—	—	—	330
Balance-September 30, 2001	31,751	$318	$267,023	$10,413	$4,310	$(18,220)	$263,844

	Common shares	Common stock ($.01 par)	Additional paid-in capital	Retained earnings/ (deficit)	Accumulated other comprehensive income (loss)	Treasury stock at cost	Total
Balance-December 31, 2001	31,751	$318	$267,004	$13,289	$(3,648)	$(21,509)	$255,454
Comprehensive loss:
Net loss for the nine months ended September 30, 2002	—	—	—	(28,408)	—	—	(28,408)
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	11,892	—	11,892
Comprehensive loss							(16,516)
Purchase of shares of common stock held in treasury (2,934,553 shares held in treasury at September 30, 2002)	—	—	—	—	—	(2,463)	(2,463)
Issuance of stock in conjunction with acquisition of Resource Bancshares Mortgage Group, Inc.	19,717	197	155,365	—	—	—	155,562
Shares issued or purchased under Employee Stock Purchase Plan	—	—	7	—	—	301	308
Exercise of stock options	1,203	25	4,070	—	—	—	4,095
Balance-September 30, 2002	52,671	$540	$426,446	$(15,119)	$8,244	$(23,671)	$396,440

NETBANK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in 000’s)	Nine months ended September 30,
	2002	2001
Operating activities:
Net (loss) income	$(28,408)	$3,725
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,640	4,231
Amortization of premiums on loans receivable	29,075	11,353
Net amortization (accretion) of premiums (discounts) on investment securities	223	(3,063)
Gain on sales of fixed assets	(2,814)	—
Origination of mortgage loans held for sale	(7,024,767)	(586,049)
Proceeds from sales of mortgage loans held for sale	7,020,666	580,753
Net gain on sales of mortgage loans and servicing rights	(70,403)	(4,825)
Capitalization of mortgage servicing rights	(84,683)	(10,512)
Proceeds from sales of mortgage servicing rights	138,853	11,734
Impairment of mortgage servicing rights	14,677	—
Provision for loan losses	26,432	253
Change in assets and liabilities which provide (use) cash:
Increase in accrued interest receivable	(1,726)	(2,012)
Decrease (increase) in other assets, due from servicers and intangibles	36,741	(24,263)
(Decrease) increase in accrued interest payable	(1,929)	3,269
Increase (decrease) in accounts payable and accrued liabilities	15,704	(59,092)
Increase in loans in process	33,292	55,189
Net cash provided by (used in) operating activities	116,573	(19,309)
Investing activities:
Purchase of investment securities available for sale	(1,758,746)	(624,721)
Principal repayments on investment securities available for sale	211,333	75,427
Sales and maturities of investment securities available for sale	1,741,670	221,656
Gain on sales of investment securities available for sale	(5,781)	(3,557)
Sale (purchase) of Federal Home Loan Bank stock, net	22,234	(9,691)
Origination and purchase of loans	(304,769)	(688,603)
Principal repayments on loans	696,752	696,443
Capital expenditures	(5,803)	(5,273)
Net cash acquired in business combination	29,762	9,595
Net cash provided by (used in) investing activities	626,652	(328,724)
Financing activities:
Increase in deposits	565,554	361,788
Proceeds from borrowed funds	5,805,577	441,460
Repayments of borrowed funds	(6,880,454)	(415,300)
Exercise of stock options	4,095	330
Shares issued under employee stock purchase plan	308	—
Net purchase of treasury stock	(2,463)	(10,612)
Net cash (used in) provided by financing activities	(507,383)	377,666
Net increase in cash	235,842	29,633
Cash at beginning of period	22,347	11,958
Cash at end of period	$258,189	$41,591

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$80,673	$71,841
Cash paid during the period for income taxes	$1,034	$1,460

Non-cash investing and financing activities:
Fair value of assets acquired	$1,075,492	$267,124
Liabilities assumed	(919,930)	(247,157)
Stock issued in transaction	(155,562)	(15,132)
Cash paid for business	$—	$4,835

NETBANK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 (unaudited)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION

NetBank, Inc. is a bank holding company that wholly owns the outstanding stock of NetBank, (“NetBank, FSB”), a federal savings bank; Meritage Mortgage Corporation (“Meritage”), a wholesale nonconforming mortgage provider; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; RBMG Insurance Services, Inc., (“RBMG Insurance”), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities.  NetBank, FSB also owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, and Resource Bancshares Mortgage Group, Inc. (“Resource”). Resource wholly owns RBMG, Inc. (“RBMG”), a wholesale mortgage banking company, and Republic Leasing Company, Inc. (“Republic Leasing”), a small ticket equipment originator.  NetBank, Inc. acquired Resource on March 31, 2002 and subsequently reorganized the holding company structure as described above based on operational, licensing and funding needs. The entire consolidated company is referred to herein as “NetBank” or  “the Company”.

In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in NetBank’s Form 10-K filed with the SEC for the year ended December 31, 2001. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 2001 amounts have been reclassified for comparability with 2002 amounts.  All dollar amounts are presented in thousands (1,000s) unless otherwise indicated.

2.                                      ACCOUNTING POLICIES

Reference is made to the accounting policies of NetBank described in the notes to financial statements contained in NetBank’s Form 10-K for the year ended December 31, 2001. The Company has followed those policies in preparing this report.  In addition, NetBank adopted the following new pronouncements during the nine months ended September 30, 2002:

New accounting pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill and other intangible assets. Based on the adoption, goodwill is no longer being amortized and will be subject to an annual impairment test.  The effect of the adoption on NetBank’s financial statements for the nine months ended September 30, 2002 was a reduction of amortization expense of $197.  The Company will complete an impairment test annually and will record an impairment charge if any impairment is indicated.

Effective January 1, 2002, NetBank adopted SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which addresses accounting for and reporting of the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the Company’s results of operations, financial position, or cash flows.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, that, among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments, such as the prepayment of FHLB advances, be reported as extraordinary items.  The prepayment of FHLB advances is a normal part of the Company’s asset and liability management strategy.  As encouraged by this pronouncement, we applied the provisions of SFAS No. 145 related to the treatment of debt extinguishments as of January 1, 2002.  Accordingly, the loss from the prepayment of FHLB advances for the three and nine months ended September 30, 2002 in the amount of $7.5 and $9.9 million is now recorded as a component of non-interest expense.  There were no similar transactions in the prior period financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement requires that a liability for costs associated with exit or disposition activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows.  Existing generally accepted accounting principles provide for the recognition of such costs at the date of management’s commitment to an exit plan.  Under SFAS No. 146, management’s commitment to an exit plan would not be sufficient, by itself, to recognize a liability.  The Statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the results of operations or financial condition of the Company.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. The provisions of Statement No. 147 are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The Statement is not expected to have a material impact on the results of operations or financial condition of the Company.

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

Significant Estimates

In preparing the financial statements, management is required to make estimates based on available information that can affect the reported amounts of assets, liabilities and disclosures as of the balance sheet dates and revenues and expenses for the related periods.  Such estimates relate principally to the Company’s allowance for foreclosure losses and repurchased loans, the allowance for lease losses, the allowance for credit losses, and the unamortized premiums on loans and leases held for investment.  Additionally, estimates concerning the fair values of mortgage loans held-for-sale, lease receivables, interest rate lock commitments, servicing rights, servicing hedges and the Company’s other hedging instruments are all relevant to ensuring that leases and mortgage loans are carried at the lower of cost or market, that interest rate locks are carried at market, and that potential impairments of servicing rights are recognized if required.  Because of the inherent uncertainties associated with any estimation process and due to possible future changes in the market and economic conditions that will affect fair values, it is possible that actual future results in realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.

3.             ACQUISITIONS

On March 31, 2002, NetBank consummated its acquisition of Resource pursuant to an Agreement and Plan of Merger dated November 18, 2001 among NetBank, Palmetto Acquisition Corp. (“Merger Sub”) and Resource providing for the merger of Merger Sub with and into Resource, with Resource surviving the merger. In the merger, NetBank issued 1.1382 shares of NetBank common stock in exchange for each outstanding share of Resource common stock, equivalent to 19,716,358 shares of common stock plus cash in lieu of fractional shares.   The transaction was accounted for as a purchase, and a total of $17.1 million of goodwill has been recorded.  At March 31, 2002 the Company had recorded $14.8 million of goodwill, which was subsequently increased during the six months ended September 30, 2002 by an additional $2.3 million.  This increase is due to the following pre-acquisition contingencies: 1) $1.4 million for specific loan loss allowances; 2) $0.3 million for unrecoverable servicing advances; 3) $0.9 million for other comprehensive income related to Resource’s retirement plan and 4) ($0.3) million of other compensation related to Resource’s incentive stock option plan.

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

Pro-forma financial information assuming both the acquisition of Market Street and Resource had occurred as of January 1, 2002 and January 1, 2001 follows:

	Nine months ended September 30, 2002	Nine months ended September 30, 2001
Net interest income	$50,276	$54,917
Net (loss) income	$(43,058)	$21,936
Basic and diluted net (loss) income per common and common equivalent share	$(1.01)	$0.44

4.             LOANS

During the three months ended September 30, 2002, NetBank did not purchase any loan pools.

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2002 follows ($ in 000’s):

	For the three months ended September 30, 2002	For the nine months ended September 30, 2002
Balance-beginning of period	$53,277	$19,595	*
Allowance recorded in connection with purchase of loan pools	—	7,257
Provision for loan losses	(95)	26,432
Loans charged-off, net of recoveries	(5,518)	(7,283)
Acquired allowance in connection with Resource	—	1,663
Balance-end of period	$47,664	$47,664

* The December 31, 2001 balance has been adjusted down by $3,270 to reflect the transfer of the Company's commercial loan portfolio to held for sale.

5.                                      BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of September 30, 2002 follows (in 000’s):

Type of borrowing	Year of maturity	Range of stated interest rates at September 30, 2002	Principal amount outstanding at September 30, 2002
FHLB advances	2002	2.67%	$2,214
$75 million warehouse line of credit	2002	3.21%*	8,163
$300 million master repurchase facility	2002	3.09%*	54,230
$10 million unsecured line of credit	2002	— *	—
FHLB advances	2002	2.03%	20,000
FHLB warehouse line	2003	— *	—
$200 million master repurchase facility	2003	3.07%	17,915
FHLB advances	2003	2.50-3.61%	55,000
FHLB advances	2004	2.31-6.03%	330,000
Convertible subordinated notes	2004	4.75%	27,316
FHLB advances	2005	5.63-7.41%	170,000
FHLB advances	2006	5.63%	20,000
FHLB advances	2007	7.50%	25,000
FHLB advances	2009	4.64%	25,000
$175 million master repurchase facility	N/A	1.61%*	27,553
Total			782,391
Less unamortized discount			(266)
Total Debt			$782,125

* Indicates a variable rate

All of the Federal Home Loan Bank (“FHLB”) advances are fixed rate; however, seven advances totaling $230,000 may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR.  The FHLB warehouse line is a $250,000 adjustable line of credit with a floating rate based on the DRC rate plus 50 basis points used to fund mortgages originated by Market Street. All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans.  The convertible subordinated notes are unsecured.  As a part of the company’s strategic transactions to reposition the balance sheet for future profitability, during third quarter proceeds from the sale of select securities were used to pay off certain high-rate term advances from the FHLB.  Although the early payment of these advances resulted in pre-tax charges of $7.5 million, which are recorded in non-interest expense, the net effect of the transactions will reduce the duration of the bank’s higher-cost liabilities.

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line), the master repurchase facilities and commercial paper conduit facility are all secured by mortgage loans and are subject to restrictive covenants, such as minimum net worth requirements; minimum tangible net worth requirements; certain minimum financial ratios, all as defined in the terms of the related debt agreements; maintenance of servicer eligibility for various government agencies; a minimum balance in the mortgage servicing rights portfolio, and certain minimum liquidity requirements.  In addition, the covenants restrict business activities to those related to the mortgage banking and lending business and the servicing of mortgage loans.  NetBank was in compliance with all material debt covenants in place as of September 30, 2002.  Although management anticipates complying with all current debt covenants, there can be no assurance that NetBank or its individual subsidiaries will be able to comply with all debt covenants in the future.  Failure to comply could result in the loss of the related financing.

6.                                      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share (in 000’s except per share amounts) for the three and nine months ended September 30, 2001 and the three months ended September 30, 2002.  For the nine months ended September 30, 2002, there is no difference in basic and diluted shares as the effect of options outstanding to purchase common shares would be anti-dilutive to the net loss for that period. The effect of convertible debt securities outstanding has not been included in any of the periods presented because the assumed conversion of such securities would be anti–dilutive to earnings per share for that period.

	Net income (numerator)	Shares (denominator)	Per share amount
	Three months ended September 30, 2002

Basic EPS	$8,517	49,778	$0.17
Effect of dilutive securities-options to purchase common shares		363
Diluted EPS	$8,517	50,141	$0.17

	Three months ended September 30, 2001

Basic EPS	$2,148	30,182	$0.07
Effect of dilutive securities-options to purchase common shares		529
Diluted EPS	$2,148	30,711	$0.07

	Nine months ended September 30, 2001

Basic EPS	$3,725	29,214	$0.13
Effect of dilutive securities-options to purchase common shares		563
Diluted EPS	$3,725	29,777	$0.13

7.                                      SHAREHOLDERS’ EQUITY

Common Stock – At September 30, 2002 and December 31, 2001 there were 52,671,337 and 31,751,369, respectively, shares of NetBank common stock issued.  The 20,919,968 increase in shares is from 19,716,358 shares issued in conjunction with the purchase of Resource and 1,203,610 of option exercises.

Additional Paid-in Capital – During the nine months ended September 30, 2002, paid-in capital increased by $159,442 primarily due to the acquisition of Resource, which accounted for $155,365 of the increase.  Option exercises and shares purchased under the Company’s Employee Stock Purchase Plan accounted for $4,070 and $7 of the increase, respectively.

Retained Earnings – During the nine months ended September 30, 2002 the Company had a net loss of $28,408, which decreased retained earnings to a deficit of $15,119 as of September 30, 2002.

Accumulated Other Comprehensive Loss (“OCI”) - At September 30, 2002 the Company had $8,244 of OCI, an increase of $11,892 for the nine months ended September 30, 2002.  This change is due to increases in the fair market value of the investment securities available for sale.

Treasury Stock – At September 30, 2002 the Company had 2,934,553 shares of treasury stock compared to 2,736,870 at December 31, 2001.  The 197,683 increase in shares is primarily due to the purchase of 231,500 treasury shares of the Company’s common stock during the nine months ended September 30, 2002.  The total number of shares available for repurchase was 1,421,300.  The remaining change is due to the reissuance of 33,817 treasury shares relating to the Company’s employee stock purchase plan.

8.                                      DERIVATIVES

During the quarter ended September 30, 2002, NetBank entered into forward delivery commitments through its wholly owned subsidiaries, RBMG and Market Street, to protect against changes in the fair value (secondary market value) of short-term commitments to fund mortgage loan applications in process (“the pipeline”) and mortgage loans held for sale (“the warehouse”) due to fluctuations in interest rates.  These forward commitments are designated as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  As such, these forward commitments are recorded at fair value on the balance sheet with an offset to mortgage loans held for sale for the effective portion of the hedge. The ineffective portion of the hedge is recorded as a gain (loss) in the statement of operations. NetBank is generally not exposed to significant losses nor does it expect to realize significant gains related to the pipeline or warehouse due to changes in interest rates, net of gains or losses on related hedge positions.

NetBank uses various derivatives, including Constant Maturity Treasury rate (CMT) floors, Constant Maturity Swap (CMS) floors, and forward purchase contracts on FNMA mortgage backed securities (FNMA TBA) to protect itself against interest rate and prepayment risk on its available-for-sale servicing portfolio and the servicing values inherent in pipeline and warehouse.

9.                                      BUSINESS SEGMENTS

NetBank’s principal activities include retail banking and mortgage lending.  The retail banking segment primarily consists of the offering of consumer banking products such as checking, money market, and certificates of deposit and the purchase of bulk loan portfolios.  The mortgage banking segment, either originates mortgage loans or purchases mortgage loans from correspondents and/or brokers and packages pools of such loans either inclusive or exclusive of servicing rights for sale into the secondary market.

Since the acquisition of Resource was completed on March 31, 2002, the nine-month mortgage banking segment includes Resource’s results of operations for only the six months ended September 30, 2002.  The three and nine-month tables also include the effects of certain transactions related to the acquisition of Resource including the effects of purchase accounting, restructuring of the investment portfolio in anticipation of the transaction and certain compensation charges related to changes in management as a result of the transaction.

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

For the three months ended September 30, 2002

($s in 000s)	Retail banking	Mortgage banking	Other	Eliminations	Consolidated
Net interest income	$9,689	$13,270	$(145)	$—	$22,814
Provision for loan and lease losses	$(95)	$—	$—	$—	$(95)
Non-interest income	$15,604	$46,957	$3,167	$(895)	$64,833
Non-interest expense	$22,529	$49,875	$2,225	$(585)	$74,044
Income before income taxes	$2,859	$10,352	$797	$(310)	$13,698
Total assets	$3,159,399	$1,347,013	$570,392	$(1,598,485)	$3,478,319

	For the three months ended September 30, 2001
($s in 000s)	Retail banking	Mortgage banking	Other	Eliminations	Consolidated
Net interest income	$11,362	$1,419	$—	$—	$12,781
Provision for loan and lease losses	$76	$7	$—	$—	$83
Non-interest income	$4,179	$5,377	$—	$—	$9,556
Non-interest expense	$12,579	$6,193	$—	$—	$18,790
Income before income taxes	$2,868	$596	$—	$—	$3,464
Total assets	$2,321,226	$278,125	$—	$(114,907)	$2,484,444

	For the nine months ended September 30, 2002
($s in 000s)	Retail banking	Mortgage banking	Other	Eliminations	Consolidated
Net interest income	$17,006	$24,502	$(539)	$—	$40,969
Provision for loan and lease losses	$26,432	$—	$—	$—	$26,432
Non-interest income	$19,241	$93,425	$3,775	$(1,331)	$115,110
Non-interest expense	$63,316	$98,377	$14,104	$(1,021)	$174,776
Income before income taxes	$(53,501)	$19,550	$(10,868)	$(310)	$(45,129)
Total assets	$3,159,399	$1,347,013	$570,392	$(1,598,485)	$3,478,319

	For the nine months ended September 30, 2001
($s in 000s)	Retail banking	Mortgage banking	Other	Eliminations	Consolidated
Net interest income	$32,935	$1,419	$—	$—	$34,354
Provision for loan and lease losses	$246	$7	$—	$—	$253
Non-interest income	$10,176	$5,377	$—	$—	$15,553
Non-interest expense	$37,455	$6,193	$—	$(2)	$43,464
Income before income taxes	$5,410	$596	$—	$2	$6,008
Total assets	$2,321,226	$278,125	$—	$(114,907)	$2,484,444

10.                               LOSS CONTINGENCY

NetBank, FSB is involved in litigation with three insurance companies who are sureties on some of NetBank, FSB’s commercial lease portfolios.  NetBank, FSB has filed a claim for $24.3 million in principal and interest payments that are currently past due.  The unpaid principal and unpaid interest balances total $83.8 million and $1.4 million, respectively.  The entire portfolio has been placed on non-accrual status pending outcome of the litigation.  Approximately $1.9 million and $5.1 million of interest was not received or accrued during the three and nine months ended September 30, 2002, respectively.  Management believes after consultation with legal counsel, that NetBank, FSB has substantive basis for its claims.

11.                               MORTGAGE SERVICING RIGHTS

For purposes of evaluating its mortgage servicing rights portfolio for impairment, the Company disaggregates its portfolio into two primary segments:  available-for-sale and held-for-sale.

The segment of the portfolio designated as available-for-sale is composed of servicing rights that were purchased in bulk transactions or that were retained out of production pursuant to individual portfolio retention decisions.  As of September 30, 2002, the Company is retaining the majority of its conventional mortgage loan servicing rights.  The available-for-sale portfolio is disaggregated for purposes of measuring potential impairments according to defined risk tranches.  The Company has defined its risk tranches based upon interest rate band and product type.  With respect to each such risk tranche, the fair value thereof, which is based upon an internal analysis that considers current market conditions, prevailing interest, prepayment speed and default rates and other relevant factors, is compared to amortized carrying values of the mortgage servicing rights for purposes of measuring potential impairment.  The Company uses Constant Maturity Swap rate (CMS) floors, Constant Maturity Treasury rate (CMT) floors and corridors, interest rate swap contracts, interest rate caps and forward purchase contracts on FNMA mortgage backed securities (FNMA TBA) to protect itself against interest rate and prepayment risk on its available-for-sale portfolio.

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

As of September 30, 2002
($s in 000s)	UPB	Fair value	Fair value / UPB	Net carrying value	Net carrying value / UPB	Weighted average note rate	Weighted average service fee	Net Basis as multiple
Held-for-Sale	$376,291	$4,880	1.30%	$4,880	1.30%	6.57%	0.39%	3.37
Available-for-Sale*	$5,191,247	$55,252	1.06%	$55,121	1.06%	7.09%	0.42%	2.50
	b	a	a / b = c	d	d / b = e		f	e / f

* $64 million of the available for sale portfolio is committed for sale under a forward bulk commitment.

12.                               NEW EXECUTIVE AND DIRECTOR BENEFIT PLANS

The Company has adopted an “Executive Supplemental Retirement Plan” and a “Director Supplemental Retirement Plan” for key members of senior management and the board of directors.  Each Plan provides for an annual benefit payable at normal retirement (age 65) targeted at 40% of final compensation projected at an assumed 4% salary progression rate.  Actual total benefits payable under the Plan are dependant on an indexed retirement benefit formula, which accrues benefits equal to the aggregate after-tax income of associated life insurance contracts less the Company’s tax-effected cost of funds for that plan year.  While benefits are guaranteed until the respective participant’s projected mortality, the total lifetime benefit is indexed to the performance of the insurance contract.  Therefore, benefits under the Plan are ultimately dependent on the performance of the insurance contracts and are not guaranteed by the Company.

The Company has financed the contracts through the purchase of bank-owned life insurance, (BOLI), which is anticipated to fully finance the projected benefit payout after retirement.  The total amount invested in BOLI for the Plan to date and the corresponding cash surrender value at September 30, 2002 was $12.2 million and $12.6 million, respectively. The associated obligation expense incurred in connection with the Plan was $1.1 million for the first nine months of 2002. The first nine months of expense was higher than normal due to the accelerated vesting under the plan for four participants who terminated early as a result of the recent merger.  The income derived from policy appreciation was $0.4 million as of September 30, 2002.

In connection with the Plan, the Company has also entered into Life Insurance Endorsement Method Split Dollar Agreements (the “Agreements”) with the individuals covered under the Plan.  Under the Agreements, the Company shares 80% of death benefits over and above the cash surrender value (the net at risk death benefit) with the designated beneficiaries of the plan participants under life insurance contracts referenced in the Plan. The Company, as owner of the policies, retains a 20% interest in the net at risk life proceeds and a 100% interest in the cash surrender value of the policies.  The Plan also contains provisions for change of control, as defined, which allow the participants to retain benefits, subject to certain conditions, under the Plan in the event of a change in control. Because the Plan was designed to retain the future services of key executives, no benefits are payable under the Plan until age 65 and the amount of those benefits will be determined based upon the individual participants vesting schedule.

Part 1. Item 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this report are forward-looking statements. Forward-looking statements include statements regarding the intent, belief or current expectations of NetBank or its officers and directors and can be identified by the use of forward-looking terms such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or comparable terminology. The Company’s actual results could differ materially from those anticipated from the forward-looking statements, depending on various important factors. These factors include a possible decline in asset quality, potential difficulties in integrating the Company’s operations with those of companies acquired, the cyclical nature of the mortgage banking industry generally, the evolving nature of the market for internet banking and financial services generally, the possible adverse effects of unexpected changes in the interest rate environment, and increasing competition and regulatory changes. The section headed “Risk Factors” in the Company’s prospectus dated January 14, 2002 contains additional details on these and other risks that are material to operations. All forward-looking statements in this report are based on information available as of the date this report was filed with the SEC. The Company does not undertake to update any forward-looking statements that may be made.

General

NetBank, Inc. is a bank holding company that wholly owns the outstanding stock of NetBank (“NetBank, FSB”), a federal savings bank; Meritage Mortgage Corporation (“Meritage”), a wholesale nonconforming mortgage provider; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; RBMG Insurance Services, Inc., (“RBMG Insurance”); and NB Partners, Inc., a corporation established for strategic partnering opportunities.  NetBank, FSB also owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, and Resource Bancshares Mortgage Group, Inc. (“Resource”). Resource wholly owns RBMG, Inc.(“RBMG”), a wholesale mortgage banking company, and Republic Leasing Company, Inc. (“Republic Leasing”), a small ticket equipment leasing company.  NetBank, Inc. acquired Resource on March 31, 2002 and subsequently reorganized the holding company structure as described above based on operational, licensing and funding needs. The entire consolidated company is referred to herein as “NetBank” or  “the Company”.  As of September 30, 2002, NetBank had approximately 231,363 accounts and $2.1 billion in deposits.

	At or for the three months ended September 30, 2002	At or for the three months ended September 30, 2001	At or for the nine months ended September 30, 2002	At or for the nine months ended September 30, 2001
($in 000s, except per share)
Summary Financial Data:
Net interest income	$22,814	$12,781	$40,969	$34,354
Provision for loan and lease losses	$(95)	$83	$26,432	$253
Non-interest income	$64,833	$9,556	$115,110	$15,553
Non-interest expense	$74,044	$18,790	$174,776	$43,646
Net income (loss)	$8,517	$2,148	$(28,408)	$3,725
Net income (loss) per common share	$0.17	$0.07	$(0.66)	$0.13
Net income (loss) per common diluted share	$0.17	$0.07	$(0.66)	$0.13
Average assets	$3,534,371	$2,498,121	$3,682,725	$2,178,353
Average liabilities	$3,143,707	$2,234,368	$3,287,149	$1,924,777
Average shareholders’ equity	$390,664	$263,753	$395,576	$253,576
Return on average assets	1.0%	0.3%	(1.0)%	0.2%
Return on average equity	8.7%	3.3%	(9.6)%	2.0%
Net interest margin	2.6%	2.1%	1.6%	2.3%
Efficiency ratio	82.9%	84.4%	137.7%	87.9%

Financial Condition

Assets. The Company’s assets were $3.5 billion at September 30, 2002 compared to $2.9 billion at December 31, 2001. The increase of $0.6 billion from December 31, 2001 to September 30, 2002 was primarily due to the acquisition of Resource on March 31, 2002 which added $1.1 billion in total assets, including $756 million in mortgage loans receivable held for sale, $20 million in lease receivables, $129 million in mortgage servicing rights, $30 million in cash, and $149 million in furniture and equipment, miscellaneous receivables, and other assets.  During the nine months ended September 30, 2002, NetBank began a process of repositioning its balance sheet to reflect the change in strategy as a result of the acquisition of Resource.  The repositioning primarily consisted of liquidating a portion of the investment securities portfolio available for sale, a net decrease of $176.8 million for the first nine months of 2002.  The Company used the resulting proceeds to pay down pre-existing Resource lines of credit.  During the first nine months of 2002 the Company’s cash and cash equivalents increased $235.8 million. The increase in cash and cash equivalents is primarily due to the proceeds from the sales of loans arriving on the last day of the month.  The $830.7 million increase in mortgage loans receivable for the nine months ended September 30, 2002 is due primarily to the acquisition of Resource and its higher level of mortgage production activities. The Company’s loan and lease receivables declined by $529.3 million primarily as a result of the sale of $172.4 million of commercial and second mortgage loans considered non-core assets and the reclassification of  $104 million of commercial loans to held for sale. The remaining decline is due to $212 million in principal repayments net of purchases and $41 million of additional provision, premium impairment and net of amortization. The Company’s investment in stock of the Federal Home Loan Bank of Atlanta also decreased $22 million as the Company redeemed stock related to FHLB advances paid down during the nine months ended September 30, 2002.  All of the following items increased for the nine months ending September 30, 2002 primarily as a result of the acquisition of Resource: mortgage servicing rights by $58 million; accrued interest receivable by $4 million; furniture, equipment and capitalized software by $30 million and other assets by $57 million.

Investment Securities.  The following tables set forth certain information relating to the Company’s available-for-sale securities at September 30, 2002 and December 31, 2001: ($s in 000s)

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	As of September 30, 2002

Mortgage pool securities	$139,596	$3,848	$—	$143,444
Collateralized mortgage obligations	12,676	320	13	12,983
U.S. government agencies	494,604	9,728	—	504,332
Corporate bonds	9,676	—	904	8,772
Habitat bonds and other	3,480	261	—	3,741

Total	$660,032	$14,157	$917	$673,272

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	As of December 31, 2001

Mortgage pool securities	$596,675	$345	$5,374	$591,646
Collateralized mortgage obligations	185,768	513	1,261	185,020
U.S. government agencies	60,000	834	—	60,834
Corporate bonds	9,666	—	1,006	8,660
Habitat bonds and other	3,858	61	—	3,919

Total	$855,967	$1,753	$7,641	$850,079

Loan Portfolio Composition.  The following table sets forth the composition of our loan and lease portfolio, including loans receivable held for sale, by type of loan as of September 30, 2002 and December 31, 2001: ($s in 000s)

	As of September 30, 2002		As of December 31, 2001
	Amount	% of total	Amount	% of total
Residential mortgages	$580,189	25.9%	$977,768	54.1%
Residential mortgages held for sale	1,126,186	50.4	295,529	16.3
Commercial loans held for sale	104,034	4.4	—	—
Commercial loans	—	—	231,739	12.8
Leases	325,923	14.6	150,918	8.3
Home equity lines of credit	97,546	4.4	140,806	7.8
Consumer	3,997	0.3	10,747	0.7
Construction	191	—	197	—
Auto	25	—	211	—
Total	2,238,091	100.0%	1,807,915	100.0%

Less allowance for loan and lease losses	47,664		22,865
Total	$2,190,427		$1,785,050

Asset Quality and Non-performing Assets-As of September 30, 2002 and December 31, 2001 NetBank had $120.7 million and $3.2 million of loans on non-accrual status, which includes all loans past due 90 days or more.  Of the $120.7 million at September 30, 2002, $83.8 million related to one portfolio of commercial leases which are guaranteed by three insurance companies acting as sureties under the terms of the related sales and servicing agreements.  NetBank is currently involved in litigation with each of those three insurance companies and is optimistic about the ultimate recovery of amounts due under the terms of the sales and servicing agreements; however, until the matter is resolved, management has placed the entire balance of the portfolio on a non-accrual status.  See Part II, Item 1: Legal Proceedings for additional details. During the three months ended September 30, 2002 there were $1.7 million of loans restructured.  As of September 30, 2002 and December 31, 2001, NetBank had $3.1 million and $0.1 million in other real estate owned.

Allocation of the allowance for loan and lease losses as of September 30, 2002 and December 31, 2001:

	As of September 30, 2002		As of December 31, 2001
($in 000s)	Amount	% of total	Amount	% of total
Residential mortgages	$14,446	30.3%	$14,463	63.3%
Home equity lines of credit	2,105	4.4%	1,714	7.5%
Commercial loans	—	0.0%	3,291	14.4%
Leases	30,864	64.7%	3,331	14.5%
Consumer	224	0.5%	50	0.2%
Auto	25	0.1%	16	0.1%
Total	$47,664	100.0%	$22,865	100.0%

Liabilities. Total liabilities for the nine months ended September 30, 2002 increased $457.8 million.  This increase was primarily due to an increase in deposits of $565.6 million (38%), which was partially offset by a decrease of $256.9 million in other borrowed funds.  The decrease in other borrowed funds was primarily due to the Company’s re-engineering of its asset liability mix to shorten the duration of assets and liabilities.  Loans in process increased by $33.3 million due to the higher mortgage production activities during the nine months.  Accounts payable and accrued liabilities increased $116.4 million during the nine months ended September 30, 2002 primarily related to liabilities assumed as a result of the acquisition of Resource.

Deposits-  The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by the Company at September 30, 2002 and December 31, 2001:

($s in 000s)	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
	September 30, 2002			December 31, 2001
Non-interest bearing checking accounts	$215,734	10.5%	N/A	$26,858	1.8%	N/A
Interest bearing:
Checking accounts	155,612	7.6%	1.7%	131,887	8.8%	1.8%
Money market	715,579	34.8%	2.7%	492,424	33.0%	3.7%
Certificate of deposit under $100,000	878,979	42.6%	3.5%	724,328	48.5%	5.8%
Certificate of deposit over $100,000	93,469	4.5%	3.5%	118,322	7.9%	5.8%
Total deposits	$2,059,373	100.0%		$1,493,819	100.0%

Shareholders’ equity. Total shareholders’ equity increased $141.0 million for the nine months ended September 30, 2002.  This increase is primarily a result of the issuance of $155.4 million in new equity to effect the purchase of Resource, offset by a $28.4 million decrease in retained earnings as a result of a loss for the nine months ended September 30, 2002.  Shareholders’ equity also reflected an $11.9 million increase in other comprehensive income due to the increase in fair market value of investment securities available for sale.   Implementation of the Company’s plan to purchase up to 1 million shares of its common stock resulted in 231,500 shares being repurchased for $2.5 million during the first nine months of 2002.  Also, option exercises and shares purchased under the Company’s Employee Stock Purchase Plan increased equity balances by $4.1 million and $0.3 million, respectively. As of October 23, 2002, the Company had authorization to repurchase up to 2 million shares of the Company’s outstanding shares, of which 578,700 have been purchased at an average price of $9.85 per share.

Results of Operations – Three months ended September 30, 2002 compared to the three months ended September 30, 2001

General.  Net income for the three months ended September 30, 2002 was $8.5 million, or $0.17 per share, compared with net income of $2.1 million, or $0.07 per share, for the three months ended September 30, 2001.  The increase in net income was driven primarily by the acquisition of Resource and a more favorable interest rate environment.  These two factors resulted in a 539% increase ($3.1 billion) in mortgage production and a 530% increase ($2.9 billion) in the sales of mortgage loans for the quarter ended September 30, 2002 compared to the same quarter in 2001.

Interest Income. Interest income related to the Company’s loans, leases, and investment portfolio for the three months ended September 30, 2002 was $48.0 million compared to $38.9 million for the three months ended September 30, 2001. The increase in interest income was a result of the inclusion of $968.1 million of average mortgage loan receivables from the acquisition of Resource, offset by a decrease in the average yield on earning assets due to a declining rate environment.  The yield on the investment securities portfolio declined from 6.0% for the three months ended September 30, 2001 to 4.2% for the three months ended September 30, 2002 as management shortened the duration to reduce the convexity risk and improve the interest rate characteristics of the portfolio with the reinvestment of the funds in discount agency notes or Fed Funds. The yield was further negatively impacted by the overall decline in interest rates from period to period.  Loan yields on loan and lease receivables declined from 7.7% for the three months ended September 30, 2001 to 6.0% for the three months ended September 30, 2002 as a result of the non-accrual status of delinquent surety-wrapped business equipment leases resulting in $1.9 million of lost interest, and the adjustable portfolio re-pricing downward and prepayments accelerating in a declining rate environment. Loan yields on mortgages held for sale for the three months ended September 30, 2002 were 7.1% as compared to 7.6% for the three months ended September 30, 2001. Average yields on mortgages held for sale declined in relation to the decline in overall interest rates from period to period.

Interest Expense. Total interest expense for the three months ended September 30, 2002 decreased by $1.0 million from $26.2 million to $25.2 million primarily due to the replacement of higher rate other borrowed funds with the use of NetBank, FSB lower cost funding sources to support the mortgage operations.  For the three months ended September 30, 2002 there was $13.9 million in interest expense on deposits (checking, money market and certificates of deposits) as compared to $15.1 million for the three months ended September 30, 2001.  The net decrease in interest expense on deposits was the result of the average interest rate paid on deposits falling from 4.7% for the three months ended September 30, 2001 to 2.9% for the three months ended September 30, 2002, offset in-part by an increase in customer deposit balances from $1.8 billion at September 30, 2001 to $2.1 billion at September 30, 2002. Interest expense associated with other borrowed funds increased $0.3 million from $11.0 million for the three months ended September 30, 2001 to $11.3 million for the three months ended September 30, 2002 due to the addition of $349.1 million of several new revolving lines of credit, warehouse lines of credit, master repurchase facilities and a commercial paper conduit facility all secured by mortgage loans from the acquisition of Resource.  Average rates on other borrowed funds decreased from 4.9% for the three months ended September 30, 2001 to 4.1% for the three months ended September 30, 2002. The decrease was associated with the use of NetBank, FSB’s lower borrowing cost through the Federal Home Loan Bank and deposits versus the use of mortgage warehouse lines of credit.

Net Interest Income. Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest–earning assets and the rates paid on interest–bearing liabilities, and the relative amounts of interest–earning assets and interest–bearing liabilities. Net interest income was $22.8 million, or a net interest margin of 2.6% for the three months ended September 30, 2002 compared to $12.8 million, or a net interest margin of 2.1% for the three months ended September 30, 2001. The increase in net interest income resulted from a steepening of the yield curve and from the higher average balances of mortgage loan receivables related to the acquisition of Resource.

As of and for the three months ended Septermber 30, 2002
Average balance		Average yield / rate			Interest			Variance attributable to
2002	2001	2002	2001	($s in 000s)	2002	2001	Variance	Rate	Volume(3)
				Interest-earning assets:
$73,026	$121,561	2.62%	2.18%	Short-term investments	$479	$663	$(184)	$134	$(318)
742,547	626,297	4.21%	5.99%	Investment securities(1)	7,822	9,374	(1,552)	(2,777)	1,225
1,200,054	236,861	7.13%	7.65%	Mortgage loans held for sale(2)	21,394	4,531	16,863	(308)	17,171
1,209,488	1,269,860	6.04%	7.68%	Loan and leases receivable(2)	18,272	24,377	(6,105)	(5,193)	(912)
3,225,115	2,254,579	5.95%	6.91%	Total interest-earning assets	47,967	38,945	9,022	(8,144)	17,166
309,256	243,542			Non-interest-earning assets
3,534,371	2,498,121			Total assets

				Interest-bearing liabilities:
147,282	110,554	1.64%	2.10%	Checking accounts	603	580	23	(127)	150
678,766	386,409	2.67%	4.14%	Money market	4,536	4,002	534	(1,420)	1,954
1,091,656	761,639	3.21%	5.57%	Certificates of deposit	8,770	10,612	(1,842)	(4,493)	2,651
1,059,822	876,287	4.12%	4.86%	Other borrowed funds	10,916	10,642	274	(1,616)	1,890
27,316	27,316	4.80%	4.80%	Convertible subordinate debt	328	328	—	—	—
3,004,842	2,162,205	3.35%	4.84%	Total interest-bearing liabilities	25,153	26,164	(1,011)	(7,656)	6,645
138,865	72,163			Non-interest-bearing liabilities
3,143,707	2,234,368			Total liabilities
390,664	263,753			Shareholders’ equity
$3,534,371	$2,498,121			Total liabilities and shareholders’ equity

				Net interest earnings	$22,814	$12,781	$10,033	$(488)	$10,521
		2.60%	2.07%	Net yield

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variance attributable to mix is included in the volume variance

Provision for Loan and Lease Losses.  The Company periodically reviews the performance of its loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool-by-pool basis for its purchased portfolio and a loan-by-loan basis for its originated loans. If a decline in credit quality for a specific pool or a loan is noted, the Company records an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for inherent losses in the loan portfolio. The Company determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.  The Company decreased its allowance for loan and lease losses by $5.6 million for the quarter ended September 30, 2002 as a result of $5.5 million of net chargeoffs and recoveries and the recapture of $0.1 million of allowance through general review of loan pools.

Non-interest Income.  Non-interest income increased $55.3 million to $64.8 million for the three months ended September 30, 2002 compared to $9.6 million for the three months ended September 30, 2001.  Of this increase, gain on sales of mortgage loans accounted for $30.4 million or 55%, of which $21.1 million is attributable to the mortgage subsidiaries from the acquisition of Resource on March 31, 2002, which were not included in the 2001 results.  All of the mortgage subsidiaries’ improved results were attributable to a lower interest rate environment resulting in more favorable pricing conditions.  Service charges and fees increased by $6.9 million to $10.6 million for the three months ended September 30, 2002 from $3.7 million in the same period of 2001.  The majority of this increase, $7.7 million, is attributable to the addition of Resource’s mortgage servicing division during the quarter, which was not included in the three months ending September 30, 2001.  Other income was $11.4 million for the three months ended September 30, 2002.  This primarily consisted of $7.3 million of gains associated with SFAS No. 133, a $2.8 million gain on the sale of an unoccupied office building formerly owned by Resource and $0.6 million of revenues from MG Reinsurance, a captive reinsurance company acquired as part of the acquisition of Resource on March 31, 2002, and $0.7 million from the bank’s leasing operations.  During the three months ended September 30, 2002, securities were sold for a gain of $7.6 million, resulting in an increase of $6.6 million over the gain on sales of securities of  $1.0 million for the three months ended September 30, 2001.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses.  Non-interest expense increased by $55.2 million to $74.0 million for the three months ended September 30, 2002 from $18.8 million for the three months ended September 30, 2001.  Of this increase, $42.4 million was due to the addition of Resource’s non-interest expense. Additionally, during the quarter ended September 30, 2002 the Company incurred $7.5 million of prepayment penalty fees on the early extinguishment of $200 million of FHLB advances. Net of the addition of Resource and the prepayment penalty fees, the Company’s non-interest expenses increased $5.3 million related primarily to the overall growth of the banking operations and the pre-existing mortgage operations.  The majority of the $5.3 million increase is due to a $4.1 million increase in salaries and benefits and $1.2 million of other office, occupancy and general and administrative expenses.

Results of Operations – Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

General.  Net loss for the nine months ended September 30, 2002 was $28.4 million, or $(0.66) per share, compared with net income of $3.7 million, or $0.13 per share, for the nine months ended September 30, 2001.  The net loss contained numerous one-time charges related to the acquisition of Resource on March 31, 2002 and the subsequent repositioning of the Company’s balance sheet and operational units to reflect NetBank’s financial intermediary strategy.  The charges, on a pre-tax basis, include: 1) $27.6 million of additional provision for loan and lease losses, of which $20.1 million relates to one portfolio of delinquent surety-wrapped business equipment leases, see Note 10 of the Condensed Consolidated Financial Statements for additional details; 2) write-down of premiums associated with higher prepayment experience due to the decline in interest rates ($12.5 million); 3) non-recurring acquisition and severance costs ($10.1 million); 4) $9.9 million of prepayment fees associated with the early extinguishment of FHLB advances; 5) restructuring of the Company’s investment portfolio into shorter-term investments, mainly Fed Funds sold and agency discount notes, to facilitate the payoff of pre-existing Resource’s lines of credit following the acquisition and the ongoing funding of the newly acquired mortgage operations ($6.7 million); 6) $2.5 million from the write down of core deposit intangibles related to purchased deposits from Compubank; 7) $2.1 million associated with the reorganization of non-conforming branches, the consolidation of the retail bank’s headquarters and the sale of Resource former corporate headquarters.  The nine-month period ended September 30, 2002 was also impacted due to the lost interest of $5.1 million on the delinquent surety-wrapped business equipment leases, as discussed above.

Interest Income.  Interest income related to the Company’s loans, leases, and investment portfolio for the nine months ended September 30, 2002 was $121.0 million compared to $109.5 million for the nine months ended September 30, 2001. The increase in interest income was a result of the inclusion of $322.7 of average mortgage loan receivables from the acquisition of Resource, offset by a decrease in the average yield on investments and loans and $19.2 million of re-engineering charges taken during the first nine months of 2002.  Investment yields declined from 6.4% for the nine months ended September 30, 2001 to 4.2% for the nine months ended September 30, 2002 as management shortened the duration to reduce the convexity risk and improve the interest rate characteristics of the portfolio with the reinvestment of the funds in discount agency notes or Fed Funds. The yield was further negatively impacted by the overall decline in interest rates from period to period.  The yield on loan and lease receivables declined from 8.0% for the nine months ended September 30, 2001 to 4.9% for the nine months ended September 30, 2002 as a result of the write down of loan premiums of $12.5 million due to accelerated prepayments from a declining rate environment, non-accrual status of delinquent surety-wrapped business equipment leases resulting in lost interest of $5.1 million and the adjustable portfolio re-pricing downward.  Loan yields on mortgages held for sale for the nine months ended September 30, 2002 were 7.5% as compared to 7.7% for the nine months ended September 30, 2001. Average yields on mortgages held for sale declined in relation to the decline in interest rates from period to period.

Interest Expense.  Interest expense increased by $4.9 million to $80.0 million for the nine months ended September 30, 2002 compared to $75.1 million for the nine months ended September 30, 2001.  The net increase is primarily due to the increased average volume of other borrowed funds as a result of the acquisition of Resource, offset in part by the use of the retail bank’s lower cost of funds.  Interest expense on deposits (checking, money market and certificates of deposit) was $41.7 million for the nine months ending September 30, 2002 compared to $45.8 million for the nine months ended September 30, 2001.  The net decrease in interest expense on deposits was the result of a decrease in the average interest rate paid on deposits from 5.3% for the nine months ended September 30, 2001 to 3.2% for the nine months ended September 30, 2002, offset in-part by an increase in customer deposit balances from $1.8 billion at September 30, 2001 to $2.1 billion at September 30, 2002. Interest expense associated with other borrowed funds and convertible subordinated debt increased $9.0 million from $29.3 million for the nine months ended September 30, 2001 to $38.3 million for the nine months ended September 30, 2002 due to the addition of $475.6 million of several new revolving lines of credit, warehouse lines of credit, master repurchase facilities and a commercial paper conduit facility all secured by mortgage loans from the acquisition of Resource. In addition, advances from the FHLB increased by $36.0 million for the nine months ended September 30, 2002 as compared to September 30, 2001. Average rates on other borrowed funds and convertible subordinated debt decreased from 5.1% for the nine months ended September 30, 2001 to 4.5% for the nine months ended September 30, 2002. The decrease in the cost of funds was associated with the use of the retail bank’s lower borrowing cost through FHLB advances and deposits versus the use of mortgage warehouse lines of credit.

Net interest income. Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $41.0 million, or a net interest margin of 1.6% for the nine months ended September 30, 2002 compared to $34.4 million, or a net interest margin of 2.3% for the nine months ended September 30, 2001.  The increase in net interest income resulted primarily from the increase in average interest-earning assets from the acquisition of Resource coupled with the lower cost of funds. Net interest income was negatively impacted by repositioning charges of $19.2 million that were previously discussed in the interest income section above.

As of and for the nine months ended September 30, 2002
Average balance		Average yield / rate			Interest			Variance attributable to
2002	2001	2002	2001	($s in 000s)	2002	2001	Variance	Rate	Volume(3)
				Interest-earning assets:
$126,959	$51,553	2.23%	5.48%	Short-term investments	$2,121	$2,120	$1	$(1,259)	$1,260
772,730	502,809	4.19%	6.41%	Investment securities (1)	24,255	24,156	99	(8,373)	8,472
786,089	78,954	7.45%	7.65%	Mortgage loans held for sale(2)	43,913	4,531	39,382	(120)	39,502
1,383,378	1,315,668	4.89%	7.97%	Loan and lease receivable (2)	50,695	78,657	(27,962)	(30,443)	2,481
3,069,156	1,948,984	5.26%	7.49%	Total interest-earning assets	120,984	109,464	11,520	(40,195)	51,715
613,569	229,369			Non-interest-earning assets
3,682,725	2,178,353			Total assets

				Interest-bearing liabilities:
141,495	94,925	1.65%	2.33%	Checking accounts	1,752	1,661	91	(486)	577
622,281	336,562	2.73%	4.62%	Money market	12,754	11,671	1,083	(4,773)	5,856
987,840	720,837	3.67%	6.00%	Certificates of deposit	27,185	32,464	(5,279)	(12,627)	7,348
1,099,520	737,025	4.53%	5.13%	Other borrowed funds	37,347	28,337	9,010	(3,303)	12,313
27,316	27,316	4.77%	4.77%	Convertible subordinate debt	977	977	—	—	—
2,878,452	1,916,665	3.71%	5.23%	Total interest-bearing liabilities	80,015	75,110	4,905	(21,189)	26,094
408,697	8,112			Non-interest-bearing liabilities
3,287,149	1,924,777			Total liabilities
395,576	253,576			Shareholders’ equity
$3,682,725	$2,178,353			Total liabilities and shareholders’ equity

				Net interest earnings	$40,969	$34,354	$6,615	$(19,006)	$25,621
		1.55%	2.26%	Net yield

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variance attributable to mix is included in the volume variance

Provision for Loan and Lease Losses.  The Company periodically reviews the performance of its loan portfolio by reviewing chargeoffs, delinquency statistics, and industry statistics on a pool-by-pool basis for its purchased portfolio and a loan-by-loan basis for its originated loans. If a decline in credit quality for a specific pool or a loan is noted, the Company records an additional allowance through a charge to the provision for loan losses. The allowance for loan losses is maintained at a level estimated to be adequate to provide for inherent losses in the loan portfolio. The Company determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors.  During the nine months ended September 30, 2002 the Company increased its allowance for loan losses from $22.9 million to $47.7 million, an increase of $24.8 million.  This increase is primarily due to the establishment of an additional allowance for commercial leases of $20.1 million, as discussed in Note 10 of the Company’s Condensed Consolidated Financial Statements.

Non-interest Income.  Non-interest income increased by $99.6 million to $115.1 million for the nine months ended September 30, 2002 compared to $15.6 million for the same period of 2001.  This increase is primarily due to gain on sales of mortgage loans and mortgage servicing rights of $70.4 million generated by the Company’s mortgage subsidiaries, RBMG, Meritage and Market Street as compared to $4.8 million generated for the same period of 2001.  RBMG and Meritage had not been acquired and, therefore, were not included in the Company’s 2001 results, which only included Market Street for the three months ended September 30, 2001.  Service charges and fees increased by $19.4 million to $26.6 million from $7.2 million for the periods ending September 30, 2002 and 2001, respectively, also due to the acquisitions of the mortgage subsidiaries. The Company recorded an increase in gain on sale of securities of $2.2 million to $5.8 million for the nine months ended September 30, 2002 compared to $3.6 million for the nine months ended September 30, 2001.  Other income was $12.4 million for the period ended September 30, 2002. Other income consisted primarily of 1) $6.9 million of gains associated with SFAS No. 133, 2) a $2.8 million gain on the sale of an unoccupied office building formerly owned by Resource, 3) $1.2 million of revenues from MG Reinsurance, a captive reinsurance company acquired as part of the acquisition of Resource on March 31, 2002, 4) $0.5 million from the bank’s leasing operations, 5) $1.0 of other ancillary income.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses. Non-interest expense increased by $131.1 million to $174.8 million for the nine months ended September 30, 2002 compared to $43.6 million for the nine months ended September 30, 2001.  Of this increase, $93.1 million relates to the addition of Resource and Market Street’s non-interest expense, as Resource and Market Street were not acquired until March 31, 2002 and June 29, 2001, respectively. Also during the nine months ended September 30, 2002 the Company incurred $9.9 million of prepayment penalty fees associated with the early extinguishment of FHLB advances.  Additionally for the nine months ended September 30, 2002, non-interest expense included $10.1 million of non-recurring acquisition and severance costs.  There were also $7.3 million of repositioning charges incurred during the nine months ended September 30, 2002 including $1.9 million of severance, $2.5 million related to the write down of deposit intangibles associated with the acquisition of deposits from Compubank, a $2.0 million charge for the consolidation of leased office space and $0.9 million of other repositioning charges. Net of the addition of the new subsidiaries, prepayment penalties, transaction costs related to the acquisition of Resource and the strategic repositioning charges, the Company’s non-interest expenses increased $10.8 million.  This is primarily attributable to the overall growth of the banking operations including a $6.1 million increase in salaries and benefits, a $1.2 million increase in loan servicing expenses, a $1.1 million increase in data processing expense, a $1.0 million increase in depreciation and amortization, and $1.3 million of other increases.

Retail Bank Operations

The table below provides an overview of the results of operations for the retail bank for the quarters ended September 30, 2002 and 2001:

	For the quarters ended September 30,
($s in 000s)	2002	2001	Change
Net interest income	$9,689	$11,362	$(1,673)
Provision for loan losses	95	(76)	171
Gain on sales of loans	3,701	—	3,701
Service charges and fees	4,265	3,144	1,121
Total revenues	17,750	14,430	3,320

Total expenses	15,078	12,597	2,481
Pre-tax income before gains on securities	2,672	1,833	839
Gain (loss) on securities sales and extinguishment of debt	187	1,035	(848)
Pre-tax income	$2,859	$2,868	$(9)

Net interest income declined $1.7 million from $11.4 million to $9.7 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.  This was due primarily to the non-accrual status of CMC leases, which adversely impacted net interest income by $1.9 million for the three months ended September 30, 2002. Gain on sale of loans increased as the result of the sale of loans deemed to be non-core under NetBank’s financial intermediary strategy, whereby assets are held temporarily and mined for cross-sell opportunities.  Assets where cross-sell efforts are unsuccesful are subsequently sold on an opportunistic basis.   Service charges increased by $1.1 million for the quarter ended September 30, 2002 compared to the comparable quarter of 2001 primarily due to increased revenue in the retail bank’s leasing operation.  Expenses increased as a result of the addition of the bank’s leasing operations stemming from the acquisition of Resource and variable expenses related to the increase in deposit growth. Deposits at September 30, 2002 totaled $2.1 billion, with total customers of 150,234 compared with $1.3 billion and 157,446 total customers at September 30, 2001.

The table below provides an overview of the results of operations for the retail bank for the nine-month periods ended September 30, 2002 and 2001:

	For the nine months ended September 30,
($s in 000s)	2002	2001	Change
Net interest income	$17,006	$32,935	$(15,929)
Provision for loan losses	(27,896)	(246)	(27,650)
Gain on sales of loans	3,701	—	3,701
Service charges and fees	11,138	7,652	3,486
Total revenues	3,949	40,341	(36,392)

Total expenses	53,372	37,454	15,918
Pre-tax (loss) income before gains on securities	(49,423)	2,887	(52,310)
(Loss) gain on securities sales and extinguishment of debt	(4,078)	2,524	(6,602)
Pre-tax (loss) income	$(53,501)	$5,411	$(58,912)

The reduced net interest income for the nine months ended September 30, 2002 compared with the comparable period in 2001 is the result of: 1) a writedown of loan premiums of $12.5 million during the second quarter of 2002 due to the acceleration of prepayments in a declining rate environment, 2) the non-accrual status of the CMC leases, which reduced 2002 interest income by $5.1 million, see Note 10 of the Company’s Condensed Consolidated Financial Statements, and 3) shortening the duration of assets in the first and second quarters of 2002 in anticipation of the Resource merger and resulting warehouse funding for its conforming mortgage banking operations.  The provision for loan losses increased by $27.7 million related to the establishment of additional allowance for CMC leases of $20.1 million, discussed in Note 10 of the Company’s Condensed Consolidated Financial Statements, an additional $6.6 million allowance recorded for the retail bank’s second mortgage portfolio, both during the second quarter of 2002 and 3) $1.0 of provision net of chargeoffs and recoveries.  Gain on sales of loans increased as the result of the sale of loans deemed to be non-core under NetBank’s financial intermediary strategy, whereby assets are held temporarily and mined for cross-sell opportunities.  Assets where cross-sell efforts are unsuccessful are subsequently sold on an opportunistic basis.  Service charges increased by $3.5 million for the nine months ended September 30, 2002 compared to the comparable period in 2001 related to increased revenue in the retail bank’s leasing operation.  Operating expenses increased by $15.9 million related to 1) $7.5 million of non-operating expenses and charges associated with the retail bank’s strategic repositioning as a financial intermediary, 2) expenses relating to leasing operations acquired in the Resource merger of $2.3 million, and 3) the increase in variable expenses related to deposit growth.  Deposits at September 30, 2002 totaled $2.1 billion, with total customers of 150,234 compared with $1.3 billion and 157,446 total customers at September 30, 2001.

Mortgage Banking

The following highlights the mortgage production and sales activities for the three and nine-month periods ended September 30, 2002 and 2001:

	For the quarter ended September 30,		For the nine months ended September 30,
($s in 000s)	2002	2001	2002	2001
Production Activity:
Retail	$628,669	$567,461	$1,636,097	$567,461
Correspondent	1,686,094	—	2,978,448	—
Wholesale	877,712	—	1,502,227	—
Total agency-eligible	3,192,475	567,461	6,116,772	567,461
Non-conforming	433,559	—	908,113	—
Total	$3,626,034	$567,461	$7,024,885	$567,461

Sales Activity:	$3,440,597	$545,763	$6,949,565	$545,763

The increase in retail production was primarily due to the improved mortgage market as a result of generally lower interest rates.  The increases in the correspondent, wholesale and non-conforming production and sales activities in 2002 compared with 2001 relates to the acquisition of Resource Bancshares Mortgage Group, Inc. on March 31, 2002, which would not be included in the 2001 results.  Since Market Street was not acquired until June 29, 2001 its results were only included in the three months ended September 30, 2001 of the nine months presented for 2001.

The following highlights the mortgage loan production and sales-related revenue and expenses for the three and nine-month periods ended September 30, 2002 and 2001:

	For the quarter ended September 30,		For the nine months ended September 30,
($s in 000s)	2002	2001	2002	2001
Production revenues	$60,227	$6,796	$117,927	$6,796

Production expenses	49,875	6,200	98,377	6,200
Pre-tax profit	$10,352	$596	$19,550	$596

Production revenues in bps of sales	175.05	124.52	169.69	124.52

Production expenses in bps of principal produced	137.55	109.26	140.04	109.26

Net production margin in bps	37.50	15.26	29.65	15.26

The increase in the production revenues and expenses in 2002 compared with 2001 primarily relates to the acquisition of Resource on March 31, 2002.

The following summarizes the results of servicing operations for the quarter and nine months ended September 30, 2002 and 2001:

	For the quarter ended September 30,		For the nine months ended September 30,
($s in 000s)	2002	2001	2002	2001
Servicing revenue:
Net interest income	264	—	(492)	—
Service charges and fees	7,095	—	14,194	—
(Loss) gain on sale of mortgage servicing rights	(946)	—	37
Other income	3,785	—	3,617	—
Total servicing revenue	$10,198	$—	$17,356	$—

Servicing expenses:
Operating expenses	4,425	—	8,769	—
Amortization and impairment of mortgage servicing rights	10,828	—	18,332	—
Total servicing expenses	15,253	—	27,101	—
Pre-tax loss	$(5,055)	$—	$(9,745)	$—

The increase in servicing revenues and expenses in 2002 when compared to 2001 relates to the acquisition of Resource on March 31, 2002.   The loss in the servicing operations resulted primarily from impairment adjustments, net of hedge results, related to the Company’s investment in mortgage servicing rights.  Mortgage servicing values continued the downward trend associated with current high levels of prepayments related to the low interest rate economic environment.

Liquidity and Capital Resources

NetBank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financial activities. NetBank’s primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. NetBank invests excess funds in overnight deposits and other short-term interest–earning assets. NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. NetBank’s available for sale securities and short-term interest–earning assets can also be used to provide liquidity for lending and other operational requirements.  The table below reflects the capital position and capital requirement of NetBank, FSB as filed in its Thrift Financial Report (TFR) for the quarterly period ending September 30, 2002.

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
($s in 000s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2002
Total capital (to risk-weighted assets)	$259,358	14.86%	$139,592	8.00%	$174,534	10.00%
Core capital (to tangible assets)	$232,465	7.28%	$127,682	4.00%	$159,660	5.00%
Tangible capital (to tangible assets)	$232,465	7.28%	$47,898	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$232,465	13.32%	N/A	N/A	$104,714	6.00%
December 31, 2001
Total capital (to risk-weighted assets)	$220,982	14.64%	$120,775	8.00%	$150,969	10.00%
Core capital (to tangible assets)	$202,061	7.10%	$113,847	4.00%	$142,309	5.00%
Tangible capital (to tangible assets)	$202,061	7.10%	$42,693	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$202,061	13.38%	N/A	N/A	$90,581	6.00%

Part I. Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity - The Company measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature, reprice, or repay within a given period of time. The difference, or the interest rate sensitivity “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. In a rising rate environment, an institution with a positive gap would see an increase in net interest income, where an institution with a negative gap would see a decrease. During a period of falling interest rates the reverse is true.

The following table sets forth the interest rate sensitivity of the Company's assets and liabilities as of September 30, 2002:

	Less than three months	Over three months through one year	Over one year through five years	Over five years and insensitive	Total
($s in the 000s)	Term to repricing, repayment or maturity
Interest-earning Assets:
Cash and cash equivalents	$124,984	$—	$—	$—	$124,984
Federal funds sold	133,205	—	—	—	133,205
Investment securities	27,107	53,308	348,139	244,718	673,272

Stock of Federal Home Loan Bank of Atlanta	33,305	—	—	—	33,305
Loans held for sale	1,230,220	—	—	—	1,230,220
Loans receivable	275,843	259,989	410,934	13,441	960,207
Total interest-earning assets:	1,824,664	313,297	759,073	258,159	3,155,193
Non interest-earning assets	—	—	—	323,126	323,126
Total assets	1,824,664	313,297	759,073	581,285	3,478,319

Interest-bearing liabilities:
Interest-bearing deposits	301,457	863,424	519,678	159,080	1,843,639
Convertible subordinated debt	—	—	27,049	—	27,049
Other borrowed funds	130,076	30,000	570,000	25,000	755,076
Total interest-bearing liabilities:	431,533	893,424	1,116,727	184,080	2,625,764
Interest-free deposits	—	—	—	215,734	215,734
Other interest-free liabilities and equity	—	—	—	636,821	636,821
Total liabilities and equity	$431,533	$893,424	$1,116,727	$1,036,635	$3,478,319

Net interest rate sensitivity gap	$1,393,131	$(580,127)	$(357,654)	$74,079	$529,429
Cumulative gap	$1,393,131	$813,004	$455,350	$529,429	N/A
Net interest rate sensitivity gap as a percent of interest-earning assets	76.35%	(185.17)%	(47.12)%	28.70%	16.78%
Cumulative gap as a percent of cumulative interest-earning assets	76.35%	38.03%	15.72%	16.78%	N/A

Market Risk - The Company’s principal business is originating and purchasing of mortgage loans funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of the Company's assets and liabilities are monetary in nature and fluctuations in interest rates will affect the Company's future net interest income and cash flows. This interest rate risk is the Company's primary market risk exposure. During the three months ended September 30, 2002, the only derivative financial instruments that the Company entered into were related to hedging activities related to 1) the portfolio mortgage loans held for sale, 2) the pipeline of mortgage loans for which the interest rate has been locked, 3) the owned servicing rights asset and 4) the servicing rights which the Company intends to retain associated with the pipeline of mortgage loans for which the interest rate has already been locked. The Company has no market risk-sensitive instruments held for trading purposes. The Company's exposure to market risk is reviewed on a regular basis by management.

The Company measures interest rate risk based on Net Portfolio Value (“NPV”) analysis.  NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. A NPV ratio is determined by dividing NPV by the present value of assets. The following table sets forth the estimated percentage change in NetBank NPV ratio as of September 30, 2002 assuming rate shocks of +300 to -200 basis points:

Limits and current NPV ratios for NetBank, FSB

Rate shock (in basis points)	9/30/02 NPV ratios for NetBank, FSB	9/30/01 NPV ratios for NetBank, FSB
+300	9.55%	7.34%
+200	9.80%	8.34%
+100	9.97%	9.21%
Flat	9.95%	9.98%
-100	10.12%	9.65%
-200	10.96%	9.11%

Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

Part I. Item 4:  Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure and controls and procedures pursuant to the Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Office and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

Part II. Item 1:  LEGAL PROCEEDINGS

Illinois Union Insurance Co. v. Commercial Money Center, Inc., et al.,  Case No. CV-01-0685-KJD-RJJ (District Court of Nevada)

On December 3, 2001, NetBank, FSB was served with a complaint filed by Illinois Union Insurance Company in the United States District Court for the District of Nevada.  The complaint seeks rescission of certain insurance policies relating to leases purchased by NetBank, FSB and restitution and recovery of any benefits paid to NetBank, FSB.  NetBank, FSB has filed a motion to dismiss the complaint, which is currently pending with the Nevada court.  NetBank, FSB, in turn, filed a separate action in the United States District Court for the Northern District of Georgia against Commercial Money Center, Inc. (“CMC”), the originator, seller, and subservicer of the leases, and Illinois Union, Safeco Insurance Company of America, and Royal Indemnity Company, the insurance companies that issued surety bonds and insurance policies guaranteeing payment of the income stream from the leases and that also served as master servicers of the leases.  The NetBank, FSB action alleges claims for breach of contract, fraud, and bad faith, and seeks, among other things, payment under and enforcement of performance bonds and insurance policies issued by the insurance and surety companies.  The Georgia case has been transferred to the District of Nevada. Meanwhile, on October 25, 2002, the Judicial Panel on Multi-District Litigation consolidated the action brought by NetBank, FSB with 22 other cases pending around the country involving other investors who are seeking to enforce surety bonds and insurance policies relating to leases sold by CMC.  The consolidation will result in all pre-trial activity being held in the United States District Court for the Northern District of Ohio.  On May 30, 2002, CMC filed for bankruptcy protection in the United States Bankruptcy

Court for the Southern District of Florida. However, on September 18, 2002, that bankruptcy proceeding was transferred to the United States Bankruptcy Court for the Southern District of California and is not part of the consolidation of cases in Ohio.  NetBank, FSB intends to vigorously pursue its claims against the insurance companies.

In re Commercial Money Center, Inc./Clayton v. Commercial Money Center, Inc., Case No 02-24068 BKC RBR (Bankr. C.D. CA)

On June 27, 2001, several lessees of equipment leased from CMC filed suit in Los Angeles Superior Court against CMC and several John Doe defendants alleging that the leases violated California usury laws, the California Financial Code, and the California Unfair Business Practices Act.  The plaintiffs are seeking to rescind or reform their obligations under the leases and are seeking to recover statutory damages and attorney’s fees.  The plaintiffs recently amended their complaint to name NetBank, FSB, several other investor banks, and several surety companies as co-defendants in the action.  After CMC filed for bankruptcy, Royal Indemnity Company removed the action to the bankruptcy court in the Central District of California, and the plaintiffs have filed a motion to remand the case back to state court.  The court tentatively ruled that the case should be remanded to state court, but later transferred the case to the bankruptcy court in the Southern District of California, where the CMC bankruptcy is now pending.  As a result, the motion to remand now is pending before the transferee bankruptcy court.  NetBank, FSB intends to vigorously defend the case and to pursue recovery against Safeco Insurance Company, Royal Indemnity Company, and Illinois Union Insurance Company for any damages and costs incurred in this case.

interstate NetBank v. NetBank, Inc. and NetBank, Case No. 1:01-CV-1324(JBS) (District of New Jersey)

On June 27, 2001, the Company was served with a complaint for a declaratory judgment filed by interState NetBank in the District of New Jersey challenging the “NETBANK®” service mark.  The Company answered and counterclaimed for trademark infringement on July 13, 2001.  Discovery was stayed pending a ruling on interState NetBank’s November 19, 2001 motion for summary judgment, which claimed that “NETBANK” is generic for all banking services delivered over the Internet. On September 22, 2002, the District Court ruled that “NETBANK” is generic but did not cancel the Company’s existing service mark registration.   The Company filed a motion for reconsideration of the District Court’s decision.

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

Part II.	Item 2 - Changes in securities and use of proceeds

None

Part II.	Item 3 - Defaults upon senior securities

None

Part II.	Item 4 - Submission of matters to a vote of security holders

None

Part II.	Item 5 – Other information

None

Part II.	Item 6. - Exhibits and reports on Form 8-k

Exhibit 99.1 – Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The Company did not file any reports on Form 8-k during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.
	By:	/s/ Steven F. Herbert

Steven F. Herbert
Dated: November 14, 2002		Chief Financial Executive

Certification

I, Douglas K. Freeman, Chief Executive Officer of NetBank, Inc., certify that:

1.         I have reviewed this quarterly report on Form 10-Q of NetBank, Inc.;

2.                           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d-14) for the registrant and we have:

a)                                designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Douglas K. Freeman

Douglas K. Freeman
Chief Executive Officer

Certification

I, Steven F. Herbert, Chief Financial Executive of NetBank, Inc., certify that:

1.         I have reviewed this quarterly report on Form 10-Q of NetBank, Inc.;

2.                           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d-14) for the registrant and we have:

a)                                designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Steven F. Herbert

Steven F. Herbert
Chief Financial Executive