Form 10-K
period 2002-12-31
NETBANK INC
filed 2003-03-31
CIK 1035826

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☒    No ☐

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of $11.98 of such common equity as of June 30, 2002: $551,356,211.

        Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,086,797 shares of Common Stock at March 19, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 24, 2003, are incorporated by reference into Part III. Portions of the Registrant's Annual Report to Shareholders, which is filed as Exhibit 13.1 to this filing, are incorporated by reference into Part II.

PART I

ITEM 1.    BUSINESS

General

        NetBank, Inc. is a financial holding company that wholly owns the outstanding stock of NetBank, ("NetBank, FSB" or the "Bank"), a federal savings bank; Meritage Mortgage Corporation ("Meritage"), a wholesale nonconforming mortgage provider; MG Reinsurance Company ("MG Reinsurance"), a captive reinsurance company; NetInsurance, Inc., formerly known as RBMG Insurance Services, Inc. ("NetInsurance"), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities. NetBank, FSB also owns all of the outstanding stock of Market Street Mortgage Corporation ("Market Street"), a retail mortgage company, and Resource Bancshares Mortgage Group, Inc. ("Resource"). Resource wholly owns RBMG, Inc. ("RBMG"), a wholesale mortgage banking company, and Republic Leasing Company, Inc. ("Republic Leasing"), a small ticket equipment financing company. NetBank, Inc. acquired Resource on March 31, 2002 and subsequently reorganized the holding company structure as described above based on operational, licensing and funding needs. The entire consolidated company is referred to herein as "NetBank" or "the Company".

        NetBank was founded in October 1996 and did an initial public offering of stock in June 1997. It is one of the pioneers of the Internet banking industry, and NetBank, FSB is recognized as one of the first successful internet-only banks.

        NetBank's business model has three basic strategies:

        Internet-only bank—NetBank, through its Internet bank, operates as an FDIC-insured, federally chartered thrift institution that currently serves over 150,000 customers throughout the United States and in twenty foreign countries. NetBank operates a totally branchless model and passes on a portion of the cost savings to its customers in the form of attractive yields on deposits. Its array of products and services are available to its customers 24 hours per day, seven days a week, and all 365 days during the year.

        Financial Intermediary—Through its mortgage banking operations, NetBank serves as an intermediary between consumers and institutional investors. NetBank obtains mortgage loans by originating loans directly with consumers or through brokers or by buying closed loans from a network of correspondent banks, thrifts and independent mortgage companies. The majority of these loans are held for sale on the Company's balance sheet prior to delivery into the secondary market. The Company thus earns a long-term yield on an asset held short-term and also earns origination and servicing revenues and gains on the sale of the mortgages or resulting mortgage-backed securities.

        Transaction Processor—NetBank, through its Resource Mortgage Solutions initiative, sells its core mortgage lending competencies on a "private label" basis to community banks, credit unions and other financial businesses that lack the technical expertise, technology or critical mass to open up their own mortgage lending operations.

Segmented Income Statements

        NetBank's principal activities include retail banking and mortgage lending. The retail banking segment primarily consists of offering consumer banking products such as checking, money market, and certificates of deposit and the purchase of bulk loan portfolios. The mortgage banking segment either originates mortgage loans or acquires mortgage loans from correspondents and/or brokers and packages pools of such loans either inclusive of or exclusive of servicing rights for sale into the secondary market. The tables set forth in Note 20 to the consolidated financial statements in the Company's 2002 Annual Report to Shareholders (attached as Exhibit 13.1) present a summary of the revenues and expenses for each of the Company's business segments for each of the years ended December 31, 2002, 2001, and 2000, respectively, and are hereby incorporated herein by reference. The following represents the percentage and amount of total Company revenues contributed by the various operating segments for the years ended December 31, 2002, 2001, and 2000:

	Revenues
	2002		2001		2000
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($s in 000)
Retail banking segment	$21,886	10%	$58,929	76%	$40,774	100%
Mortgage banking segment	194,073	89%	18,226	23%	—	0%
Other/eliminations	2,021	1%	758	1%	—	0%

Total revenues	$217,980	100%	$77,913	100%	$40,774	100%

        Substantially all of the Company's revenues are derived from customers located in the United States of America.

Retail Banking Segment

        According to various, independent consumer research firms, approximately 606 million people have Internet access today on a worldwide basis, and two million new users come online each month. Consumers in the United States and Canada represent almost one third of the users worldwide, and women comprise 52% of Internet users. 100% of college graduates today classify themselves as active Internet users. In excess of 28 million households now do some of their banking online. In excess of 20 million households pay some of their bills using online services.

        NetBank's retail banking customers have an average age of 43 and a median household income in excess of $50,000. These customers typically are college educated homeowners who live in two-income households. A typical customer is a time-starved professional who judges value on a combination of convenience and price, not price alone. NetBank has positioned itself to participate in the rapid growth of Internet and online banking by offering:

  •
  Attractive Interest Rates and Low Fees.    NetBank's operating costs are generally lower than those of traditional "bricks and mortar" banks because NetBank does not operate through a traditional branch network to generate deposits and conduct operations. NetBank passes a portion of its savings in operating costs on to customers by offering attractive interest rates and low fees in order to generate deposits without sacrificing profit margins.

  •
  Convenience and Ease of Access.    NetBank believes that it provides customers with a higher level of convenience than can be achieved in a traditional bank branch or through PC-based home banking. The Internet allows our customers to conduct banking activities on a real-time, 7-day-a-week, 24-hour-a-day basis from any PC, wherever located, using a secure Web browser. In addition, NetBank's Web site is designed to be user-friendly and to expedite customer transactions with NetBank. Many common transactions including check reorders, account transfers, and review of cancelled checks are fully automated and can be completed over the Web at the customer's convenience.

  •
  Broad Selection of Products and Services.    NetBank offers a broad array of products and services that customers would typically expect from a traditional bank including checking and money market accounts, certificates of deposit, IRA's, debit cards, credit cards, mortgage loans, automobile and motorcycle loans, securities brokerage services, foreign currency, traveler's checks and home equity lines as well as certain innovative services specifically designed to leverage the Company's Internet capabilities—electronic bill payment and presentment, eStatements, on-line check imaging, wireless account access, and account consolidation services.

  •
  High-Quality Service and Customer Satisfaction.    NetBank continually seeks ways to enhance customer satisfaction. In an effort to serve the needs of its customers, NetBank offers services such as electronic bill payment and presentment and ATM cards without service charges. NetBank also emphasizes responsive, courteous customer service and utilizes a fully-trained, dedicated staff that processes new accounts and responds to inquiries from existing and potential customers. NetBank's customers can access account data and information regarding products and services 24 hours a day and can reach customer service representatives by telephone and e-mail.

  •
  Advanced Security.    A barrier to on-line financial transactions has been a misperception of greater risk in the secure transmission of confidential information over public networks. NetBank uses sophisticated technology to provide what it believes to be among the most advanced security measures currently available in the Internet banking industry. All banking transactions are encrypted and all transactions are routed from the Internet server through a "firewall" that limits access to the NetBank server. NetBank's systems automatically detect attempts by third parties to access other users' accounts and feature a high degree of physical security, secure modem access, service continuity and transaction monitoring. Because most transactions are processed automatically, a customer's information is actually accessible and exposed to far fewer individuals than in a traditional branch bank setting.

Products and Services

        Account Activity.    Customers can access NetBank through any Internet service provider by means of an acceptable secure Web browser. In doing so, customers can apply for loans, review account activity, enter transactions into an on-line account register, pay bills electronically, conduct brokerage transactions, receive statements electronically or by mail and print bank statement reports from any PC with a secure Web browser, regardless of its location. To open a new account, customers complete the on-line enrollment form on NetBank, FSB's Web site, print their signature card and mail it to NetBank along with their deposit. Customers can make deposits into an open account at NetBank via direct deposit programs, by transferring funds between NetBank accounts, by wire transfer, by mail or through thousands of remote deposit-taking ATM terminals through our partnership with the Credit Union 24, MAC and STAR West ATM networks. Customers can also make withdrawals and have access to their accounts at ATMs that are affiliated with the Cirrus, STAR, NYCE, Armed Forces Financial, MAC and Credit Union 24 networks. NetBank does not charge its own fee for ATM usage, but the operator of the ATM may.

        Deposit Products and Services.    In order to build its customer base, NetBank offers a variety of deposit products at attractive interest rates. NetBank is able to offer attractive interest rates as a result of our low operating costs. NetBank also attracts customers by offering convenient services such as free electronic bill payment, overdraft protection and ATM cards. NetBank's deposit products and services include:

  •
  Deposit Products.    NetBank offers two types of interest-bearing checking accounts, a money market account, and 6-, 12-, 18-, 30-, and 60-month certificates of deposit. NetBank has consistently offered interest rates on its deposit accounts that are higher than the national average.

  •
  Bill Payment Service.    Through services provided by CheckFree, customers can pay their bills on-line through electronic funds transfer or a written draft prepared and sent to the creditor. NetBank does not charge a fee for this service.

  •
  Bill Presentment Service.    Through services provided by CheckFree, customers can have their bills delivered electronically to their NetBank account. NetBank does not charge a fee for this service.

  •
  Overdraft Protection.    NetBank offers overdraft protection to all interest checking customers who qualify. Customers with interest checking accounts may apply for overdraft protection on-line for amounts up to $1,000. If a customer has both a money market and an interest checking account, NetBank can establish overdraft protection between those accounts.

  •
  ATM Cards.    Each customer automatically receives a free ATM or Visa check Card when he or she opens an account. Customers can access their accounts at ATMs affiliated with the Cirrus, STAR, NYCE, Armed Forces Financial, MAC and Credit Union 24 networks. NetBank does not charge its own fee for ATM usage, but the operator of the ATM may. Additionally, customers can make free deposits at thousands of ATMs nationwide through the Company's partnership with the Credit Union 24, MAC, and STAR West networks.

  •
  eStatements.    NetBank generates eStatements automatically as part of the standard statement cycle on checking, money market and certificate of deposit accounts. Customers may view eStatements after logging into their accounts. They can print these statements to their own printers or save them indefinitely on their personal computers as PDF files. Customers may opt in or out of receiving paper statements.

  •
  On-line check imaging.    On-line images of cancelled checks are available to customers 24-hours a day. Customers may view cancelled check images after logging into their accounts. They can print these images to their own printers or save them indefinitely on their personal computers as PDF files.

        Lending Programs.    To generate fee income and provide a convenient service to its customers, NetBank offers on-line loans and credit cards as described below.

  •
  Mortgage Loans.    Through its mortgage banking subsidiaries, NetBank originates conventional and government, fixed and adjustable residential mortgage loans for its own portfolio as well as for sale in the secondary market. NetBank currently offers home equity lines and second mortgages on its Web site through an arrangement with PNC Bank Corp.

  •
  Automobile and Motorcycle Loans.    Loans are available for new and used vehicles, lease buyouts or refinancing of existing loans through the Bank's arrangement with PeopleFirst.com. Benefits of this service include loan responses within 15 minutes during set business hours, a check approved up to a specific amount that a consumer can make payable to a dealership or individual, access to funds as early as the next day, and a locked-in interest rate good for 45 days.

  •
  Credit Cards.    NetBank offers its customers Visa credit cards issued by First USA for no annual fee. First USA carries the credit card loans on its books, and NetBank has an income-sharing arrangement with First USA. Customers can apply for these credit cards on-line. The cards prominently display the NetBank logo with the Visa emblem appearing in the lower right corner of the card.

  •
  Leases.    NetBank, through its wholly owned subsidiary, Republic Leasing, offers small-ticket commercial equipment financing.

        Non-Banking Financial Services.    To serve as a sole source for the financial services needs of Internet users and to generate additional non-interest income, NetBank offers a full range of non-banking financial services designed to attract and retain customers. These services currently include:

  •
  Account Consolidation Services.    From their own NetBank account, customers can manage their accounts at other institutions. They are able to review balances and transaction histories on these accounts as well as transfer funds into their NetBank account.

  •
  Wireless Account Access.    NetBank customers can receive account information over digital phones, WAP phones and Palm VII personal data assistants. This allows customers to review balances or transaction histories on their checking or money market accounts on demand.

  •
  Securities Brokerage Services.    In 2002, NetBank, FSB was under contract with Ameritrade Holding Corp., through its AmeriVest subsidiary, a discount broker, to provide NetBank's customers with access to a full line of financial services and investment products. Customers could purchase securities without writing checks to their brokers, as trading fees were automatically deducted from their NetBank checking or money market accounts. Investment proceeds are automatically deposited into the customer's NetBank deposit account. Customers enjoy 24-hour on-line access, real-time quotes, low commissions and access to a professional brokerage staff. This relationship is being terminated as NetBank transitions toward its own offering of financial services and investment products, expected in the last half of 2003.

  •
  Foreign currency or traveler's checks.    Consumers may order foreign currency or traveler's checks in a specific currency and receive them overnight or by two-day delivery. There is a $200 minimum and $1,500 maximum per order, and no service fee is assessed. Orders over $500 are sent via two-day delivery at no cost. Currently, there are more than 75 different currencies and 7 foreign currency travelers' checks available for purchase. Orders can be paid for using a Visa or MasterCard(R) credit or debit card, including NetBank's Visa Check Card.

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

        Future Products and Services.    In 2003, NetBank will focus on expanding the mortgage products offered to its customers through Market Street and RBMG. It will, likewise, make available to its customers NetInsurance, Inc. products. NetBank is also in the process of launching a small business banking array of products including commercial deposit products and services and commercial loans. NetBank also plans to launch a line of products to assist customers in portfolio and wealth management.

        Lending and Investment Activities.    Until its acquisition of Market Street and Resource, NetBank invested funds primarily in loans and leases acquired in bulk from third party originators and in U.S. Treasury and mortgage-backed securities. Since its acquisition of Market Street and Resource, NetBank's primary focus has turned to financing loans to sell into the secondary markets. These loans are pre-sold primarily through forward commitments to sell mortgage-backed securities or commitments to sell whole loans. The delivery of the loans to the permanent investor generally occurs within 30 to 45 days from origination or funding. NetBank is thus able to earn a long-term yield on a mortgage instrument while financing the loans with short-term deposits and borrowings. NetBank will hold the servicing of a portion of the loans that it originates for purposes of cross-selling deposit, insurance and other products to those customers.

        During 2002, NetBank identified a significant portion of previously acquired commercial loan participations and second mortgage loans as non-core assets, whereby NetBank had no core relationship with the customer. NetBank is selling these non-core assets opportunistically into the market place.

        NetBank, through its subsidiary Republic Leasing, offers small-ticket leases and other related financing to small businesses, medical practices, etc. These assets are held for investment in NetBank's portfolio. NetBank also buys U.S. Treasuries, mortgage-backed securities and other investments to provide liquidity and to better match duration in its asset/liability mix.

Marketing

        The goal of NetBank's marketing strategy is to make NetBank® the leading brand in the Internet financial services market. NetBank conducts continuous advertising and public relations campaigns to attract new customers and retain existing ones. The bulk of its advertising is done online through top Internet portals and financial Web sites, such as MSN, The Motley Fool and Quicken.com. Additionally, the Bank actively pursues and engages in strategic marketing partnerships with other businesses to gain exposure to targeted, desirable consumer bases and/or to broaden its own product offerings through co-branded agreements with providers of complementary financial services. Marketing expenses totaled $4.8 million during 2002, a decrease of $1.1 million from 2001. Although NetBank continued to pursue significant customer growth during the year, more emphasis was spent on understanding and increasing the profitability of existing customer relationships. Deliberate changes in the Bank's pricing strategy and operational policies led to the closing of approximately 22,000 zero- or negative-balance accounts. These account closings contributed to a drop in the Bank's total account base year-over-year of approximately 9,000 accounts. However, total deposits and average balances showed substantial growth in spite of the decrease in accounts. Deposits grew by $551 million during 2002 and the average account balance rose to $9,037, representing a 62% increase from 2001.

        Strategic Partnerships.    NetBank's affinity alliances have become an important part of expanding its market reach. For example, NetBank's alliance with Intuit puts the NetBank brand in front of every Quicken user via a NetBank icon and message installed onto the user's desktop. With one click on the NetBank icon, potential customers are transported through their Internet connection to the NetBank Web site, where they have an opportunity to fund an account and receive a one-time cash bonus.

        NetBank has a number of pay-for-performance marketing partnerships. For example, NetBank partners with Federated Department Stores, Inc., with Federated marketing certain NetBank banking products and services to its more than 20 million active proprietary credit card holders through a co-branded NetBank Web site. NetBank also has an agreement with Six Continents Hotels to promote NetBank checking accounts to more than ten million members of Six Continents Hotels' frequent guest program. Members will receive a bonus of up to 10,000 Priority Club points when they open and fund a new NetBank account.

        Alliances with companies such as these helped to drive customers to NetBank during the year ended December 31, 2002. In fact, 22% of our account applications during 2002 were the result of affinity alliances. Of total applications, 16% were from pay-for-performance relationships, where we pay the partner a fee only for funded accounts that we receive. NetBank's strategy is to continue to build upon these types of relationships to gain customers, add additional financial services for our customers and continue to drive down account acquisition costs.

        Advertising Strategies.    During 2002, NetBank continued to emphasize pay-for-funded account type relationships with successful online businesses. NetBank conducted creative direct online marketing programs to attract new customers and focused on cross-selling products to existing customers. As a result, NetBank substantially increased its number of checking and money market customers, which traditionally retain longer-term banking relationships. In the future, NetBank plans to continue to pursue pay-for-funded account relationships and cross-sell existing customers. In addition, targeted advertising continues to be effective in bringing new customers to NetBank. In particular, NetBank has found that advertising on financial sites or the finance areas of high-traffic sites, such as MSN Money Central, Yahoo! Finance, Bankrate.com, and Motley Fool produces excellent results. In addition, NetBank has the ability to monitor the audience that it reaches as well as the results of its on-line advertising campaign. For example, in addition to tracking on-line click-through and conversion rates, NetBank also tracks the number of hits on its Web site that result from a particular advertisement and incorporates those findings into its subsequent marketing efforts.

        Public Relations.    NetBank also derives a marketing benefit from media coverage that it generates through its public relations efforts and community relations activities. NetBank believes that continuing press coverage increases the general public's awareness of NetBank and attracts new customers.

Mortgage Banking Segment

        NetBank originates and purchases principally agency-eligible mortgage loans through its subsidiaries Market Street and RBMG, Inc. Agency-eligible mortgage loans are loans that meet the size, documentation, borrower and credit standards to qualify to be pooled into mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The Company also originates non-conforming mortgages through its subsidiary Meritage Mortgage Corporation. These loans are sold to private whole loan investors and private-label mortgage conduits.

        After the sale or securitization of primarily agency-eligible mortgage loan production, NetBank, in some cases, continues to service mortgages on behalf of the permanent investor. Servicing activities include collecting and remitting mortgage loan payments, accounting for principal and interest, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, making inspections of the mortgaged premises as required, making advances to cover delinquent payments, supervising foreclosures and property dispositions in the event of unremedied default, and generally administering agency-eligible mortgage loans.

        NetBank also sells its entire range of mortgage competencies on a private-label basis to small banks, thrifts, credit unions, etc. who lack the knowledge or infrastructure to originate mortgages themselves. NetBank has branded this product offering as "Resource Mortgage Solutions" (RMS). Beginning early in 2002, RMS partnered with the Independent Community Bankers of America (ICBA) to offer mortgage services to its 5,000 community bank members. Through December 31, 2002, RMS had contracts in place to offer services to 354 of ICBA's members. During the first year of this strategic partnership, RMS originated $223 million principal balance of mortgage loans. Fourth quarter 2002 originations were $120 million through the RMS channel.

Mortgage Loan Production

        Correspondent Production.    NetBank, through RBMG, Inc., acquires recently originated mortgages from a nationwide network of correspondent lenders. Correspondents are primarily mortgage lenders, mortgage brokers, savings and loan associations and small commercial banks. At December 31, 2002, the Company had approximately 800 correspondents originating mortgage loans in 49 states and the District of Columbia. Agency-eligible residential loan production for RBMG by correspondents is widely dispersed, with the top 20 correspondents supplying the Company with 46% of its dollar volume of correspondent loans.

        During 2002, RBMG emphasized correspondent loan production. By emphasizing correspondent lending, RBMG can match its costs more directly with the volume of agency-eligible loans purchased, so that a substantial portion of RBMG's cost is variable rather than fixed. By emphasizing the correspondent origination approach, RBMG has greater flexibility to adjust to varying market conditions. As conditions change, RBMG can expand into new geographic markets without incurring significant additional costs by utilizing existing and new correspondents that operate in each new market. The use of correspondents also enables RBMG to exit markets easily if circumstances dictate. Correspondent loan production enables NetBank to optimize available volumes and margins in lower rate environments without incurring significant fixed expenses.

        RBMG attracts and maintains relationships with correspondents by offering a variety of services that provide incentives for the correspondents to sell agency-eligible mortgage loans to RBMG. RBMG's strategy with respect to its correspondents is to provide a high level of service rather than the lowest price. Services provided include timely underwriting and approval or rejection of a loan (within approximately 48 hours after receipt of a completed loan application), timely purchase of loans (within 96 hours after being approved for acquisition), seminars on how to process and prepare a loan application and updates on current underwriting practices. In addition, RBMG provides correspondents with a variety of products and delivery capabilities and multiple means of funding loans. eRBMG, RBMG's business-to-business Internet offering, makes it easier for correspondents to interact with the Company by automating the flow of information between the correspondent and RBMG. eRBMG allows correspondent lenders to upload/key files, register and lock a loan, submit a loan to Fannie Mae Desktop Underwriting, print out a fax cover with a bar code to be faxed and routed electronically, submit an electronic file to one of RBMG's regional operating centers for validation and request closing funds on-line. As the mortgage lending market increases in sophistication and loan-price differentials narrow among mortgage bankers, RBMG believes that the level of service and commitment it provides to its correspondents will be paramount to its success.

        Management believes that through correspondent lending it can manage risks and maintain good quality control. Correspondents have to meet established standards to be approved by the Veteran's Administration (VA), the U. S. Department of Housing and Urban Development (HUD) or private mortgage insurance companies. A correspondent qualifies to participate in RBMG's correspondent program only after a thorough review of its reputation and mortgage lending expertise, including a review of references and financial statements and a personal visit by one or more representatives of RBMG. After a correspondent qualifies for RBMG's program, RBMG closely monitors the correspondent's performance in terms of delinquency ratios, document exceptions and other pertinent data. Furthermore, all mortgage loans purchased by RBMG through correspondents are subject to various aspects of RBMG's underwriting criteria, and correspondents are required to repurchase loans or otherwise indemnify RBMG for its losses in the event of fraud or misrepresentation in the origination process and for certain other reasons, including noncompliance with underwriting standards.

        All loan applications are subject to RBMG's underwriting criteria and the guidelines set forth by the Federal Housing Authority (FHA), the VA, Ginnie Mae, Fannie Mae, Freddie Mac or private investors, as applicable. RBMG or the correspondent, in the case of a correspondent with delegated underwriting authority, verifies each applicant's income and bank deposits, as well as the accuracy of the other information submitted by the applicant, and obtains and reviews a credit report from a credit reporting agency, a preliminary title report and a real estate appraisal. Generally, delegated underwriting authority is granted by RBMG to its larger correspondents that meet certain financial strength, delinquency ratio, underwriting and quality control standards.

        With respect to FHA and VA loans, HUD and the VA, respectively, have established approval guidelines for the underwriting of loans to be covered by FHA insurance or a VA guaranty. The Company is approved by both HUD and the VA to underwrite FHA and VA loans submitted by specified correspondents and wholesale brokers. The Company purchases FHA and VA loans only from those correspondents who are approved to underwrite FHA and VA loans and from those correspondents for whom the Company has been approved to underwrite FHA and VA loans.

        RBMG has implemented a quality control program to monitor compliance with the its established lending and servicing policies and procedures, as well as with applicable laws and regulatory guidelines.

RBMG believes that the implementation and enforcement of its comprehensive underwriting criteria and its quality control program are significant elements in the Company's efforts to purchase high-quality mortgage loans and servicing rights. RBMG's quality control department examines loans in order to evaluate the loan purchasing function for compliance with underwriting criteria. The quality control department also reviews loan applications for compliance with federal and state lending standards, which may involve re-verifying employment and bank information and obtaining separate credit reports and property appraisals.

        Wholesale Production.    The wholesale division of RBMG receives loan applications through brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation. Typically, mortgage brokers are responsible for taking applications and accumulating the information precedent to RBMG's processing of the loans. All loan applications processed by the wholesale division are subject to underwriting and quality control comparable to the standards used in RBMG's correspondent lending program.

        RBMG processes wholesale loans through regional operations centers. At December 31, 2002, RBMG had five regional operations centers serving approximately 5,000 brokers. These offices are located in San Jose, California; Boston, Massachusetts; Minneapolis, Minnesota; St. Louis, Missouri; and Jacksonville, Florida. Although maintaining regional operations centers involves the incurrence of fixed expenses associated with maintaining those offices, wholesale operations also generally provide for higher profit margins than correspondent loan production. Additionally, each regional operations center can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants. RBMG also offers the use of e-RBMG to its brokers. e-RBMG has the same features and benefits for brokers as enumerated above for the correspondent lending program.

        Retail Production.    NetBank offers mortgage products directly to consumers through 44 retail branches located in 12 states. Market Street maintains relationships directly with realtors and builders to focus on purchase mortgage transactions (as opposed to refinance) business. NetBank also offers construction-to-perm loans enabling consumers to finance the construction and permanent financing of their new home in one seamless transaction. Although costs to produce through its retail channel are more expensive than correspondent and broker channels, the retail channel offers higher margins than those channels. Likewise, the retail channel offers a direct relationship with the customer, which allows for more potential cross-selling of other products and services to the customer. Market Street's production is less impacted by cyclical trends that affect the volumes and margins in the correspondent and wholesale channels because a larger portion of Market Street's volume comes from home purchase transactions.

        In its retail offices, Market Street's representatives take mortgage applications, process and underwrite the loans, and fund the approved loans. At its home office in Clearwater, Florida, Market Street performs quality control tests, secondary marketing and loan shipping.

        RMS Production.    NetBank also sells its entire range of mortgage banking competencies on a private label basis to small banks, thrifts, credit unions etc. who lack the knowledge and infrastructure to originate mortgages themselves. NetBank has branded this product offering as "Resource Mortgage Solutions" (RMS). Beginning early in 2002, RMS partnered with the Independent Community Bankers of America (ICBA) to offer mortgage services to its 5,000 community bank members. Through December 31, 2002, RMS had contracts in place to offer services to 354 of ICBA's members. During the first full year in operation, RMS originated $223 million of mortgage loans. Fourth quarter originations were $120 million through the RMS channel. RMS processes loans originated on behalf of these other financial institutions through its wholesale processing center in Jacksonville, Florida. Depending on the level of service provided to the business partner, the margins on RMS production can range from those found in the retail channel to those found in the correspondent and wholesale channels.

        Non-conforming Production.    Through Meritage Mortgage Corporation, the Company originates mortgages that will not qualify for agency-eligible mortgage-backed securities due to loan size, the extent of loan documentation, or borrower credit. Meritage originates non-conforming mortgages through a nationwide network of brokers. Meritage underwrites and processes loans at two regional processing centers located in Portland, Oregon and Jacksonville, Florida. All non-conforming loans are sold in the secondary market for cash, and Meritage retains no recourse risk beyond normal seller representations and warranties.

        Non-conforming mortgages are more expensive to process than agency-eligible loans. However, the margin on sale makes these products generally the Company's highest profit mortgage offering. Likewise, the majority of the loans funded through Meritage's non-conforming channel are home purchase mortgage loans as opposed to refinance transactions. Accordingly, Meritage's production volumes tend to be less cyclical than the volumes in NetBank's correspondent and wholesale channels.

Production Volumes

        The following summarizes NetBank's production volumes by channel:

	Year Ended December 31,
	2002	2001
	($s in 000)
Correspondent	$5,066,168	$—
Wholesale	2,586,441	—
Retail	2,449,319	1,266,170
RMS	222,945	—

Total agency-eligible loan production	10,324,873	1,266,170
Non-conforming production	1,406,566	—

Total residential mortgage production	$11,731,439	$1,266,170

        NetBank purchases and originates a variety of mortgage loan products that are designed, in conjunction with the requirements of prospective purchasers of such loans, to respond to consumer needs and competitive factors. In addition to 15-year and 30-year conventional mortgage loans and 15-year and 30-year FHA loans and VA loans, NetBank purchases and originates products designed to provide lower interest rates to borrowers or lower principal and interest payments by borrowers, including balloon mortgage loans that have relatively short terms (e.g., five or seven years) and longer amortization schedules (e.g., 25 or 30 years) and adjustable rate mortgage loans. The Company also purchases and originates mortgage loans featuring a variety of combinations of interest rates and discount points so that borrowers may elect to pay higher points at closing and less interest over the life of the loan, or pay a higher interest rate and reduce or eliminate points payable at closing. The portion of total loans held for sale at any time that consists of a particular product type depends upon the interest rate environment at the time such loans are orginated.

        The following is a summary of NetBank's loan production for 2002 and 2001 by major product type.

	Year Ended December 31,
	2002	2001
	($s in 000)
Conventional Loans:
Volume	$7,429,171	$871,771
Percentage of total volume	63%	69%
FHA / VA Loans:
Volume	$2,312,513	$380,654
Percentage of total volume	20%	30%
Other Loans:
Volume	$583,189	$13,745
Percentage of total volume	5%	1%
Non-conforming Loans
Volume	$1,406,566	$—
Percentage of total volume	12%	0%
Total Loans:
Volume	$11,731,439	$1,266,170
Percentage of total volume	100%	100%

        The following table shows residential production volume by state for the year ended December 31, 2002 for each state that represented 5% or more of NetBank's total residential mortgage volume.

	Year Ended December 31, 2002
State	Amount	Percent of Total
	($s in 000)
California	$1,601,924	13.65%
Florida	1,219,961	10.40%
Massachusetts	1,148,451	9.79%
Minnesota	939,944	8.01%
Illinois	863,374	7.36%
Colorado	788,710	6.72%
Missouri	650,367	5.54%
Maryland	618,470	5.27%
Georgia	594,617	5.07%
All others	3,305,621	28.19%

Total	$11,731,439	100.00%

Sale of Residential Loans

        NetBank customarily sells all agency-eligible mortgage loans that it originates or purchases, retaining the mortgage servicing rights, which may be sold separately or retained by NetBank. Under ongoing programs established with Fannie Mae and Freddie Mac, NetBank aggregates its conforming conventional loans into pools that are assigned to Fannie Mae or Freddie Mac in exchange for mortgage-backed securities. NetBank's FHA mortgage loans and VA mortgage loans are generally pooled and sold in the form of Ginnie Mae mortgage-backed securities. NetBank pays certain fees to Freddie Mac, Fannie Mae or Ginnie Mae, as applicable, in connection with these programs. NetBank then sells Freddie Mac, Fannie Mae and Ginnie Mae securities to securities dealers. Substantially all of the Company's agency-eligible mortgage loans qualify under the various Fannie Mae, Freddie Mac and Ginnie Mae program guidelines, which include specific property and credit standards, including a loan size limit. Depending on market conditions for conforming loans and the related servicing rights, NetBank from time to time will sell a portion of its conventional loan production in whole loan sales to other conventional loan seller/servicers to optimize its overall execution into the secondary markets.

        Non-conforming residential mortgage loans are sold to private investors through whole loan sales for cash, retaining no residual interests.

        In the case of conventional loans, subject to the obligations of any primary mortgage insurer, NetBank is generally at risk for any mortgage loan default until the loan is sold (typically less than 45 days). Once NetBank sells the loan, the risk of loss from mortgage loan default and foreclosure generally passes to the purchaser or insurer of the loan. In the case of FHA and VA loans, NetBank has, from the time such a loan is originated or purchased until the first borrower payment is due, a minimum of 31 days, to request insurance or a guarantee certificate. Once the insurance or the guarantee certificate is issued, NetBank has no risk of default, except with respect to certain losses related to foreclosures of FHA mortgage loans and losses that exceed the VA's guarantee limitations. In connection with NetBank's loan exchanges and sales, NetBank makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards and as to accuracy of information. NetBank may become liable for certain damages or may be required to repurchase such loans and bear any potential related loss on the disposition of those loans. Typically, with respect to loans that NetBank repurchases, NetBank corrects the flaws that had resulted in the repurchase, and the loans are resold in the market or are repurchased by the original correspondent pursuant to the prior agreement.

        NetBank uses hedging techniques to reduce its exposure to interest rate risk in connection with loans not yet sold or securitized. NetBank projects the portion of the pipeline loans that it anticipates will close. NetBank assesses the interest-rate risk associated with the commitments that it has extended to originate or purchase loans and evaluates the interest-rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest-rate volatility. NetBank constantly monitors these factors and adjusts its hedging instruments when appropriate throughout each business day. NetBank's hedging strategy currently consists of utilizing a combination of mandatory forward sales commitments on mortgage-backed securities and mortgage loans and options on mortgage-backed securities.

        The sale of mortgage loans may generate a gain or loss to NetBank. Gains or losses result primarily from two factors. First, NetBank may originate or purchase a loan at a price (i.e., interest rate and discount) that may be higher or lower than NetBank would receive if it immediately sold the loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses upon the sale of loans may result from changes in interest rates, which cause changes in the market value of the loans, or commitments to originate or purchase loans, from the time the price commitment is given to the customer until the time that the loan is sold by NetBank to the investor. To reduce the effect of interest-rate changes on the gain or loss on loan sales, NetBank generally commits to sell all of its agency-eligible warehouse loans and a portion of its pipeline loans to investors for delivery at a future time for a stated price.

        In connection with its agency-eligible loan sale program, which involves the sale of mortgage loans and mortgage-backed securities on a forward or other deferred delivery and payment basis, NetBank has credit risk exposure to the extent purchasers are unable to meet the terms of their forward purchase contracts. As is customary in the mortgage industry, none of the forward payment obligations of any of the Company's counterparties is secured or subject to margin requirements; however, NetBank attempts to limit its credit exposure on forward sales arrangements by entering into forward sales contracts solely with institutions that NetBank believes are sound credit risks, and by limiting exposure to any single counterparty by selling to a number of investors. For example, it is NetBank's current policy that not more than the lesser of (i) $500 million or (ii) 30% of the total forward purchase contracts outstanding at any time be with any single counterparty. All counterparties are obligated to settle such sales in accordance with the terms of the related forward sale agreement.

Mortgage Servicing

        NetBank services primarily agency-eligible loans that were securitized and sold as described above. While it services loans, NetBank earns servicing revenue (usually stated as a percent of the outstanding principal balance). NetBank earns late charges assessed to borrowers on payments not paid when contractually due. NetBank also receives a float benefit from escrow accounts for taxes and insurance and for collections of principal and interest that have not yet been passed on to the investor.

        As a servicer of mortgage loans underlying mortgage-backed securities, NetBank is obligated to make timely payments of principal and interest to security holders, whether or not such payments have been made by mortgagors on the underlying mortgage loans. Similarly, in the event of foreclosure, NetBank is responsible for covering with its own funds principal and foreclosure costs to the extent not covered by FHA insurance or a VA guarantee.

        The following table shows the delinquency percentages (excluding bankruptcies and foreclosures) of NetBank's residential mortgage servicing rights portfolio (excluding loans serviced under subservicing agreements) at December 31, 2002.

Days Delinquent	Percentage of servicing portfolio
30 days	3.87%
60 days	0.94%
90 + days	0.93%

Total delinquencies	5.74%

        At December 31, 2002, NetBank's owned mortgage servicing rights portfolio had an underlying unpaid principal balance of $7.0 billion. The portfolio had a weighted average note rate of 6.75%. The following table provides year of origination information regarding NetBank's agency-eligible mortgage servicing rights portfolio at December 31, 2002:

Year of Origination	Number of Loans	Percentage of Total Loans	Aggregate Unpaid Principal	Percentage of Unpaid Principal
	($s in 000)
1994 or earlier	8,071	13.5%	$442,487	6.3%
1995	709	1.2%	47,656	0.7%
1996	1,216	2.0%	110,232	1.6%
1997	4,140	6.9%	385,359	5.5%
1998	9,443	15.7%	1,004,252	14.4%
1999	4,438	7.4%	396,089	5.7%
2000	671	1.1%	54,142	0.8%
2001	3,167	5.3%	353,072	5.1%
2002	28,127	46.9%	4,176,124	59.9%

	59,982	100.0%	$6,969,413	100.0%

        The following table sets forth NetBank's agency-eligible mortgage servicing rights portfolio by loan type at December 31, 2002:

Loan Type	Number of Loans	Aggregate Unpaid Principal	Weighted Average Coupon	Weighted Average Service Fee bps
	($s in 000)
FHA	2,037	$222,011	6.72%	46.4
VA	400	44,165	6.93%	37.8
Fannie Mae	46,283	5,692,332	6.66%	49.1
Freddie Mac	10,570	982,952	7.20%	35.5
Private	661	26,153	8.14%	44.5
Other	31	1,800	7.79%	50.1

Total	59,982	$6,969,413	6.74%	47.0

        Since servicing rights are held as a longer-term investment, they are subject to interest rate (prepayment) risk. During periods of declining interest rates, prepayments of mortgage loans increase as homeowners seek to refinance at lower rates, resulting in a decrease in the value of NetBank's available for sale servicing rights portfolio. Mortgage loans with higher interest rates are more likely to result in prepayments. The following table sets forth certain information regarding the aggregate unpaid principal balance of mortgage loans underlying NetBank's portfolio of available for sale mortgage servicing rights. The table includes both fixed and adjustable rate loans at December 31, 2002:

Mortgage Interest Rate	Aggregate Unpaid Principal	Percentage of Total Unpaid Principal
	($s in 000)
Less than 6.00%	$979,343	14.1%
6.00% to 6.49%	1,688,272	24.2%
6.50% to 6.99%	1,894,152	27.2%
7.00% to 7.49%	1,144,063	16.4%
7.50% to 7.99%	660,709	9.5%
8.00% to 8.49%	350,230	5.0%
8.50% to 8.99%	195,397	2.8%
Greater than 9%	57,247	0.8%

	$6,969,413	100.0%

        The following table sets forth the geographic distribution of the aggregate unpaid principal balance of mortgage loans underlying NetBank's portfolio of available for sale mortgage servicing rights at December 31, 2002:

State	Aggregate Unpaid Principal	Percentage of Total Unpaid Principal
	($s in 000)
Massachusetts	$873,704	12.54%
Minnesota	766,251	10.99%
California	564,619	8.10%
Illinois	384,709	5.52%
Colorado	349,521	5.02%
Missouri	291,258	4.18%
Georgia	288,010	4.13%
Maryland	277,662	3.98%
Ohio	258,307	3.71%
New York	225,694	3.24%
All others	2,689,678	38.59%

Total	$6,969,413	100.00%

        To help NetBank manage risk related to prepayments of its servicing portfolio, the Company has purchased interest-rate floor contracts, which provide an interest rate differential on a fixed portion of the portfolio in the event interest rates fall below a certain level, and forward purchase contracts on FNMA mortgage backed securities (FNMA TBA). For a more detailed discussion of interest rate floor contracts and FNMA TBA's see Note 24 to NetBank's consolidated financial statements, found in the Company's 2002 Annual Report to Shareholders, (attached as Exhibit 13.1) and incorporated by reference.

        In those cases where the Company sells the servicing rights on a flow basis or in bulk sales, NetBank may temporarily subservice the loans until the servicing files are transferred to the acquiror of the servicing rights. Likewise, NetBank subservices loans on behalf of other third parties pursuant to subservicing agreements. Those agreements provide for compensation to NetBank usually on a monthly per loan basis. At December 31, 2002, NetBank was subservicing 17,529 loans under such subservicing arrangements with an aggregate unpaid principal balance of $2.7 billion.

Procedures for Determining the Adequacy of the Allowance for Loan and Lease Losses

        The Company reviews large, heterogeneous loans for collectibility on a loan level basis. During 2002, the Company reviewed its portfolio of commercial real estate loans in this fashion. Specifically, the Company reviews collateral appraisals, current rent rolls, cash projections and financial statements for each property. Guarantor financial statements are reviewed where appropriate. The Company then classifies each loan as "Pass," "Special Mention," "Substandard," "Doubtful" or "Loss", as appropriate, and applies percentages or ranges of reserves to each classification.

        The Company considers each of its portfolios of 1st mortgages, 2nd mortgages, HELOCs, consumer loans, and auto loans as being a portfolio of homogeneous assets. The Company evaluates the adequacy of its allowance for each of these portfolios based on the risk characteristics of each portfolio taken as a whole. Additionally, the Company reviews the delinquency status of each of the loans within the portfolio and classifies it as "Pass," "Special Mention," "Substandard," "Doubtful" or "Loss" based on delinquency status. Reserve percentages are applied to each risk category. The Company provides reserves of 15%, 50% and 100% for loans classified "Substandard," "Doubtful" and "Loss", respectively. For "Pass" and "Special Mention" credits, the Company reviews loss estimates made by rating agencies for securitizations of loans of similar type and determines a range of life of loan losses for each group of loans. The Company selects its point estimate in that range based upon the seasoning of the groups of loans in its portfolio including the age of the respective portfolios, incidence of default, and loss severity to date.

        For lease receivables, the Company uses its historic "vintage analysis" to estimate life of lease losses for leases originated by its subsidiary, Republic Leasing. In the past, the Company acquired certain leases from an outside third party that were guaranteed by three sureties. The Company is currently in litigation with the sureties on those leases. See Note 21 to the consolidated financial statements for information related to the allowance for losses on those leases.

Competition

Retail Banking

        NetBank believes that the principal competitive factors in the financial services industry are market presence, customer service, convenience, product offerings, and deposit and loan rates and associated account fees. While the financial services industry is highly competitive, NetBank believes that it competes effectively with its principal competitors, which are traditional banks, Internet banks and other financial services providers. NetBank believes its low cost structure, which allows it to offer attractive interest rates and low fees, gives NetBank a competitive advantage over traditional banks, which must support a physical branch structure. NetBank also believes that its operating history and name recognition give it an advantage over other independent Internet banks. Furthermore, NetBank is able to offer a broader array of products and services than many non-bank financial services providers. However, many of NetBank's competitors have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of Internet commerce.

Mortgage Banking

        The mortgage banking industry is highly competitive. The Company competes with financial institutions, mainly mortgage banking companies, commercial banks and savings and loan associations and, to a lesser extent, credit unions and insurance companies. The Company competes principally by purchasing or originating a variety of mortgage loans, emphasizing the quality of its service and pricing the loans at competitive rates. Many of the Company's competitors may have greater financial resources, better operating efficiencies and longer operating histories than the Company. Many of the nation's largest mortgage banking companies and commercial banks have a significant number of branch offices in areas in which the Company's correspondents and wholesale regional operations centers operate. Increased competition for mortgage loans from larger lenders may result in a decrease in the volume of loans purchased or originated by the Company, thereby likely reducing the Company's revenues. At the same time, Fannie Mae and Freddie Mac are developing technologies and business practices that could reduce their reliance on large mortgage banking companies for loan production and enable them to access directly smaller producers for volume. Due to the current highly competitive market pricing environment, the Company may be unable to achieve its planned level of originations or consummate acquisitions of servicing rights at a satisfactory cost. The Company does not have a significant market share of mortgage banking activities in the areas in which it conducts operations.

        Due to the foregoing considerations, there can be no assurance that the Company will be able to continue to compete successfully in the markets it serves. Inability to compete successfully would have a material adverse effect on the results of operations and financial condition of the Company.

Intellectual Property and Proprietary Rights

        NetBank regards the form and substance of its name and other intellectual property that it has developed as proprietary, and NetBank attempts to protect them by getting the courts to enforce intellectual property laws. NetBank owns a federally registered trademark for NetBank. NetBank takes active measures to safeguard its name and other proprietary intellectual property. Policing unauthorized use of proprietary information is difficult, however, because of the uncertain and complicated nature of this kind of litigation. See "Legal Proceedings."

        NetBank owns the Internet domain name "netbank.com." as well as other domain names related to the businesses the Company operates. Domain names in the United States and in foreign countries are regulated, but the laws and regulations governing the Internet are continually evolving. NetBank actively monitors the use of potentially infringing names on the Internet and takes action to protect its intellectual property rights.

Supervision and Regulation

        Savings and loan holding companies and federal savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or may affect the Company and NetBank, FSB (the "Bank"). This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the businesses of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. The terms savings association, federal savings bank and thrift are used interchangeably in this section.

Savings and Loan Holding Company Regulation

        The Company is a registered holding company under both the Savings and Loan Holding Company Act (the "SLHCA") set forth in Section 10 of the Home Owners Loan Act ("HOLA") and the Financial Institutions Code of Georgia ("FICG"). The Company is regulated under such acts by the Office of Thrift Supervision (the "OTS") and by the Georgia Department of Banking and Finance (the "Georgia Department"), respectively. As a savings and loan holding company, the Company is required to file with the OTS an annual report and such additional information as the OTS may require pursuant to the SLHCA. The OTS also conducts examinations of the Company and each of its subsidiaries.

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

Bank Regulation

        General.    The Bank is a federal savings bank organized under the laws of the United States subject to examination by the OTS. The OTS regulates all areas of the Bank's banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations. OTS regulations generally provide that federal savings banks must be examined no less frequently than every 12 months, unless the federal savings bank (i) has assets of less than $250 million; (ii) is well capitalized; (iii) was found to be well managed and its composite condition was found to be outstanding (or good, if the bank had total assets of not more than $100 million) during its last examination; (iv) is not subject to a formal enforcement proceeding or an order from the Federal Deposit Insurance Corporation ("FDIC") or another banking agency; and (v) has not undergone a change of control during the previous 12-month period. In any event, however, federal savings banks must be examined no less frequently than every 18 months. The Bank is subject to assessments by the OTS to cover the costs of such examinations.

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

        OTS regulations also include an interest-rate risk component in the risk-based capital requirement. Under this regulation, an institution is considered to have excess interest rate-risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. This requirement does not have any material effect on the ability of the Bank to meet the risk-based capital requirement. The OTS also revised its risk-based capital standards to ensure that its standards provide adequately for concentration of credit risk, risk from nontraditional activities and actual performance and expected risk of loss on multi-family mortgages.

        Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances. In connection with the March 31, 2002 acquisition of Resource by the Company, the regional director of the OTS and the Company entered into a side letter agreement providing that the Company, on a consolidated basis, maintain a minimum capital level of 10%. This requirement is in addition to at the applicable capital levels required to be maintained by the Bank.

        Additionally, the Georgia Department requires that savings and loan holding companies, such as the Company, must maintain a 5% Tier 1 leverage ratio on a consolidated basis.

        Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") in which all institutions are placed. Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

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

        FDIC Insurance Assessments.    The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the

"undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC then determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from $0.0 to $0.27 per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

        In addition, effective January 1, 1997, the FDIC imposed assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The assessment is adjusted quarterly and is set at 1.68 cents per $100 of deposits (the same assessment rate that is imposed on commercial banks) for the first quarter of 2003.

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

        The Fair Credit Reporting Act of 1978, governing the use and provision of consumer information to credit reporting agencies and others;

        The Gramm-Leach-Bliley Act, which provides for the privacy of consumers by placing restrictions on certain disclosure of non-public information about consumer customers;

        The Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected; and

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

Mortgage Banking Regulation

        The mortgage banking operations of the Company are subject to extensive regulation by federal and state governmental authorities and are subject to various laws and judicial and administrative decisions that, among other things, regulate credit-granting activities, require disclosures to customers, govern secured transactions and establish collection, repossession and claims handling procedures and other trade practices. The Company is subject to the rules and regulations of the FHA, Freddie Mac, Fannie Mae, Ginnie Mae, HUD, the VA and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans.

        In addition, there are other federal and state statutes and regulations, as well as judicial decisions, affecting such activities. Those rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as the Company are required to submit annually to the FHA, Freddie Mac, Fannie Mae, Ginnie Mae and the VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs also are subject to examination by the FHA, Freddie Mac, Fannie Mae, Ginnie Mae and the VA at all times to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act and its related regulations, which prohibit discrimination, and the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder, which require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, respectively. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class-action lawsuits and administrative enforcement actions. Such regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise restricting the ability of the Company to conduct its business as such business is now conducted.

        There are various state and local laws and regulations affecting the Company's operations. The Company is in possession of licenses in all states in which it does business that require such licenses. Mortgage loans also may be subject to state usury statutes.

Anti-Terrorism Legislation

        On October 26, 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA Partrio Act. Title III of the USA Patriot Act requires financial institutions, including NetBank's banking and insurance subsidiaries, to help prevent, detect and prosecute international money laundering and the financing of terrorism. During 2002, the Secretary of the Treasury issued additional regulations to implement Title III affecting NetBank, FSB. NetBank's banking and insurance subsidiaries have augmented their systems and procedures to meet the requirements of these regulations. Additionally, during 2002, the Secretary of the Treasury issued proposed further regulations to implement Title III that would affect NetBank's banking and insurance subsidiaries. Although NetBank cannot predict when and in what form these additional regulations will be adopted, NetBank believes that the cost of compliance with Title III of the USA Patriot Act is not likely to be material.

Effect of Governmental Monetary Polices

        The Company's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. Likewise, the monetary policies of the Federal Reserve can dramatically impact the level of overall mortgage industry volumes and the volumes of mortgages produced and servicing prepayments experienced by NetBank's mortgage banking operation. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Transactions with Affiliates Restrictions

        The Bank and its subsidiaries are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on:

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

        For purposes of Section 23A, an "affiliate" generally includes a bank's parent and all other affiliates, except subsidiaries of the bank. The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a savings bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with certain provisions designed to avoid the taking of low-quality assets.

        The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with affiliates, including the above types, unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

        The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. Generally, these extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Proposed Legislation and Regulatory Action

        New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute. Legislation that would eliminate the federal savings bank charter is under discussion. If such legislation is enacted, the Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Various legislative proposals also may result in the restructuring of federal regulatory oversight, including, for example, consolidation of the OTS into another agency, or creation of a new Federal banking agency to replace the various such agencies which presently exist. The Bank is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to bad debt deductions previously taken. In addition, certain recent and proposed state and local legislation and regulations designed to protect consumers from predatory lending practices of unscrupulous lenders has had and may continue to have the unintended consequence of imposing unrealistic barriers on legitimate lenders' ability to make mortgage loans and of restricting a consumer's access to mortgage credit.

Seasonality

        The residential mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resale of homes, which typically peaks during the spring and summer seasons and declines to lower levels from mid-November through January. Refinancings tend to be less seasonal and more closely related to changes in interest rates.

Changes in Economic Conditions

        NetBank's business is subject to various business risks, including competition from other mortgage banking companies and other financial institutions. Economic conditions affect the consumer's decision to buy or sell residences as well as the number of residential mortgage loan delinquencies and foreclosures, the value of collateral supporting loan portfolios, administrative costs in evaluating and processing mortgage loan applications, and the cost and availability of funds that mortgage banking companies rely upon to make or purchase loans. Changes in the level of consumer confidence, tax laws, real estate values, prevailing interest rates and investment returns expected by the financial community could make mortgage loans of the types originated or purchased by the Company less attractive to borrowers or investors. Competition also may be affected by fluctuations in interest rates and general and local economic conditions.

        The Company continues to face the same challenges as other companies within the mortgage banking industry and, therefore, is not immune to significant volume declines precipitated by changes in interest rates or other factors beyond its control.

Interest Rate Risks

        NetBank's loans held for sale are generally funded by short-term borrowings and deposits. The Company's net warehouse interest income is the difference between the interest income it earns on loans held for sale (generally based on long-term interest rates) and the interest it pays on its borrowings (generally based on short-term interest rates). The factors that can affect this spread include interest rates charged by lenders and the relationship between long-term and short-term interest rates. There can be no assurance that this spread will not decrease from its current level. A decrease in the spread would have a negative effect on the Company's net interest income.

        Certain states require that interest be paid to mortgagors on escrow funds deposited by them to cover mortgage-related payments such as property taxes and insurance premiums. Federal legislation has in the past been introduced that would, if enacted, revise current escrow regulations and establish a uniform interest payment requirement in all states. If such federal legislation were enacted or if additional states enact legislation relating to payment of, or increases in the rate of, interest on escrow balances, or if such legislation were retroactively applied to loans in the Company's servicing portfolio, the Company's earnings would be adversely affected.

Litigation in Mortgage Banking Industry

        In recent years, the mortgage banking industry has been subject to class action lawsuits that allege violations of federal and state laws and regulations, including the propriety of collecting and paying various fees and charges and the calculation of escrow amounts. Class action lawsuits have been commenced against various mortgage banking companies, including the Company, alleging, inter alia, that the payment of certain fees to mortgage brokers violates the anti-kickback provisions of RESPA. Recent interpretations by HUD together with several subsequent appellate court decisions have indicated that class actions regarding a lender's compensation to brokers are inappropriate for resolution of the issue. So far, all of the cases have been resolved favorably for the mortgage banking industry, but if any of these cases are resolved against the lenders, it may cause an industry-wide change in the way independent mortgage brokers are compensated. Such a change could have a material adverse effect on the Company and the entire mortgage lending industry. The Company's broker compensation and table-funded correspondent purchase programs permit such payments. Although the Company believes these programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new regulatory interpretations or judicial decisions may require the Company to change its broker compensation and table-funded correspondent purchase practices. Class action lawsuits may continue to be filed in the future against the mortgage banking industry generally.

Delinquency and Default

        The Company's profitability may be negatively impacted by economic downturns because, during such periods, the frequency of loan defaults tends to increase, thereby increasing defaults and loan losses on loans held in portfolio for long-term investment and increasing the cost to service the loans in the Company's servicing portfolio. Also, the Company is generally at risk for delinquency or default of newly originated or purchased loans. In the case of conventional loans, the Company is generally at risk for any mortgage loan default from origination or purchase by the Company, as the case may be, until the loan is sold (typically less than 45 days). Once the Company sells the loan, the risk of loss from mortgage loan default and foreclosure generally passes to the purchaser or insurer of the loan. The Company has from the time an FHA or VA mortgage loan is originated or purchased until the first payment is due, a minimum of 31 days to request insurance or a guarantee certificate from the FHA and the VA, respectively. Once the insurance or the guarantee certificate is issued, the Company has no risk of default or foreclosure except with respect to certain losses related to foreclosures of FHA mortgage loans and losses that exceed the VA's guarantee limitation.

        Moreover, under certain types of servicing contracts, particularly contracts to service loans that have been pooled or securitized, the servicer must advance all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent. Also, to protect their liens on mortgaged properties, owners of mortgage loans usually require the servicer to advance mortgage and hazard insurance and tax payments on schedule even if sufficient escrow funds are unavailable.

        Prior to the liquidation of a loan, the servicer must absorb the cost of funds advanced during the time the advance is outstanding. Further, the servicer must bear the increased costs of attempting to collect on delinquent and defaulted mortgage loans. The servicer generally is reimbursed for such advances ultimately by the mortgage loan owner or from liquidation proceeds. In addition, if a default is not cured, the mortgage loan will be extinguished as a result of foreclosure proceedings, and any servicing income will cease. As a consequence, the Company will forego servicing income from the time such loan becomes delinquent until it is foreclosed upon or is brought current. The Company maintains a reserve for possible losses at a level considered adequate to provide for known and inherent risks related to foreclosure and disposition losses. The Company's evaluation of an adequate level of foreclosure reserves considers past loss experience, industry loss experience, geographic and product concentrations, delinquency trends, economic conditions and other relevant factors. The Company uses currently available information to make such evaluation; therefore, future adjustments to the foreclosure reserve will be required as conditions and assumptions are revised in response to changes in trends and the other factors and assumptions relevant to the Company's evaluation.

        With respect to VA loans, the VA guarantees the initial losses on a loan. The guaranteed amount generally ranges from 20% to 35% of the original principal balance. Before each foreclosure sale, the VA determines whether to bid to purchase the foreclosed loan by comparing the estimated net sale proceeds to the outstanding principal balance and the servicer's accumulated reimbursable costs and fees. If this amount is a loss and exceeds the guaranteed amount, the VA typically issues a no-bid and pays the servicer the guaranteed amount. Whenever a no-bid is issued, the servicer absorbs the loss, if any, in excess of the sum of the guaranteed principal and amounts recovered at the foreclosure sale. The Company's historical delinquency and foreclosure rate experience on VA loans has generally been consistent with that of the industry.

        In the case of loans insured by the FHA, the Company will not be reimbursed for certain amounts if foreclosure becomes necessary. Such amounts include interest on the mortgage loan for the first two months subsequent to the loan becoming delinquent and a portion of the costs of foreclosure (generally the unreimbursed amount of such costs is limited to one-third of such costs).

Changes in the Market for Servicing Rights and Mortgage Loans

Volume of Mortgage Loans Produced

        During periods of declining interest rates, the Company typically experiences an increase in loan originations because of increased home purchases and, particularly, increased refinancing activity. Increases in interest rates typically adversely affect refinancing activity, which has an adverse effect on the Company's origination revenues. For the year ended December 31, 2002 54% of the Company mortgage loan production was attributable to refinances, compared to 27% of refinances during 2001.

Sales of Mortgage Loans

        Gains or losses on sales of mortgage loans may result from changes in interest rates from the time the interest rate on a customer's mortgage loan application is established to the time the Company sells the loan. At any given time, the Company has committed to sell substantially all of its agency-eligible mortgage loans that are closed and a percentage of the agency-eligible mortgage loans that are not yet closed but for which the interest rate has been established ("pipeline loans"). To manage the interest rate risk of the Company's pipeline loans, the Company continuously projects the percentage of the pipeline loans it expects to close and, on the basis of such projections, enters into forward sales commitments to sell such loans. To reduce the effect of such interest rate changes, the Company employs a variety of techniques, currently consisting of a combination of mandatory forward sales commitments for mortgage-backed securities and put and call option contracts on U.S. Treasuries.

        If interest rates make an unanticipated change, the actual percentage of pipeline loans that close may differ from the projected percentage. A sudden increase in interest rates can cause a higher percentage of pipeline loans to close than projected. To the degree that this may not have been anticipated, the Company may not have made forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices, adversely affecting results of operations. Likewise, if a lower percentage of pipeline loans closes than was projected, due to a sudden decrease in interest rates or otherwise, the Company may have committed to sell more loans than actually close and as a result may incur significant losses in fulfilling these commitments, adversely affecting results of operations. This risk is greater during times of volatility of interest rates.

Value of Mortgage Servicing Rights

        The value of the Company's servicing portfolio may be adversely affected if mortgage interest rates decline and loan prepayments increase. In periods of declining interest rates, the economic advantages to borrowers of refinancing their mortgage loans become greater. Increases in the rate of mortgage loan prepayments reduce the period during which the Company receives servicing income from such loans. The Company capitalizes the cost of the acquisition of servicing rights from third parties and capitalizes a value for the servicing rights on loans that it originates. The value of servicing rights is based upon the net present value of estimated future cash flows. If the rate of prepayment of the related loans exceeds the rate assumed by the Company, due to a significant reduction in interest rates or otherwise, the value of the Company's servicing portfolio will decrease and accelerated amortization of servicing rights or recognition of an impairment provision may become necessary, thereby decreasing earnings. The Company attempts to mitigate these risks with respect to the value of its servicing rights by maintaining a portfolio of interest rate option and other derivative contracts whose value tends to increase in periods of declining interest rates thus mitigating the decline in value typical during the same period with respect to servicing rights. However, there can be no assurance that the Company's efforts to mitigate these risks will prevent value loss or impairment provisions.

Sales of Mortgage Servicing Rights

        The prices obtained by the Company upon the sale of its mortgage servicing rights depend upon a number of factors, including the general supply of and demand for mortgage servicing rights, as well as prepayment and delinquency rates on the portfolio of mortgage servicing rights being sold. Interest rate changes can affect the ability to sell, or the profitability of a sale of, mortgage servicing rights. Purchasers of mortgage servicing rights analyze a variety of factors, including prepayment sensitivity of loans underlying servicing rights, to determine the purchase price they are willing to pay. Thus, in periods of declining interest rates, sales of mortgage servicing rights related to higher interest rate loans may be less profitable than sales of mortgage servicing rights related to lower interest rate loans because it is possible that the loans bearing higher interest rates will be refinanced. Because these factors are largely beyond the control of the Company, there can be no assurance that the current level of profitability from the sale of mortgage servicing rights will be maintained.

Liabilities Under Representations and Warranties

        In the ordinary course of business, the Company makes representations and warranties to the purchasers and insurers of its mortgage loans and the purchasers of mortgage servicing rights regarding compliance with laws, regulations and program standards and as to accuracy of information. Under certain circumstances, the Company may become liable for certain damages or may be required to repurchase a loan if there has been a breach of representations or warranties. The Company generally receives similar representations and warranties from the correspondents from whom it purchases loans. However, in the event of breaches of such representations and warranties, the Company is subject to the risk that a correspondent may not have the financial capacity to repurchase loans when called upon to do so by the Company or otherwise may not respond to demands made by the Company.

Environmental Matters

        In the course of its business, through the foreclosure process, the Company has acquired, and may acquire in the future, properties securing loans that are in default. Although the Company lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after its acquisition and might be held liable to a governmental entity or to third parties for property damage, personal injury and investigation or cleanup costs incurred by such parties in connection with the contamination.

        To date, the Company has not been required to perform any investigation or cleanup activities of any material nature, nor has the Company been subject to any environmental claims. No assurance can be given, however, that this will remain the case in the future.

Changes in the Demand for Mortgage Loans and Leases

        The Company's operating results can fluctuate substantially from period to period as a result of a number of factors, including the volume of loan and lease production, the level of interest rates, the level of amortization of mortgage servicing rights required by prepayment rates and the performance of the Company's servicing portfolio hedges, which currently consists primarily of interest rate option contracts for ten year Constant Maturity Treasury floors, Constant Maturity Swap floors and forward purchase contracts on Fannie Mae mortgage backed securities. In particular, the Company's results are strongly influenced by the level of loan and lease production, which is influenced by the interest rate environment, other economic factors, and the competitive environment. Accordingly, it is likely that its operating results will fluctuate substantially from period to period.

Prepayment Risks

        Amounts capitalized as mortgage servicing rights are amortized over the period of, and in proportion to, estimated future net servicing income. The Company assesses its capitalized mortgage servicing rights for impairment (on a stratified basis) based on the estimated market values of those rights. Impairments are recognized as a valuation allowance for each impaired stratum. Market value is estimated by an internal valuation which is substantiated for reasonableness by reference to a third-party analysis. Both analyses value such rights in consideration of current forward committed delivery prices, prevailing interest, prepayment and default rates, mortgage to treasury spreads and other relevant factors as appropriate or allocable to each valuation stratum.

Dependence Upon Independent Mortgage Brokers and Mortgage Bankers

        The Company depends largely upon independent mortgage bankers, including smaller mortgage companies and commercial banks, and, to a lesser extent, upon independent mortgage brokers, for its originations and purchases of mortgage loans. Substantially all of the independent mortgage brokers and mortgage bankers with whom the Company does business deal with multiple loan originators for each prospective borrower. Wholesale lenders, such as the Company, compete for business based upon pricing, service, loan fees and costs and other factors. The Company's competitors also seek to establish relationships with the same independent mortgage bankers and mortgage brokers with whom the Company seeks to do business, none of whom is obligated by contract or otherwise to continue to do business with the Company. Future operating and financial results of the Company will be susceptible to fluctuations in the volume and cost of its broker and mortgage banker-sourced loans resulting from, among other things, competition from other purchasers of such loans.

Possible Changes in Accounting Estimates

        In preparing the Company's financial statements, management is required to make estimates based on available information that can affect the reported amounts of assets, liabilities and disclosures as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the Company's allowance for foreclosure losses and repurchased loans and its allowances for loan and lease losses. Additionally, estimates concerning the fair values of mortgage loans held for sale, servicing rights, servicing hedges and the Company's other hedging instruments are all relevant to ensuring that mortgage loans are carried at the lower of cost or market, and that potential impairments of servicing rights are recognized as and if required. Because of the inherent uncertainties associated with any estimation process and due to possible future changes in market and economic conditions that will affect fair values, it is possible that actual future results in realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.

Federal Programs; Availability of Active Secondary Market

        The Company's ability to generate funds by sales of mortgage-backed securities is largely dependent upon the continuation of programs administered by Fannie Mae, Freddie Mac and Ginnie Mae, which facilitate the issuance of such securities, as well as the Company's continued eligibility to participate in such programs. Although the Company is not aware of any proposed discontinuation of, or significant reduction in, the operation of such programs, any such changes could have a material adverse effect on the Company's operations. The Company anticipates that it will continue to remain eligible to participate in such programs, but any significant impairment of such eligibility would materially adversely affect its operations. In addition, the mortgage loan products eligible for such programs may be changed from time to time by the sponsor. The profitability of specific types of mortgage loan products may vary depending on a number of factors, including the administrative costs to the Company of originating or purchasing such types of mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies."

Employees

        At December 31, 2002, NetBank had 2,128 employees, substantially all of whom were full-time employees. None of NetBank's employees are represented by a union. NetBank considers its relations with employees to be good.

Available Information

        The Company's Internet address is www.NetBank.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge through its Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

        The Bank leases 48,872 square feet of office space at 11475 Great Oaks Way, Suite 100, Alpharetta, Georgia 30022. This property houses the retail bank operations and serves as the corporate headquarters. It is subject to a lease that expires on June 30, 2006. RBMG leases 131,181 square feet of office space at 9710 Two Notch Road, Columbia, South Carolina, 29223. This property houses the correspondent and whole mortgage operations. This lease expires on May 30, 2009. Meritage leases a property located at 6000 S.W. Meadows Road, Suite 500, Lake Oswego, Oregon 97035, which houses the majority of its nonconforming mortgage operations. This property is 44,900 square feet under a lease that expires September 30, 2006. Market Street leases a property located at 2650 McCormick Drive, Clearwater, Florida, 33759, and is the headquarters of the retail mortgage operations. This property is 30,756 square feet and the lease expires on April 30, 2004. In addition, the Company leases approximately 66 branch offices located in 21 different states that support the mortgage operations.

ITEM 3.    LEGAL PROCEEDINGS

Illinois Union Insurance Co. v. Commercial Money Center, Inc., et al., Case No. CV-01-0685-KJD-RJJ (District Court of Nevada)

        On December 3, 2001, NetBank, FSB was served with a complaint filed by Illinois Union Insurance Company in the United States District Court for the District of Nevada. The complaint seeks rescission of certain insurance policies relating to leases purchased by NetBank, FSB and restitution and recovery of any benefits paid to NetBank, FSB. NetBank, FSB has filed a motion to dismiss the complaint, which is currently pending with the Nevada court. NetBank, FSB, in turn, filed a separate action in the United States District Court for the Northern District of Georgia against Commercial Money Center, Inc. ("CMC"), the originator, seller, and subservicer of the leases, and Illinois Union, Safeco Insurance Company of America, and Royal Indemnity Company (the "Sureties"), the insurance companies that issued surety bonds and insurance policies guaranteeing payment of the income stream from the leases and that also served as master servicers of the leases. The NetBank, FSB action alleges claims for breach of contract, fraud, and bad faith, and seeks, among other things, payment under and enforcement of performance bonds and insurance policies issued by the insurance and surety companies. The Georgia case was subsequently transferred to the District of Nevada. Meanwhile, on October 25, 2002, the Judicial Panel on Multi-District Litigation consolidated the action brought by NetBank, FSB with more than 20 other cases pending around the country involving other investors who were seeking to enforce surety bonds and insurance policies relating to leases sold by CMC. The consolidation will result in all pre-trial activity being held in the United States District Court for the Northern District of Ohio (the "MDL Court"). Other actions have subsequently been consolidated for purposes of pre-trial activity. Currently, there are more than 35 cases involving the CMC leases and claims against the sureties that have been consolidated. NetBank, FSB believes that it will ultimately prevail on its claims against the Sureties and has joined with the other claimants in a motion for judgment on the pleadings currently pending before the MDL Court. The Sureties' key defense in denying NetBank, FSB's claims under the surety bonds is that they were fraudulently induced by CMC to issue the surety bonds in the first instance. The Sureties have also asserted related defenses that the underlying equipment leases are invalid, usurious, or otherwise unenforceable. NetBank, FSB believes that none of these defenses can defeat NetBank's claims under the surety bonds, which, according to NetBank, FSB, provided for absolute and unconditional guarantees of payment. In NetBank, FSB's view, the language of the surety bonds (and in the case of Illinois Union, the insurance policies) provides that the Sureties are, without question, responsible to NetBank, FSB as the Obligee or Named Insured under the bonds, for the underwriting of the lessees and leases, including all issues of fraud and that the Sureties waived any defense of fraud to claims under the bonds. NetBank, FSB also believes that the surety bonds make it clear that the Sureties were responsible for the performance of CMC as sub-servicer of the leases. In early 2001, Safeco, Illinois Union and Royal also confirmed the validity and enforceability of the underlying surety bonds and their roles as master servicer of the underlying leases. In addition, after the initial default by CMC to make the required lease payments to NetBank in December, 2001, NetBank, FSB notified the Sureties and demanded payment. In late January and early February, 2002, Royal and Safeco paid NetBank, FSB $1,030,824 and $901,406, respectively, with a reservation of rights to reconsider at a later date. NetBank, FSB commenced and served a lawsuit against all three Sureties in March, 2002. Following commencement of that action, Safeco and Royal ceased to make any additional payments to NetBank, FSB. The Company believes that under these facts and circumstances, the defenses asserted by the Sureties will fail as a matter of law and that NetBank, FSB will ultimately prevail on its claims.

        On May 30, 2002, CMC filed for bankruptcy protection in the United States Bankruptcy Court for the Southern District of Florida. The Florida Bankruptcy Court ordered that all collections by the servicers and sub-servicers under the leases be paid in escrow to the bankruptcy trustee pending final resolution of rights to those collections. On September 18, 2002, that bankruptcy proceeding was transferred to the United States Bankruptcy Court for the Southern District of California and is not part of the consolidation of cases in Ohio. On February 5, 2003, NetBank and the bankruptcy trustee (the "Trustee") entered into a proposed settlement agreement, subject to Bankruptcy Court approval, that will settle and resolve all of the CMC bankruptcy estate's claims against NetBank, FSB. On February 19, 2003, the trustee in the bankruptcy action (the "Trustee") filed a motion with the Bankruptcy Court requesting approval of the settlement agreement. A hearing on the Trustee's motion has been set for April 2, 2003. In summary, under the proposed settlement, if approved by the Bankruptcy Court,

  •
  The bankruptcy estate will be permitted to retain $2.7 million of the funds collected on NetBank, FSB lease pools, which funds are currently held in escrow by the Trustee.

  •
  The Trustee will release to NetBank, FSB all the remaining collection funds from NetBank, FSB lease pools held in escrow, which based on estimates in reports submitted by the servicers is approximately $2.25 million (the average monthly collections on the NetBank, FSB lease pools since June 2002 have been approximately $540,000 or 19% of the monthly lease payments owed to NetBank, FSB).

  •
  NetBank, FSB will also pay the bankruptcy estate an amount equal to 5% of its recovery from the sureties that issued surety bonds and insurance policies in connection with the NetBank, FSB lease pools, not to exceed $3.54 million.

  •
  The settlement agreement also contains provisions dealing with the disposition of the collateral under NetBank, FSB's lease pools. NetBank, FSB will retain a priority security interest in the collateral associated with each lease (including the underlying equipment) until all the lease stream payments due to NetBank, FSB under the relevant lease are made. For any lease that fully performs, the bankruptcy estate will receive any payments in excess of what is due to NetBank, FSB.

  •
  The Trustee will assign to NetBank, FSB any interest the bankruptcy estate may have in the surety bonds and insurance policies issued by the Sureties.

  •
  The parties will grant each other mutual general releases.

  •
  NetBank's proof of claim in the bankruptcy action will be allowed, but be made subject to the interests of general unsecured trade creditors of CMC.

        NetBank, FSB intends to vigorously pursue its claims against the insurance companies. At this time, we are unable to express an opinion as to the likelihood of loss, or the amount or range of potential loss, with regard to this matter.

In re Commercial Money Center, Inc./Clayton v. Commercial Money Center, Inc., Case No 02-24068 BKC RBR (Bankr. C.D. CA)

        On June 27, 2001, several lessees of equipment leased from CMC filed suit in Los Angeles Superior Court against CMC and several John Doe defendants alleging that the leases violated California usury laws, the California Financial Code, and the California Unfair Business Practices Act. The plaintiffs are seeking to rescind or reform their obligations under the leases and are seeking to recover statutory damages and attorney's fees. The plaintiffs amended their complaint to name NetBank, FSB, several other investor banks, and several surety companies as co-defendants in the action. After CMC filed for bankruptcy, the action was removed to the bankruptcy court in the Central District of California, but the plaintiffs have subsequently agreed to withdraw their claims against CMC and were successful in their motion to remand the case back to state court. NetBank, FSB intends to vigorously defend the case and to pursue recovery against Safeco Insurance Company, Royal Indemnity Company, and Illinois Union Insurance Company for any damages and costs incurred in this case. At this time, we are unable to express an opinion as to the likelihood of loss, or the amount or range of potential loss, with regard to this matter.

interstate NetBank v. NetBank, Inc. and NetBank, Case No. 1:01-CV-1324(JBS) (District of New Jersey)

        On June 27, 2001, the Company was served with a complaint for a declaratory judgment filed by interState NetBank in the District of New Jersey challenging the "NETBANK®" service mark. The Company answered and counterclaimed for trademark infringement on July 13, 2001. Discovery was stayed pending a ruling on interState NetBank's November 19, 2001 motion for summary judgment, which claimed that "NETBANK" is generic for all banking services delivered over the Internet. On September 22, 2002, the District Court ruled that "NETBANK" is generic but did not cancel the Company's existing service mark registration. The Company filed a motion for reconsideration of the District Court's decision and is still waiting for the judge to issue a decision on that motion. The Company intends to vigorously defend against interState NetBank's challenge of the "NETBANK®" service mark and will pursue its counterclaims for trademark infringement, cyberpiracy and unfair competition. While there is a possibility of an adverse outcome for the Company, at this stage of the matter, we cannot fairly determine the likelihood of an adverse outcome. However, in the event of an adverse outcome, it is unlikely that there would be a monetary loss aside from the loss in value of the intellectual property rights in the NETBANK® registration.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        NetBank's common stock is quoted on the Nasdaq Stock Market under the symbol "NTBK." The following table shows, for the periods indicated, the high and low closing prices per share of NetBank's common stock as reported by the Nasdaq Stock Market.

	High	Low
2001
First quarter	$10.88	$6.69
Second quarter	$11.90	$8.44
Third quarter	$10.70	$7.10
Fourth quarter	$11.05	$6.95
2002
First quarter	$17.20	$10.70
Second quarter	$17.86	$10.14
Third quarter	$11.92	$8.37
Fourth quarter	$10.72	$8.44
March 19, 2003	$9.70	$9.49

        The Company has not traditionally paid cash dividends to its shareholders. On January 29, 2003, however, the Company announced the initiation of a quarterly dividend program based on the Company's strong financial performance during 2002. The Company's Board of Directors declared an initial cash dividend of $.02 per share of common stock to stockholders of record on January 31, 2003. The dividend will be paid on March 15, 2003. The Company had approximately 381 shareholders of record as of March 15, 2003. Funds for the initial dividend came from sources other than earnings of the Bank. Under current OTS regulations, generally, the Bank may pay dividends and make other capital distributions to the Company after giving notice to the OTS.

        On June 29, 2001, the Company issued 1,689,189 shares of common stock to Republic Bancorp. Inc. in a private placement to a single accredited investor pursuant to Rule 506 under the Securities Act of 1933, as amended. The shares were issued as part of the consideration for the Company's acquisition of Market Street Mortgage Corporation and were valued at $8.88 per share, representing an aggregate value of approximately $15 million.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The information set forth under the caption "Selected Financial Highlights" in the Company's 2002 Annual Report to Shareholders (attached as Exhibit 13.1) is incorporated by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including all tables presented under that caption) in the Company's accompanying 2002 Annual Report to Shareholders (attached as Exhibit 13.1) is incorporated by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" (including all tables presented under that caption) in the Company's 2002 Annual Report to Shareholders (attached as Exhibit 13.1) is incorporated by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following information set forth in the Company's 2002 Annual Report to Shareholders (attached as Exhibit 13.1) is incorporated by reference:

        The Consolidated Financial Statements of NetBank, Inc., together with the report thereon of Ernst & Young LLP dated January 26, 2003, including all Notes to Consolidated Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no disagreements with accountants on accounting and financial disclosure matters that require disclosure pursuant to Item 304 of Regulation S-K. During 2002, the Company changed independent accountants. This was previously reported on a Form 8-K filed February 28, 2002.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 under the headings "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 under the heading "Compensation of Executive Officers" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2002, and in 000s except weighted-average exercise prices:

	Equity Compensation Plan Table
			(c)
	(a)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)
Plan category		Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders:
1996 Stock Incentive Plan	3,678	$10.65	2,299
Equity compensation plans not approved by security holders:
NONE

Total	3,678	$10.65	2,299

        The other information required by this item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 under the heading "Security Ownership of Principal Shareholders and Management" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 under the headings "Certain Transactions" and "Election of Directors-Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference, or in Note 26 in the Company's 2002 Annual Report to Shareholders (attached as Exhibit 13.1) is incorporated by reference.

ITEM 14.    CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure and controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Office and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

ITEM 15.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is included in NetBank, Inc.'s Proxy Statement For the Annual Meeting of Shareholders to be held on April 24, 2003 under the heading "Approval of Appointment of Independent Auditors—Audit Fees" and is incorporated herein by reference.

PART IV

ITEM 16.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The financial statements, notes, independent auditors' report and quarterly financial data listed below are attached as Exhibit 13.1 and incorporated by reference in this report in response to Item 8.

(a)
Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2002 and 2001
Consolidated Statements of Operations for the Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Shareholders' Equity for the Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Independent Auditors' Report

(b)
Reports on Form 8-K:
Report on 8-K filed December 20, 2002 announcing the issuance of $4.25 million of trust preferred securities

(c)
Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation(1)
3.1(a)	Amendment to Amended and Restated Articles of Incorporation(2)
3.2	Bylaws(1)
3.3	Amendments to the Bylaws adopted April 22, 1997(1)
10.1*	Employment Agreement dated as of January 4, 1999 between NetBank, Inc. and D.R. Grimes(3), First Amendment as of December 17, 2001(4), and Second Amendment as of February 11, 2002(5)
10.2	Lease Agreement dated as of March 17, 1999 between NetBank and Opus South Corporation(6), as amended by the First Amendment thereto dated May 25, 1999, the Second Amendment thereto dated September 15, 1999(3), the Third Amendment thereto dated October 26, 1999(3) and the Fourth Amendment thereto dated June 1, 2001
10.3*	1996 Stock Incentive Plan(1), as amended as of March 19, 1998(7), as of March 23, 1999(6), and as of December 14, 2001(8)
10.7*	Employment Agreement dated as of November 18, 2001 between NetBank, Inc. and Douglas K. Freeman(9)
10.8*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and Steven F. Herbert(10)
10.9*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and Charles E. Mapson(10)
10.10*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and Jerald W. McCoy(10)
10.11*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and R. Theodore Brauch(10)

10.12*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and William M. Ross(10)
10.13*	NetBank, Inc. Employee Stock Purchase Plan(11)
13.1	2002 Annual Report to Shareholders
21.1	List of Subidiaries
23.1	Consent of Ernst & Young LLP
23.2	Opinion of Deloitte & Touche LLP
23.3	Consent of Deloitte & Touche LLP
99.1	Certification of Chief Executive Officer and Chief Financial Executive

*
Indicates a management compensation plan or agreement.

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

(4)
Incorporated by reference to Exhibit 10.2 contained in the Registrant's Registration Statement on Form S-4 (File No. 333-75298).

(5)
Incorporated by reference in the exhibit of the same number contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-22361).

(6)
Incorporated by reference in the exhibit of the same number contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22361).

(7)
Incorporated by reference to the exhibit of the same number contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22361).

(8)
Incorporated by reference to Exhibit 10.5 contained in the Registrant's Registration Statement on Form S-4 (File No. 333-75298).

(9)
Incorporated by reference to Exhibit 10.1 contained in the Registrant's Registration Statement on Form S-4 (File No. 333-75298).

(10)
Exhibits 10.8, 10.9, 10.10, 10.11 and 10.12 of this filing are incorporated by reference to exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, contained in the Registrant's Quarterly Report on Form 10-Q filed for the quarterly period ended June 30, 2002 (File No. 0-22361).

(11)
Incorporated by reference to the exhibit of the same number contained in the Registrant's Registration Statement on Form S-8 (Regis. No. 333-51574).

(d)
Financial Statements Schedules

        The financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions or are inapplicable and have therefore been omitted.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.

NETBANK, INC.
By:	/s/ DOUGLAS K. FREEMAN Douglas K. Freeman Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

Signature	Title

/s/ DOUGLAS K. FREEMAN Douglas K. Freeman	Chairman and Chief Executive Officer
/s/ T. STEPHEN JOHNSON T. Stephen Johnson	Chairman Emeritus
/s/ STEVEN F. HERBERT Steven F. Herbert	Chief Financial Executive
/s/ STUART M. CABLE Stuart M. Cable	Director
/s/ JOEL A. SMITH, III Joel A. Smith, III	Director
/s/ WARD H. CLEGG Ward H. Clegg	Director
/s/ DONALD S. SHAPLEIGH Donald S. Shapleigh, Jr.	Director
/s/ J. STEPHEN HEARD J. Stephen Heard	Director
/s/ ROBIN C. KELTON Robin C. Kelton	Director
/s/ THOMAS H. MULLER, JR. Thomas H. Muller, Jr.	Director
/s/ W. JAMES STOKES W. James Stokes	Director
/s/ DAVID W. JOHNSON David W. Johnson	Director

Certification

I, Douglas K. Freeman, Chief Executive Officer of NetBank, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of NetBank, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer(s) and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ DOUGLAS K. FREEMAN Douglas K. Freeman Chairman and Chief Executive Officer

Certification

I, Steven F. Herbert, Chief Financial Executive of NetBank, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of NetBank, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer(s) and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ STEVEN F. HERBERT Steven F. Herbert Chief Financial Executive

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Certification
Certification