Form 10-Q
period 2003-03-31
NETBANK INC
filed 2003-05-14
CIK 1035826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding At May 5, 2003
Common Stock, par value $.01	47,966,627

NETBANK, INC.
TABLE OF CONTENTS

Part I.              Item 1. Financial Statements

NetBank, Inc.

Consolidated Balance Sheets

(unaudited and in 000’s except share amounts)

	March 31, 2003	December 31, 2002
Assets
Cash and cash equivalents:
Cash and due from banks	$75,537	$34,687
Federal funds sold	40,531	76,878
Total cash and cash equivalents	116,068	111,565
Investment securities available for sale-at fair value (amortized cost of $551,446 and $636,991, respectively)	565,678	654,719
Stock of Federal Home Loan Bank of Atlanta - at cost	33,500	36,600
Loans held for sale	1,667,638	1,514,625
Loans and leases receivable - net of allowance for credit losses of $41,957 and $42,576, respectively	1,019,393	892,093
Mortgage servicing rights - net	105,761	88,502
Accrued interest receivable	11,470	12,839
Furniture, equipment and capitalized software - net	49,526	46,610
Goodwill and other intangibles - net	44,257	41,696
Due from servicers and investors	54,205	70,526
Other assets	66,094	57,777
Total assets	$3,733,590	$3,527,552

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$2,279,313	$2,044,922
Other borrowed funds	838,633	882,488
Convertible subordinated debt	26,169	26,126
Trust preferred securities	4,382	4,382
Accrued interest payable	11,187	13,266
Loans in process	70,709	45,734
Accounts payable and accrued liabilities	96,972	109,044
Total liabilities	3,327,365	3,125,962

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par (10,000,0000 shares authorized; none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,743,235 and 52,674,751 shares issued, respectively)	527	527
Additional paid-in capital	431,057	426,485
Retained earnings (deficit)	7,161	(2,568)
Accumulated other comprehensive income, net of taxes of $5,373 and $6,702, respectively	8,859	11,026
Treasury stock, at cost (4,737,738 and 4,024,193 shares, respectively)	(41,379)	(33,880)
Total shareholders’ equity	406,225	401,590
Total liabilities and shareholders’ equity	$3,733,590	$3,527,552

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Operations

(unaudited and in 000’s except per share amounts)

	Three months ended March 31,
	2003	2002
Interest income:
Loans and leases	$38,261	$27,562
Investment securities	6,609	8,403
Short-term investments	132	813
Total interest income	45,002	36,778

Interest expense:
Deposits	12,446	13,774
Other borrowed funds	9,053	10,661
Total interest expense	21,499	24,435
Net interest income	23,503	12,343
Provision for credit losses	868	104
Net interest income after provision for credit losses	22,635	12,239

Non-interest income:
Service charges and fees	11,326	3,385
Gains on sales of mortgage loans and mortgage servicing rights	48,923	5,673
Gain (loss) on sales of securities	6,332	(85)
Other income	2,563	—
Total non-interest income	69,144	8,973

Non-interest expense:
Salaries and benefits	29,810	5,630
Customer service	2,771	3,238
Loan servicing	606	2,043
Marketing	2,074	1,567
Data processing	4,150	2,366
Depreciation and amortization	3,536	1,915
Impairment and amortization of mortgage servicing rights	9,801	—
Office expenses	2,723	661
Occupancy	4,313	970
Travel and entertainment	852	142
Professional fees	2,887	440
Other expenses	5,309	638
Prepayment penalties on the early extinguishment of debt	5,976	—
Acquisition and severance costs	—	10,085
Total non-interest expense	74,808	29,695
Income (loss) before income taxes	16,971	(8,483)
Income tax (expense) benefit	(6,269)	2,845
Net income (loss)	$10,702	$(5,638)

Net income (loss) per common and potential common shares outstanding:
Basic	$0.22	$(0.19)
Diluted	$0.22	$(0.19)

Weighted average common and potential common shares outstanding:
Basic	48,324	29,239
Diluted	48,762	29,239

Dividends declared on common stock	$0.02	$—

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited and in 000’s except share amounts)

	Common shares	Common stock	Additional paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance - January 1, 2003	52,675	$527	$426,485	$(2,568)	$11,026	$(33,880)	$401,590
Comprehensive income:
Net income	—	—	—	10,702	—	—	10,702
Unrealized loss on securities, net of taxes	—	—	—	—	(2,167)	—	(2,167)
Comprehensive income							8,535
Dividends declared on common stock	—	—	—	(973)	—	—	(973)
Purchase of shares of common stock for treasury, net of reissuances	—	—	(3)	—	—	(7,499)	(7,502)
Exercise of stock options	68	—	4,575	—	—	—	4,575
Balance - March 31, 2003	52,743	$527	$431,057	$7,161	$8,859	$(41,379)	$406,225

	Common shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance – January 1, 2002	31,751	$318	$267,004	$13,289	$(3,648)	$(21,509)	$255,454
Comprehensive income:
Net loss	—	—	—	(5,638)	—	—	(5,638)
Unrealized loss on securities, net of taxes	—	—	—	—	(23)	—	(23)
Comprehensive loss	—	—	—	—	—	—	(5,661)
Reissuance of shares of common stock held in treasury	—	—	—	—	—	42	42
Issuance of stock in conjunction with the acquisition of Resource Bancshares Mortgage Group, Inc.	19,717	197	155,365	—	—	—	155,562
Exercise of stock options	—	—	3	—	—	—	3
Balance - March 31, 2002	51,468	$515	$422,372	$7,651	$(3,671)	$(21,467)	$405,400

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Cash Flows

(unaudited and in 000’s except share amounts)

	Three months ended March 31,
	2003	2002
Operating activities:
Net income (loss)	$10,702	$(5,638)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,536	1,915
Amortization of premiums on loan and lease receivables	543	12,368
Net amortization (accretion) of premiums (discounts) on investment securities	1,592	(426)
Origination of loans held for sale	(4,357,423)	(499,674)
Proceeds from sales of loans held for sale	4,252,301	552,166
Net gain on sales of mortgage loans and servicing rights	(48,923)	(5,673)
Capitalization of mortgage servicing rights	(50,201)	(8,908)
Proceeds from sale of mortgage servicing rights	22,795	9,465
Impairment and amortization of mortgage servicing rights	9,801	—
Provision for credit losses	868	104
Changes in assets and liabilities which provide (use) cash:
Decrease in accrued interest receivable	1,369	3,062
Decrease in other assets, due from servicers, and intangibles	5,443	4,554
(Decrease) increase in accrued interest payable	(2,079)	249
(Decrease) increase in accounts payable and accrued liabilities	(12,072)	15,063
Increase in loans in process	24,975	8,833
Net cash (used in) provided by operating activities	(136,773)	87,460

Investing activities:
Purchases of available for sale securities	(50,508)	(490,189)
Principal repayments on available for sale investment securities	19,973	42,671
Sales and maturities of available for sale investment securities	122,149	536,332
(Gain) loss on sales of available for sale investment securities	(6,332)	85
Sale of Federal Home Loan Bank Stock	3,100	15,914
Origination and purchases of loans and leases	(241,872)	(177,047)
Principal repayments on loans and leases	114,582	166,297
Purchases of furniture, fixtures, and equipment	(6,452)	(1,379)
Net cash acquired in business combination	—	29,762
Net cash (used in) provided by investing activities	(45,360)	122,446

Financing activities:
Increase in money market and checking accounts	289,145	143,436
(Decrease) increase in certificates of deposits	(54,754)	95,185
Proceeds from other borrowed funds	1,642,598	—
Repayments of other borrowed funds	(1,686,453)	(232,785)
Exercise of stock options	4,575	—
Net (purchase) issuance of treasury stock	(7,646)	42
Net proceeds from the issuance of common stock	144	4
Dividend payments on common stock	(973)	—
Net cash provided by financing activities	186,636	5,882
Net increase in cash and cash equivalents	4,503	215,788
Cash and cash equivalents:
Cash, beginning of period	111,565	22,347
Cash, end of period	$116,068	$238,135

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$23,578	$24,186
Cash paid during the period for income taxes	$1,734	$950

Non-cash investing and financing activities:
Fair value of assets acquired	$—	$1,074,621
Liabilities assumed	—	(919,930)
Stock issued in transaction	—	(154,691)
Cash paid for business	$—	$—

See notes to consolidated financial statements.

NETBANK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

1.                                      ORGANIZATION AND BASIS OF PRESENTATION

NetBank, Inc. is a savings and loan holding company that wholly owns the outstanding stock of NetBank®, (“NetBank, FSB”), a federal savings bank; Meritage Mortgage Corporation (“Meritage”), a wholesale nonconforming mortgage provider; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc., (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities. NetBank, FSB also owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, and Resource Bancshares Mortgage Group, Inc. (“Resource”). Resource wholly owns RBMG, Inc. (“RBMG”), a wholesale mortgage banking company, and Republic Leasing Company, Inc. (“Republic Leasing”), a small ticket financing company.

NetBank, Inc. acquired Resource on March 31, 2002, and subsequently reorganized the holding company structure as described above based on operational, licensing and funding needs. NetBank, Inc. acquired Market Street on June 29, 2001 and subsequently donated Market Street to NetBank, FSB. Accordingly, the financial impact of Resource and Market Street are included from the dates of acquisition. The entire consolidated company is referred to herein as “NetBank” or  “the Company”.

In the opinion of management, the unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in NetBank’s Form 10-K filed with the SEC for the year ended December 31, 2002. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 2002 amounts have been reclassified for comparability with 2003 amounts.

All dollar figures are presented in thousands (000s) except per share data unless otherwise noted.

2.                                      ACQUISITIONS

On March 31, 2002, NetBank consummated its acquisition of Resource pursuant to an Agreement and Plan of Merger dated November 18, 2001. In the merger, NetBank issued 1.1382 shares of NetBank common stock in exchange for each outstanding share of Resource common stock, equivalent to 19.7 million shares of common stock plus cash in lieu of fractional shares. The transaction was accounted for as a purchase and a total of $20.6 million of goodwill was recorded.

On June 29, 2001, NetBank, Inc. acquired all of the outstanding stock of Market Street pursuant to an agreement dated April 15, 2001, and amended as of June 29, 2001, among NetBank, Net Interim, Inc., Republic Bank, Republic Bancorp, Inc. and certain shareholders of Market Street. The consideration paid consisted of 1,689,000 shares of NetBank common stock valued at $8.96 per share and cash of $6.1 million. The acquisition was accounted for as a purchase, and approximately $20.1 million in goodwill, including transaction costs, was recorded.

Pro-forma unaudited financial information assuming Resource was included in the results of operations for the three  months ended March 31, 2002 follows:

Net interest income	$25,447
Net loss	$(6,406)
Basic loss per share	$(0.13)
Diluted loss per share and common equivalent share outstanding	$(0.13)

3.                                      ACCOUNTING POLICIES

Reference is made to the accounting policies of NetBank described in the notes to financial statements contained in NetBank’s Form 10-K for the year ended December 31, 2002. The Company has followed those policies in preparing this report.

Significant Estimates. In preparing the financial statements, management is required to make estimates based on available information that can affect the reported amounts of assets, liabilities and disclosures as of the balance sheet dates and revenues and expenses for the related periods.  Such estimates relate principally to the Company’s allowance for foreclosure losses and repurchased loans, the allowance for credit losses, and the unamortized premiums on loans and leases held for investment.  Additionally, estimates concerning the fair values of mortgage loans held-for-sale, lease receivables, interest rate lock commitments, servicing rights, servicing hedges and the Company’s other hedging instruments are all relevant to ensuring that leases and mortgage loans are carried at the lower of cost or market, that interest rate locks are carried at market, and that potential impairments of servicing rights are recognized if required.  Because of the inherent uncertainties associated with any estimation process and due to possible future changes in the market and economic conditions that will affect fair values, it is possible that actual future results and realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.

Stock Options. The Company accounts for stock options issued under the recognition and measurement principles of Accounting Principles Board 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,
	2003	2002
Net income (loss), as reported	$10,702	$(5,638)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(469)	(238)
Pro forma net income (loss)	$10,233	$(5,876)

Earnings (loss) per share:
Basic – as reported	$0.22	$(0.19)
Basic – pro forma	$0.21	$(0.20)

Diluted – as reported	$0.22	$(0.19)
Diluted – pro forma	$0.21	$(0.20)

4.                                      NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees.  FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote.  The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002.  For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance.  This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002.  During the three months ended March 31, 2003, NetBank recorded a charge of $287 as a lower of cost or market adjustment associated with the establishment of reserves for potential future losses based on current loan sales in accordance with this new interpretation.

5.                                      LOAN AND LEASE RECEIVABLES

Prior to its acquisition of Resource, NetBank’s primary loan investment strategy was to purchase pools of loans from other financial institutions. Generally the selling institutions retained the servicing for such loan purchases. However, since its acquisitions of Market Street and Resource, NetBank has discontinued purchasing pools of loans from other financial institutions and selectively retains a portion of its originated loans for investment purposes.  Additionally, NetBank retains primarily all of the small ticket equipment leases it originates. At March 31, 2003 and December 31, 2002 the Company had net unamortized premiums on its loans and leases of $24,612 and $23,547, respectively.

The Company did not purchase any pools of loans or leases from outside financials institutions during the three months ended March 31, 2003. The following table displays the purchased loan and lease pools for the three months ended March 31, 2002:

Types of Loans Purchased	Principal Amount	Premium Amount	Average interest rate of pool(s)
First Mortgages	$18,770	$(64)	6.24%
Second mortgages	11,393	(198)	8.34-8.54%
Leases	152,582	—	7.00%
Total	$182,745	$(262)

The following is a summary of NetBank’s loan and lease receivables portfolio:

	As of March 31, 2003		As of December 31, 2002
	Amount	%	Amount	%
Residential mortgages	$678,703	63.9%	$545,120	58.3%
Leases	309,962	29.2%	305,276	32.7%
Home equity lines	70,336	6.6%	82,051	8.8%
Consumer	2,161	0.3%	2,025	0.2%
Construction	185	0.0%	188	0.0%
Auto	3	0.0%	9	0.0%
Total	1,061,350	100.0%	934,669	100.0%
Less allowance for credit losses	(41,957)		(42,576)
Total	$1,019,393		$892,093

6.                                      ALLOWANCE FOR CREDIT LOSSES

The following is a summary of the allowance for credit losses:

	Quarter ended March 31
	2003	2002
Beginning balance	$42,576	$22,865
Allowance recorded in connection with the purchase of loan pools	—	7,162
Provision for credit losses	868	104
Allowance aquired in connection with acquisition of Resource	—	1,828
Allowance transferred to held for sale	—	(3,270)
Charge-offs, net of recoveries:
Residential mortgages	(256)	(460)
Leases	(928)	(386)
Home equity lines	(285)	(28)
Consumer	(18)	(65)
Auto	—	(10)
Total charge-offs, net of recoveries	(1,487)	(949)
Ending balance	$41,957	$27,740

Allowance for credit losses as a percent of average total loan and lease receivables	4.2%	1.8%

NetBank considers a loan or lease to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan or lease agreement. NetBank measures impairment of a loan or lease on a loan-by-loan or lease-by-lease basis.  Amounts of impaired loans that are not probable of collection are charged-off immediately. NetBank had $2,824 and $3,485 real estate owned resulting from foreclosures at March 31, 2003, and December 31, 2002, respectively. NetBank had $4,469 and $4,988 loans that were restructured as of March 31, 2003, and December 31, 2002, respectively. NetBank’s other real estate owned consists almost entirely of residential properties as a result of foreclosures.

The following tables detail NetBank’s loan and lease portfolio:

	March 31, 2003
	Gross UPB	Allowance	Non- performing assets (1)	Allowance / NPA

Residential mortgages	$678,703	$10,333	$1,326	779%
Leases	309,962	30,271	84,914	36%
Home equity lines	70,336	1,119	411	272%
Consumer	2,161	234	8	2925%
Construction	185	—	—	—
Auto	3	—	—	—
Loan and lease receivables	$1,061,350	$41,957	$86,659	48%

	December 31, 2002
	Gross UPB	Allowance	Non- performing assets (1)	Allowance / NPA

Residential mortgages	$545,120	$10,464	$1,851	565%
Leases	305,276	30,237	85,174	36%
Home equity lines	82,051	1,659	—	—
Consumer	2,025	216	—	—
Construction	188	—	—	—
Auto	9	—	—	—
Loan and lease receivables	$934,669	$42,576	$87,025	49%

(1)            Non-performing assets (“NPA”) include all loans and leases that are 90 days or more delinquent or on non-accrual status. The tables above do not include $18,927 and $30,443 of non-performing loans classified as held for sale as of March 31, 2003, and December 31, 2002, respectively. Since loans classified as held for sale are carried at the lower of cost or market the estimated losses that may occur would have already been recorded in both the balance sheet and statement of operations.

7.                                      FAIR VALUE AND IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

For purposes of evaluating its mortgage servicing rights portfolio for impairment, the Company disaggregates its servicing portfolio into two primary segments: available for sale and held for sale.

The segment of the portfolio designated as available for sale is composed of servicing rights that were purchased in bulk transactions or that were retained out of production pursuant to individual portfolio retention decisions. As of March 31, 2003, the Company is retaining the majority of its conventional mortgage servicing rights.  The available for sale portfolio is disaggregated for purposes of measuring potential impairments according to defined risk tranches. The Company has defined its risk tranches based upon interest rate band and product type. With respect to each such risk tranche, the fair value thereof, which is based upon an internal analysis that considers current market conditions, prevailing interest rates, prepayment speeds, default rates and other relevant factors, is compared to amortized carrying values of the mortgage servicing rights for purposes of measuring potential impairment. The Company uses Constant Maturity Swap rate (CMS) floors, Constant Maturity Treasury rate (CMT) floors and corridors, interest rate swap contracts, interest rate caps and forward purchase contracts on FNMA mortgage backed securities (FNMA TBA) to protect itself against interest rate and prepayment risk on its available for sale portfolio.

The segment of the portfolio designated as held for sale is composed of recently produced mortgage servicing rights that are scheduled for sale and have been allocated to specific forward servicing sales contracts. The held for sale portfolio is disaggregated for purposes of measuring possible impairments according to the specific forward sales contracts to which allocated, which the Company has determined to be the appropriate approach to disaggregation by predominant risk characteristic for this portfolio. For each such risk tranche, the fair value is based upon the allocated forward committed delivery price, which is compared to amortized carrying value for purposes of measuring potential impairment.

At March 31, 2003, the following amounts related to NetBank’s mortgage servicing rights portfolio:

	Available for sale	Held for sale
Unpaid principal balance (“UPB”)	$7,666,062	$391,019
Carrying value	$99,605	$6,156
Carrying value / UPB	1.30%	1.57%
Weighted average note rate	6.57%	5.95%
Weighted average service fee	0.38%	0.32%
Net basis as multiple	3.45	4.92

The following table summarizes changes in the impairment reserve for NetBank’s available for sale mortgage servicing rights:

Balance as of January 1, 2003	$14,429
Impairment expense	3,904
Balance as of March 31, 2003	$18,333

8.                                      DEPOSITS

The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by the Company:

	As of March 31, 2003			As of December 31, 2002
($s in 000s)	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$293,375	12.9%	N/A	$227,490	11.1%	N/A
Interest bearing:
Checking accounts	187,330	8.2%	1.6%	163,938	8.0%	1.6%
Money market	1,011,741	44.4%	2.2%	811,873	39.7%	2.3%
Certificate of deposit under $100,000	670,221	29.4%	3.2%	720,399	35.2%	3.4%
Certificate of deposit over $100,000	116,646	5.1%	3.2%	121,222	6.0%	3.4%
Total deposits	$2,279,313	100.0%		$2,044,922	100.0%

Accrued interest as of March 31, 2003, related to checking, money market and certificates of deposit accounts was $91, $727 and $7,447, respectively. Accrued interest as of December 31, 2002, related to checking, money market, and certificates of deposit accounts was $71, $512 and $9,318, respectively. At March 31, 2003, and December 31, 2002, $586 and $641 of overdrawn deposits were classified as loans, respectively.

9.                                      BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of March 31, 2003 follows:

Type of borrowing	Year of maturity	Range of stated interest rates at March 31, 2003	Principal amount outstanding at March 31, 2003
$ 100 million warehouse line of credit	2003	2.55%*	$—
$ 250 million master repurchase facility	2003	2.60%*	66,996
$ 200 million master repurchase facility	2003	2.59%*	38,440
$ 625 million FHLB warehouse line	2003	DRC + 0.50%*	—
FHLB advances	2003	2.50-2.83%	180,000
FHLB advances	2004	2.31-4.45%	250,000
Convertible subordinated notes	2004	4.75%	26,358
FHLB advances	2005	5.63-7.41%	170,000
FHLB advances	2006	5.63%	20,000
FHLB advances	2007	7.50%	25,000
FHLB advances	2009	4.64%	25,000
NBI Trust I preferred securities	2032	LIBOR + 3%*	4,382
$ 175 million master repurchase facility	N/A	1.57%*	63,197
Total			869,373
Less unamortized discount			(189)
Total debt			$869,184

* Indicates a variable rate

All of the Federal Home Loan Bank (“FHLB”) advances are fixed rate; however, five advances totaling $150,000 may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR.  The FHLB warehouse line is a $625,000 adjustable line of credit with a floating rate based on the daily rate credit (“DRC”) plus 50 basis points used to fund mortgages originated by Market Street and RBMG. All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans.  At March 31, 2003 NetBank had pledged $537,817 of investment securities to the FHLB as collateral for various FHLB advances.

Convertible Subordinated Notes (“Notes”) were originally issued for $115,000, in a public offering during the year ended December 31, 1999.  The Notes mature on June 1, 2004 unless previously redeemed and bear interest at 4.75% payable semi-annually on June 1 and December 1 of each year beginning December 1, 2000.  Holders of the Notes may convert any Notes or portions of the Notes into shares of NetBank’s common stock at a conversion price of $35.67 per share, subject to adjustment.  This is equivalent to 28.0348 shares of common stock per one thousand dollars of principal amount of the Notes.  NetBank may redeem the Notes, in whole or in part, at any time on or after June 4, 2002, at the declining redemption prices listed in the indenture plus accrued interest.  In the event of a change of control, under certain circumstances holders of the Notes may require NetBank to repurchase their Notes in whole or in part at a repurchase price of 100% of the principal amount plus accrued interest.  The Notes are unsecured and are subordinated to all of NetBank’s existing and future “senior indebtedness,” as defined in the indenture governing the Notes.

During 2002, NetBank issued $4,382 of trust preferred securities in a private pooled transaction through a newly formed trust, NBI Trust I. The securities carry a variable rate and were initially priced at LIBOR plus 3.35% with a cap of 12.5% through January 2008.  Interest payments and the resetting of the rate both occur on a quarterly basis. The securities are scheduled to mature in December 2032 and cannot be redeemed by NBI Trust for a minimum of five years.

Most of the revolving lines of credit, warehouse line of credit (other than the FHLB warehouse line), the master repurchase facilities and commercial paper conduit facility are secured by mortgage loans and are subject to restrictive covenants, such as minimum net worth requirements; minimum tangible net worth requirements; certain minimum financial ratios, all as defined in the terms of the related debt agreements; maintenance of servicer eligibility for various government agencies; a minimum balance in the mortgage servicing rights portfolio, and certain minimum liquidity requirements.  In addition, the covenants restrict business activities to those related to the mortgage banking and lending business and the servicing of mortgage loans.  NetBank was in compliance with all debt covenants in place as of March 31, 2003.  Although management anticipates complying with all current debt covenants, there can be no assurance that NetBank or its individual subsidiaries will be able to comply with all debt covenants in the future.  Failure to comply could result in the loss of the related financing. Short-term debt outstanding to third parties reached the highest level for the quarter in January with an average monthly balance of $334 million.

10.                               SHAREHOLDERS’ EQUITY

NetBank has authorized 100,000 shares of Series A Junior Participating Preferred Stock, without par value (“Series A Stock”). Each share of Series A Stock will be entitled to 1,000 votes on all matters submitted to a shareholder vote.  The Series A Stock is not redeemable or convertible into any other security. Each share of Series A Stock will have a minimum cumulative preferred quarterly dividend rate equal to the greater of $1 per share or 1,000 times the aggregate per share amount of dividends declared on common stock in the related quarter. In the event of liquidation, shares of Series A Stock will be entitled to a preferential liquidation payment equal to the greater of $1,000 per share plus any accrued and unpaid dividends or 1,000 times the payment to be made per share of common stock. No shares of Series A Stock are presently outstanding, and no shares are expected to be issued except in connection with the shareholder rights plan referred to below.

Effective January 20, 2000, NetBank’s Board of Directors adopted a Shareholder Rights Plan pursuant to which all shareholders of record on February 4, 2000, received one right to purchase a fractional (1/1000th) share of a new series of preferred stock for each share of NetBank’s common stock owned on that date. These rights will only trade with NetBank’s common stock if certain events occur. In the event of merger of NetBank into another entity or an acquisition of 20% of NetBank’s common stock by any person or entity, these rights, unless previously redeemed by NetBank, will convert into a right to acquire at a discount price, either the stock of the acquiring entity or additional share of NetBank’s common stock. These rights will be exercisable at $150 for each 1/1000th of a share of preferred stock and will expire on February 4, 2010.  These rights are redeemable at $.01 per right at the option of NetBank.

Common Stock – At March 31, 2003, and December 31, 2002, there were 52,743,235 and 52,674,751 shares of common stock issued, respectively.  The 68,484 increase is the result of option exercises.

Additional Paid-in Capital – During the three months ended March 31, 2003, additional paid-in capital increased $4,575 related to the exercise of stock options which was offset in part by a decline of $3 related to the reissuance of treasury stock related to the Company’s employee stock purchase plan.

Retained Earning – During the three months ended March 31, 2003, retained earning increased $9,729 due to net income of $10,702, partially offset by dividends of $973.

Accumulated Other Comprehensive Income (“OCI”) – OCI declined by $2,167 during the three months ended March 31, 2003, related primarily to the realization of gains associated with the sale of certain available for sale investment securities.

Treasury Stock – At March 31, 2003, NetBank had 4,737,738 shares of treasury stock compared to 4,024,193 shares of treasury stock at December 31, 2002. The 713,545 increase in shares is primarily due to the repurchase of 731,000 shares during the three months ended March 31, 2003. This increase was in part offset by the reissuance of 17,455 treasury shares relating to the Company’s employee stock purchase plan.

Dividends – On April 21, 2003, NetBank’s Board of Directors declared a dividend in the amount of $.02 per share to shareholders of record on April 30, 2003. The dividend will be paid on June 15, 2003.

11.                               NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income (loss) per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income (loss) per common and potential common share for the three months ended March 31, 2003 and 2002. For the three months ended March 31, 2002, there is no difference in basic and diluted shares as the effect of options outstanding to purchase common shares would be anti-dilutive to the net loss for that period. The effect of convertible debt securities outstanding has not been included in any of the periods presented because the assumed conversion of such securities would be anti-dilutive.

	Net (loss) income (numerator)	Shares (denominator)	Per share amount

	Three months ended March 31, 2003
Basic EPS	$10,702	48,324	$0.22
Effect of dilutive securities-options to purchase common shares	—	438	—
Diluted EPS	$10,702	48,762	$0.22

	Three months ended March 31, 2002
Basic EPS	$(5,638)	29,239	$(0.19)
Effect of dilutive securities-options to purchase common shares	—	—
Diluted EPS	$(5,638)	29,239	$(0.19)

12.                               BUSINESS SEGMENTS

NetBank’s principal activities include retail banking and mortgage banking.  The retail banking segment primarily consists of offering consumer banking products such as checking, money market, and certificates of deposit and the purchase of bulk loan portfolios and securities for investment.  The mortgage banking segment originates mortgage loans directly with borrowers and purchases mortgage loans from correspondents and/or brokers. The mortgage banking segment packages or pools such loans either inclusive or exclusive of servicing rights for sale into the secondary market.

The accompanying segment data includes the results of Resource commencing April 1, 2002, reflecting the date of acquisition. The 2002 table includes the effects of certain transactions related to the acquisition of Resource, including restructuring the investment portfolio in anticipation of the Resource transaction and certain compensation charges related to changes in management as a result of the transaction.

The financial information for each business segment reflects specific identifiable transactions or allocated transactions based on an internal allocation method. The measurement of the performance of the business segments is based on the management structure of NetBank and is not necessarily comparable with similar information from any other financial institution. The information presented is also not necessarily indicative of the segment’s operations if they were independent entities.

	For the three months ended March 31, 2003
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Interest income	$19,500	$25,495	$—	$7	$45,002
Intersegment interest income	8,509	—	506	(9,015)	—
Total interest income	28,009	25,495	506	(9,008)	45,002
Interest expense	19,427	1,660	412	—	21,499
Intersegment interest expense	485	8,221	309	(9,015)	—
Total interest expense	19,912	9,881	721	(9,015)	21,499
Net interest income	8,097	15,614	(215)	7	23,503
Provision for credit losses	849	19	—	—	868
Non-interest income	9,557	60,532	2	(947)	69,144
Non-interest expense	21,185	52,157	1,496	(30)	74,808
Income before income taxes	$(4,380)	$23,970	$(1,709)	$(910)	$16,971

Total assets	$3,498,051	$1,908,539	$578,981	$(2,251,981)	$3,733,590

	For the three months ended March 31, 2002
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Interest income	$32,151	$4,620	$7	$—	$36,778
Intersegment interest income	1,091	—	411	(1,502)	—
Total interest income	33,242	4,620	418	(1,502)	36,778
Interest expense	23,070	988	377	—	24,435
Intersegment interest expense	411	1,091	—	(1,502)	—
Total interest expense	23,481	2,079	377	(1,502)	24,435
Net interest income	9,761	2,541	41	—	12,343
Provision for credit losses	104	—	—	—	104
Non-interest income	2,953	5,895	125	—	8,973
Non-interest expense	15,654	4,475	9,566	—	29,695
Income before income taxes	$(3,044)	$3,961	$(9,400)	$—	$(8,483)

Total assets	$2,712,260	$1,366,927	$425,054	$(524,809)	$3,979,432

13.                               LOSS CONTINGENCY

NetBank, FSB is involved in litigation with three insurance companies who are sureties on some of NetBank, FSB’s commercial lease portfolios. NetBank, FSB has filed a claim for all principal and interest payments that are currently past due.  The unpaid principal balance and unpaid interest balance total $83,769. In accordance with the Office of Thrift Supervision requirements, the Company maintains an allowance for losses against this portfolio of $21,228.  The entire portfolio has been placed on non-accrual status pending outcome of the litigation.  For the three months ended March 31, 2003 the Company did not receive and did not accrue interest of $1,539 and incurred $151 of legal expenses related to this litigation.

14.                             GUARANTEES

The Company has issued mortgage-backed securities under programs sponsored by Ginnie Mae, Freddie Mac and Fannie Mae.  In connection with servicing mortgage-backed securities guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae, the Company advances certain principal and interest payments to security holders prior to their collection from specific mortgagors.  Additionally, the Company must remit certain payments of property taxes and insurance premiums in advance of collecting them from specific mortgagors and make certain payments of attorney’s fees and other costs related to loans in foreclosure.  These amounts are included in servicing advances under the caption receivables in the accompanying consolidated balance sheets. Likewise, during the month that a mortgagor pays off his/her mortgage, the Company must accept an interest payment from the borrower that is pro-rated to the date of payoff and pass through a full month’s interest to the security holder.  The Company includes its projection of the cost of such advances, lost interest on mortgages that prepay, and the expense of unreimbursed attorney and other costs associated with foreclosure in its valuation of the servicing assets.

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights.  Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or servicing rights for losses if there has been a breach of representations or warranties.  For the three months ended March 31, 2003, NetBank repurchased $9,751 of loans.  Repurchased loans are carried at the lower of cost or net realizable value.  At March 31, 2003, and December 31, 2002, NetBank had $15,941 and $11,893 of reserves resulting from the estimation of the net realizable value associated with repurchased loans, respectively.

In certain sales of whole loans and sales of servicing, the Company is contractually obligated to refund to the purchaser, certain premiums paid to the Company on the sale of loans or servicing rights if the mortgagor prepays the mortgage during a specified period of time (generally from 60 to 120 days after sale).  The Company had reserves for its estimated obligation of $1,385 and $1,475 as of March 31, 2003, and December 31, 2002, respectively.

Part I.              Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this report are forward-looking statements. Forward-looking statements include statements regarding the intent, belief or current expectations of NetBank or its officers and directors and can be identified by the use of forward-looking terms such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or comparable terminology. The Company’s actual results could differ materially from those anticipated from the forward-looking statements, depending on various important factors. These factors include a possible decline in asset quality, potential difficulties in integrating the Company’s operations with those of companies acquired, the cyclical nature of the mortgage banking industry generally, the evolving nature of the market for internet banking and financial services generally, the possible adverse effects of unexpected changes in the interest rate environment, and increasing competition and regulatory changes. The Company’s 2002 Form 10-K filed with the Securities and Exchange Commission, contains additional details on these and other risks that are material to operations. All forward-looking statements in this report are based on information available as of the date this report was filed with the SEC. The Company does not undertake to update any forward-looking statements that may be made.

General

NetBank, Inc. is a savings and loan holding company that wholly owns the outstanding stock of NetBank®, (“NetBank, FSB”), a federal savings bank; Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc., (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities.  NetBank, FSB also owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, and Resource Bancshares Mortgage Group, Inc. (“Resource”). Resource wholly owns RBMG, Inc. (“RBMG”), a wholesale mortgage banking company, and Republic Leasing Company, Inc. (“Republic Leasing”), a small ticket financing company.

NetBank, Inc. acquired Resource on March 31, 2002, and subsequently reorganized the holding company structure as described above based on operational, licensing and funding needs. NetBank, Inc. acquired Market Street on June 29, 2001, and subsequently donated Market Street to NetBank, FSB. Accordingly, the financial impact of Resource and Market Street are included from the dates of acquisition. The entire consolidated company is referred to herein as “NetBank” or  “the Company”.

All dollar figures are presented in thousands (000s) except per share data unless otherwise noted.

Financial Condition

General. Total assets for the three months ended March 31, 2003, increased $206,038 or 5.84% to $3.7 billion.  This increase is primarily due to the level of production in the mortgage banking segment outpacing the velocity of its sales into the secondary markets resulting in a $153,013 increase in loans held for sale. Further, the Company chose to retain $215,037 of mortgage loans to replace the $87,737 of loans that ran off during the quarter resulting in an increase of $127,300 in loan and lease receivables. Additionally, the Company’s mortgage servicing rights portfolio increased $17,259 as the Company continued to retain primarily all of its originated conventional mortgage servicing rights. These increases were offset in part by a reduction of $89,041 in the investment securities available for sale portfolio as the Company chose to sell certain investment securities and use the proceeds to pay off certain fixed-rate term advances from the Federal Home Loan Bank (“FHLB”) which will more effectively balance its interest rate sensitivity and improve the net interest margin going forward. Receivables from servicers and investors also decreased by $16,321 as receipts from fourth quarter 2002 sales outpaced the establishment of receivables associated with current quarter sales of mortgage loans.

Investment Securities.  During the three months ended March 31, 2003, the Company opportunistically sold approximately $100,000 of its investment securities at a gain of $6,332.  NetBank used the proceeds to purchase $50,000 of new securities and to pay off certain fixed-rate term FHLB advances.  The $6,332 gain on the sale more than offset the $5,976 of prepayment penalties incurred on the early extinguishments of the debt.  Eliminating the yield differential between the investment securities sold and the extinguished FHLB advances will increase net interest income by approximately $100 per month. Should the opportunity present itself, NetBank will continue to selectively sell investment securities in order to use the proceeds to better position its net interest margin for the benefit of future periods.

The following tables set forth certain information relating to the Company’s available for sale securities at March 31, 2003, and December 31, 2002:

As of March 31, 2003	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$155,258	$3,208	$2	$158,464
Collateralized mortgage obligations	2,374	56	—	2,430
U.S. government agencies	380,621	11,678	—	392,299
Corporate bonds	9,683	—	963	8,720
Habitat bonds and other	3,510	255	—	3,765
Total	$551,446	$15,197	$965	$565,678

As of December 31, 2002	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$121,868	$3,222	$—	$125,090
Collateralized mortgage obligations	8,774	159	9	8,924
U.S. government agencies	493,159	15,079	—	508,238
Corporate bonds	9,679	—	971	8,708
Habitat bonds and other	3,511	248	—	3,759
Total	$636,991	$18,708	$980	$654,719

Loan and Lease Receivables.  NetBank is actively replacing its purchased loan and lease receivables portfolio with internally originated loans and leases so it can capitalize on cross-selling opportunities, internally service the assets and more effectively control its credit and interest rate risk. The Company’s loan and lease receivables grew by $127,300 for the three months ended March 31, 2003, as the Company retained $215,037 of its originated mortgage loans to replace the runoff or sale of previously purchased loan and lease pools.

Asset Quality and Non-performing Assets. The Company periodically reviews the performance of its loan and lease receivables portfolio by reviewing charge-offs, delinquency statistics, and industry statistics on a pool-by-pool basis for its purchased portfolio and an individual basis for its originated loans and leases. If a decline in credit quality for a specific pool or individual loan or lease is noted, the Company records additional allowance through a charge to the provision for credit losses. The allowance for credit losses is maintained at a level estimated to be adequate to provide for inherent losses in the loan and lease receivables portfolio. The Company determines the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors.  NetBank’s non-performing assets as a percentage of gross unpaid principal balance declined from 9.31% to 8.16% during the three months ended March 31, 2003.  This same measurement excluding the CMC lease portfolio reflects a drop from 0.38% to 0.29%.

Liabilities. Total liabilities for the three months ended March 31, 2003, increased $201,403.  This increase was due primarily to the $234,391 increase in deposits as the Company added 9,798 new deposit customers and increased the average account balance to $10 from $9 during the three months ended March 31, 2003. This increase was slightly offset by the $43,855 decrease in other borrowed funds related to the reduction of FHLB advances.

Deposits. As of March 31, 2003, deposits represented over 72% of total funding sources. FHLB advances, warehouse lines of credit and repurchase agreements represented almost 27%, and convertible subordinated debt and trust preferred securities represented less than 1%. During the three months ended March 31, 2003, NetBank was able to further lower its cost of funds by replacing $54,754 of higher cost certificates of deposits with $289,145 of money market, checking and non-interest bearing checking accounts. NetBank will continue to emphasize transactional accounts as its primary long-term funding source.

The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by the Company:

	As of March 31, 2003			As of December 31, 2002
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$293,375	12.9%	N/A	$227,490	11.1%	N/A
Interest bearing:
Checking accounts	187,330	8.2%	1.6%	163,938	8.0%	1.6%
Money market	1,011,741	44.4%	2.2%	811,873	39.7%	2.3%
Certificate of deposit under $100,000	670,221	29.4%	3.2%	720,399	35.2%	3.4%
Certificate of deposit over $100,000	116,646	5.1%	3.2%	121,222	6.0%	3.4%
Total deposits	$2,279,313	100.0%		$2,044,922	100.0%

Shareholders’ Equity.  Total shareholders’ equity increased $4,635 for the three months ended March 31, 2003.  The increase is primarily due to a $9,729 increase in retained earning resulting from $10,702 of net income, offset in part by the payment of dividends of $973. Additional paid-in capital increased by $4,572 primarily related to the tax benefit of non-qualified option exercises.  These increases were partially offset by a $7,499 increase in treasury stock due to the repurchase of 731,000 shares at a weighted average cost of $10.46 per share, and a $2,167 decline in accumulated other comprehensive income associated with realization of gains on investment securities available for sale that were sold during the three months ended March 31, 2003.  As of April 30, 2003, the Company had authorization to repurchase up to 4 million shares of the Company’s outstanding common stock, of which 2,131,600 shares have been repurchased at an average price of $9.90 per share. NetBank will continue to repurchase shares periodically in the public market or through private transactions.

Results of Operations – Three months ended March 31, 2003 compared to the three months ended March 31, 2002

General. Net income for the three months ended March 31, 2003, was $10,702 or $0.22 per share, compared to a net loss of $5,638 or ($0.19) per share, for the same period in 2002.  The $5,638 net loss in 2002 included $10,085 of acquisition and severance costs related to the acquisition of Resource on March 31, 2002. Additionally, the prior period net loss does not include the operating results of Resource since its acquisition was not completed until March 31, 2002. The increase in net income for the three months ended March 31, 2003, was driven by the strong performance of the mortgage banking segment as it capitalized on high production and sales levels associated with the low interest rate environment. NetBank had mortgage production of $4.4 billion and sales of $4.2 billion for the three months ended March 31, 2003, compared to only $500 million of production and sales for the same period of 2002.

Interest Income. NetBank’s interest income for the three months ended March 31, 2003, was $45,002 compared to $36,778 for the same period in 2002. As detailed in the proceeding rate volume variance table, NetBank lowered the average balance of its short-term investments, investment securities available for sale and loan and lease receivables by $608,446 and increased the average balance of its loans held for sale by $1,333,125. This allowed the Company to earn long-term yields on a greater percentage of its interest-earning assets while effectively holding short-term held for sale assets. Utilization of this strategy limited NetBank’s decline in average yield to 29 basis points compared to a 110 basis point decline in the average cost of funds.  Interest income was negatively impacted by approximately $1,539 and $1,200 for the three months ended March 31, 2003 and 2002, respectively, as a result of the non-accrual status of the CMC lease portfolio.  See Part II Item 1 of this report or Note 13 of the consolidated financial statements included in this report for a more in depth discussion of the CMC leases and associated litigation.

Interest Expense. Total interest expense for the three months ended March 31, 2003, was $21,499 compared to $24,435 for the same period of 2002.  The $2,936 decline is primarily due to the net 110 basis-point reduction in the average cost of funds, offset in part by the $553,584 decline in the average balance of interest-bearing liabilities. For the three months ended March 31, 2003, there was $12,446 in interest expense on deposits (checking, money market and certificates of deposits) as compared to $13,774 for the three months ended March 31, 2002.  The $1,328 net decrease in interest expense on deposits was the result of a 107 basis-point decline in the average rate paid on deposits resulting in a positive $4,171 rate variance, partially offset by the negative volume variance of $2,844 due to increased average deposit balances of $492,236. The increase in the average balance of short-term debt reflects the increased use of short-term debt by the mortgage banking segment to support the increased volume of mortgage loans produced during the three months ended March 31, 2003, as compared to the same period of 2002. Short-term debt includes warehouse lines of credit and repurchase agreements entered into by RBMG and Meritage with various other lenders. The decline in long-term debt reflects the increased use of deposits and short-term debt as opposed to more expensive long-term FHLB advances.

Net Interest Income. Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $23,503, or 2.90% of average interest-earning assets for the three months ended March 31, 2003, compared to $12,343, or 1.96% of average interest-earning assets for the three months ended March 31, 2002.

The following table details the relative interest rates and average balances of NetBank’s interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2003 and 2002:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2003	2002	2003	2002		2003	2002	Variance	Rate	Volume (3)
				Interest-earning assets:
$37,674	$199,398	1.41%	1.63%	Short-term investments	$132	$813	$(681)	$(113)	$(568)
653,372	667,505	4.05%	5.04%	Investment securities (1)	6,609	8,403	(1,794)	(1,651)	(143)
1,557,071	223,946	6.54%	8.25%	Loans held for sale (2)	25,477	4,620	20,857	(956)	21,813
996,712	1,429,301	5.13%	6.42%	Loans and leases receivable (2)	12,784	22,942	(10,158)	(4,609)	(5,549)
3,244,829	2,520,150	5.55%	5.84%	Total interest-earning assets	45,002	36,778	8,224	(7,329)	15,553

				Interest-bearing liabilities:
168,126	132,908	1.55%	1.72%	Checking accounts	650	571	79	(58)	137
906,564	587,528	2.25%	2.66%	Money market	5,099	3,901	1,198	(596)	1,794
1,011,636	873,654	2.65%	4.26%	Certificates of deposit	6,697	9,302	(2,605)	(3,518)	913
335,069	140,592	2.29%	2.46%	Short-term debt	1,921	865	1,056	(59)	1,115
601,178	739,997	4.47%	5.12%	Long-term debt	6,720	9,468	(2,748)	(1,197)	(1,551)
4,382	—	4.76%	0.00%	Trust Preferred	52	—	52	—	52
28,624	27,316	5.03%	4.80%	Convertible subordinate debt	360	328	32	16	16
3,055,579	2,501,995	2.81%	3.91%	Total interest-bearing liabilities	21,499	24,435	(2,936)	(5,412)	2,476

—	—	2.74%	1.93%	Net interest margin	23,503	12,343	11,160	(1,917)	13,077
189,250	18,155	0.16%	0.03%	Interest free sources	—	—	—	—	—
$3,244,829	$2,520,150	2.90%	1.96%	Net interest income to interest-earning assets	$23,503	$12,343	$11,160	$(1,917)	$13,077

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variances attributable to the rate and volume mix are included in the volume variances

Provision for Credit Losses.  The provision for credit losses was $868 for the three months ended March 31, 2003, compared to $104 for the same period of 2002.  The increase in provision expense is related primarily to the Company’s strategy of retaining internally originated assets as opposed to purchasing pools of loans or leases.

Non-interest Income.  Non-interest income increased $60,171 to $69,144 for the three months ended March 31, 2003, compared to $8,973 for the three months ended March 31, 2002.  Of this increase, gains on sales of mortgage loans and mortgage servicing rights accounted for $43,250, of which $38,696 is attributable to the mortgage subsidiaries from the acquisition of Resource on March 31, 2002, which were not included in the 2002 results.  All of the mortgage subsidiaries’ improved results were attributable to a lower interest rate environment resulting in higher production and more favorable pricing conditions.  Service charges and fees increased by $7,941 to $11,326 for the three months ended March 31, 2003, from $3,385 in the same period of 2002. $7,826 of the increase is attributable to the addition of Resource’s mortgage servicing operations. Select investment securities were sold at a gain of $6,332 during the three months ended March 31, 2003, compared to a loss of $85 on the sale of certain investment securities during the same period in 2002. Other income was $2,563 for the three months ended March 31, 2003. Other income consisted of $898 of gains associated with fair value adjustments for assets accounted for under SFAS No. 133, $599 of revenues from MG Reinsurance, $496 from Republic leasing and $570 of other miscellaneous items.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses.  Non-interest expense increased by $45,113 to $74,808 for the three months ended March 31, 2003, from $29,695 for the three months ended March 31, 2002.  The $74,808 of non-interest expense for the three months ended March 31, 2003, includes $43,984 of non-interest expense associated with operations acquired as part of the Resource acquisition which were not included in the comparable period of 2002. The $29,695 of non-interest expense for the period ended March 31, 2002, includes $10,085 of acquisition and severance costs associated with the acquisition of Resource on March 31, 2002. Additionally, during the quarter ended March 31, 2003, the Company incurred $5,976 of prepayment penalty fees on the early extinguishments of $100,000 of fixed-rate FHLB advances.  Net of these items, non-interest expenses increased by $5,238 primarily related to increased variable expenses associated with the 35% higher volume of retail mortgage loans produced and from expenses related to investments in new initiatives such as NetInsurance, dealer financial services and small business banking.

Retail Bank Operations

The table below provides an overview of the results of operations for the retail bank segment:

	For the three months ended March 31,
	2003	2002	Change
Net interest income	$8,097	$9,761	$(1,664)
Provision for credit losses	(849)	(103)	(746)
Gains on sales of loans	183	—	183
Service charges and fees	3,042	3,038	4
Total revenues	10,473	12,696	(2,223)

Non-interest expenses	15,209	15,654	(445)
Pre-tax loss before gains on securities	(4,736)	(2,958)	(1,778)
Gains (losses) on sales of securities, net of prepayment penalties on the extinguishments of debt (1)	356	(85)	441
Pre-tax loss	$(4,380)	$(3,043)	$(1,337)

(1)          For presentation purposes $5,976 of prepayment penalties on the early extinguishments of debt has been deducted from non-interest expenses as reported in the statement of operations and offset against the $6,332 of gains on sales of investment securities.

Net interest income declined $1,664 for the three months ended March 31, 2003, compared to same period of 2002 primarily related to the $608,446 decline in the average balance of interest-earning assets held for investment by the retail banking segment. The provision for credit losses increased $746 due to the retention of $215,037 of originated mortgage loans during the three months ended March 31, 2003, compared the purchase of loan and lease pools during 2002. During the three months ended March 31, 2002, the Company established the appropriate allowance for credit losses by adjusting the premium on purchased loan or lease pools. Service charges and fees remained flat period-to-period. Non-interest expenses declined $445 during the three months ended March 31, 2003, compared to the same period of 2002. The three months ended March 31, 2003, include $1,760 of expenses related to the acquired leasing operations of Resource which were not included in the 2002 results.  The three months ended March 31, 2002, included $729 of acquisition and severance costs and $797 of salaries and benefit expense related to the accelerated vesting of retirement plans. Excluding these costs, non-interest expenses would have declined $679 primarily related to declines of $1,437 in loan servicing fees and $467 in customer service expenses, offset in part by increases of $609 in salaries and benefits and $775 in data processing expenses. As externally serviced purchased loan and lease receivables run off and are replaced with internally serviced originated loans and leases the loan servicing fees paid to third parties will continue to decline.  More effective customer service policies and procedures have allowed the bank to reduce its customer service expenses by $467 primarily related to a $350 reduction in cash item losses period-over-period.  Reinvestment in new product lines such as small business banking and dealer financial services primarily drove the increases of $609 in salaries and benefits and $775 in data processing expenses.

Mortgage Banking

The following table highlights the mortgage banking segment production and sales activities:

	For the three months ended March 31,		Change
	2003	2002
Mortgage loan production:
Retail	$674,649	$499,658	$174,991
Correspondent	1,867,755	—	1,867,755
Wholesale/broker	1,357,119	—	1,357,119
Total agency-eligible	3,899,523	499,658	3,399,865
Nonconforming	457,900	—	457,900
Total	$4,357,423	$499,658	$3,857,765

Mortgage loan sales:
Conforming or agency-eligible sales	$3,663,154	$528,008	$3,135,146
Non-conforming sales	482,362	—	482,362
Total	$4,145,516	$528,008	$3,617,508

Production revenues	$76,127	$8,435	$67,692
Production expenses	52,157	4,475	47,682
Pre-tax profit	$23,970	$3,960	$20,010

Production revenues in basis points to sales	184	160	24
Production expenses in basis points to production	120	90	30
Net production margin in basis points	64	70	(6)

For the three months ended March 31, 2003, the mortgage banking segment posted record earnings of $23,970 compared to $3,960 for the same period of 2002 and $22,272 for the three months ended December 31, 2002. The increase in earnings for the three months ended March 31, 2003, compared with the same period of 2002 relates primarily to the acquisition of Resource’s mortgage operations on March 31, 2002, which were not included in the 2002 results. The $1,698 increase over the three months ended December 31, 2002, is primarily attributable to a $2,105 improvement in net hedge results related to the mortgage servicing rights portfolio as the decline of mortgage rates slowed during the current period.

Liquidity and Capital Resources

Liquidity. NetBank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. NetBank’s primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. NetBank invests excess funds in overnight deposits and other short-term interest-earning assets. NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. NetBank’s available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements.  For the three months ended March 31, 2003, NetBank had positive cash flow of $4,503 compared to positive cash flow of $215,788 for the same period of 2002. Cash flows for the three months ended March 31, 2002, were unusually high related to the accumulation of cash in anticipation of settling Resource’s existing lines of credit after its acquisition. As an additional source of funds, NetBank had available under existing lines of credit agreements $1.2 billion at March 31, 2003 (see Note 9 of the consolidated financial statements included as part of this report for additional details of the available lines of credit).  As of March 31, 2003, NetBank had commitments to fund mortgage loans of $2.4 billion, unused home equity lines of credits of $81,541 and commercial financing commitments of $9,012.

The Company uses deposits as its principal source of funds.  For the three months ended March 31, 2003, deposits increased by $234,391 to $2.3 billion from $2.0 billion as of December 31, 2002. NetBank’s deposit products include checking, money market accounts and certificates of deposit accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. NetBank is competitive in the types of accounts, services and ranges of interest rates offered on deposit products. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, NetBank intends to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals.

Capital Resources.  NetBank and NetBank, FSB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure of either company to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NetBank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank, FSB must meet specific capital guidelines that involve quantitative measures of NetBank, FSB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. NetBank, FSB’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, under regulatory guidelines, NetBank, FSB may not pay a dividend to NetBank, Inc. if doing so would cause NetBank, FSB to be less than adequately capitalized, as defined below. During the quarter ended March 31, 2003, NetBank’s Board of Directors declared a dividend in the amount of $.02 to shareholders of record on April 30, 2003. The dividend will be paid on June 15, 2003. As of April 30, 2003, the Company had authorization to repurchase up to 4 million shares of the Company’s outstanding common stock, of which 2,131,600 shares have been repurchased at an average price of $9.90 per share.

Quantitative measures established by regulation to ensure capital adequacy require NetBank, FSB to maintain minimum amounts and ratios set forth in the following table. NetBank, FSB’s regulatory agency, the Office of Thrift Supervision (“OTS”), requires NetBank, FSB to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0%, and total capital to risk-weighted assets of 8.0%.  As of March 31, 2003, NetBank, FSB met all the capital adequacy requirements to which it is subject.

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2003
Total capital (to risk-weighted assets)	$280,094	12.93%	$173,243	8.00%	$216,623	10.00%
Core capital (to tangible assets)	$247,776	7.13%	$139,047	4.00%	$173,756	5.00%
Tangible capital (to tangible assets)	$247,776	7.13%	$52,127	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$247,776	11.44%	N/A	N/A	$129,952	6.00%
December 31, 2002
Total capital (to risk-weighted assets)	$270,732	15.42%	$140,447	8.00%	$175,572	10.00%
Core capital (to tangible assets)	$240,725	7.47%	$129,104	4.00%	$161,128	5.00%
Tangible capital (to tangible assets)	$240,725	7.47%	$48,338	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$240,725	13.71%	N/A	N/A	$105,350	6.00%

As of March 31, 2003, the most recent notification from the OTS categorized NetBank, FSB as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, NetBank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would have changed the institution’s category.

In addition, Market Street, RBMG, Republic and Meritage are required to maintain minimum amounts of net worth to maintain their approved status with certain government agencies, investors and lenders.  Failure to meet these requirements could have a material impact on the consolidated results of NetBank.  As of March 31, 2003, all of the capital requirements placed upon NetBank and its subsidiaries were met and there have been no subsequent events that would lead management to believe that continued compliance will not be met in the future.

Part I.              Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The Company measures interest rate sensitivity as the difference between amounts of interest—earning assets and interest–bearing liabilities that mature, reprice, or repay within a given period of time. The difference, or the interest rate sensitivity “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. In a rising rate environment, an institution with a positive gap would see an increase in net interest income, where an institution with a negative gap would see a decrease. During a period of falling interest rates the reverse is true. The following table sets forth the interest rate sensitivity of the Company’s assets and liabilities as of March 31, 2003:

	Less than Three Months	Over three months through one year	Over one year through five years	Over five years and insensitive	Total
	Term to Repricing, Repayment or Maturity
Interest-Earning Assets:
Cash and cash equivalents	$75,537	$—	$—	$—	$75,537
Federal funds sold	40,531	—	—	—	40,531
Investment securities	28,785	46,065	246,887	243,941	565,678
Stock of Federal Home Loan Bank of Atlanta	33,500	—	—	—	33,500
Loans held for sale	1,667,638	—	—	—	1,667,638
Loan and lease receivables	199,621	245,022	494,246	80,504	1,019,393
Total interest-earning assets:	2,045,612	291,087	741,133	324,445	3,402,277
Non interest-earning assets	—	—	—	331,313	331,313
Total assets	2,045,612	291,087	741,133	655,758	3,733,590

Interest-Bearing Liabilities:
Interest-bearing deposits	176,308	953,601	667,706	188,323	1,985,938
Convertible subordinated debt	—	—	26,169	—	26,169
Trust preferred securities	4,382	—	—	—	4,382
Other borrowed funds	338,633	10,000	465,000	25,000	838,633
Total interest-bearing liabilities:	519,323	963,601	1,158,875	213,323	2,855,122
Interest-free deposits	—	—	—	293,375	293,375
Other interest-free liabilities and equity	—	—	—	585,093	585,093
Total liabilities and equity	$519,323	$963,601	$1,158,875	$1,091,791	$3,733,590

Net interest rate sensitivity gap	$1,526,289	$(672,514)	$(417,742)	$111,122	$547,155
Cumulative gap	$1,526,289	$853,775	$436,033	$547,155	N/A
Net interest rate sensitivity gap as a percent of interest-earning assets	74.61%	-231.04%	-56.37%	34.25%	16.08%
Cumulative gap as a percent of cumulative interest-earning assets	74.61%	36.54%	14.17%	16.08%	N/A

As the table above displays, over the next 12 months $854 million more interest-earning assets than interest-bearing liabilities are projected to reprice at least once, indicating an asset sensitive position. Gap analysis, however, is only one tool that management uses to measure rate sensitivity

Market Risk. NetBank’s principal businesses are retail banking and the origination and purchase of mortgage loans.  These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of NetBank’s assets and liabilities are monetary in nature and fluctuations in interest rates will affect NetBank’s future net interest income and cash flows. This interest rate risk is NetBank’s primary market risk exposure. For the three months ended March 31, 2003, the only derivative financial instruments that NetBank entered into were associated with hedging activities related to the portfolio of mortgage loans held for sale, the pipeline of mortgage loans for which the interest rate has been locked, the owned mortgage servicing rights portfolio and the mortgage servicing rights which NetBank intends to retain associated with the pipeline of mortgage loans for which the interest rate has already been locked. NetBank has no market risk-sensitive instruments held for trading purposes. NetBank’s exposure to market risk is reviewed on a regular basis by NetBank’s management.

NetBank, FSB, like other banks, measures interest rate risk based on Net Portfolio Value (“NPV”) analysis.  NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. A NPV ratio is determined by dividing NPV by the present value of assets. The following table sets forth the estimated percentage change in NetBank, FSB’s NPV ratios as of March 31, 2003, and December 31, 2002, assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB

Rate shock (in basis points)	As of 03/31/2003	As of 12/31/2002	Minimum as of 12/31/2002
+300	9.13%	9.60%	4.00%
+200	9.40%	9.74%	6.00%
+100	9.50%	9.81%	6.00%
Flat	9.44%	9.31%	6.00%
-100	9.15%	9.47%	6.00%

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

Part II.          Item 1:  Legal Proceedings

Illinois Union Insurance Co. v. Commercial Money Center, Inc., et al., Case No. CV-01-0685-KJD-RJJ (District Court of Nevada) and related cases now pending in In re Commercial Money Center, Inc. Equipment Lease Litigation in the United States District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000, and the pending bankruptcy proceedings of Commercial Money Center, Inc.

As reported in previous filings, NetBank, FSB, filed a complaint in January 2002   against Commercial Money Center, Inc. (“CMC”), the originator, seller, and subservicer of equipment leases purchased by NetBank, FSB, and Illinois Union Insurance Company, Safeco Insurance Company of America, and Royal Indemnity Company (the “Sureties”), the insurance companies that issued surety bonds and insurance policies guaranteeing payment of the income stream from the leases and that also served as master servicers of the leases.  The NetBank, FSB action alleges several claims, including claims for breach of contract, fraud, and bad faith, and seeks, among other things, payment under and enforcement of surety bonds and insurance policies issued by the insurance and surety companies.  The Judicial Panel on Multi-District Litigation has consolidated the actions involving NetBank, FSB with more than 35 other cases pending around the country involving other investors who were seeking to enforce surety bonds and insurance policies relating to leases sold by CMC.  The consolidation will result in all pre-trial activity being held in the United States District Court for the Northern District of Ohio (the “MDL Court”).

As reported in previous filings, NetBank, FSB has joined with the other claimants in a motion for judgment on the pleadings currently pending before the MDL Court. The Company believes that based on the overall facts and circumstances, the defenses asserted by the Sureties will fail as a matter of law and that NetBank, FSB will ultimately prevail on its claims.

As reported in previous filings, on May 30, 2002, CMC filed for bankruptcy protection in the United States Bankruptcy Court for the Southern District of Florida.  The Florida Bankruptcy Court ordered that all collections by the servicers and sub-servicers under the leases be paid in escrow to the bankruptcy trustee pending final resolution of rights to those collections.  On September 18, 2002, that bankruptcy proceeding was transferred to the United States Bankruptcy Court for the Southern District of California and is not part of the consolidation of cases in Ohio. On February 5, 2003, NetBank and the bankruptcy trustee (the “Trustee”) entered into a proposed settlement agreement, subject to Bankruptcy Court approval, that will settle and resolve all of the CMC bankruptcy estate’s claims against NetBank, FSB.  On February 19, 2003, the trustee in the bankruptcy action (the “Trustee”) filed a motion with the Bankruptcy Court requesting approval of the settlement agreement.  The Trustee subsequently entered into a competing agreement with Royal.  The Bankruptcy Court is expected to hold a hearing on the two agreements within the next several weeks.  The Bankruptcy Court could approve one or the other or neither.

As reported in previous filings, NetBank, FSB believes that its proposed settlement would result in greater economic benefit and recovery to the creditors of the CMC bankruptcy estate than the proposed Royal agreement.  In addition, the proposed NetBank settlement would advance public policy in favor of settlements by resolving litigation, whereas the proposed Royal agreement, contrary to public policy, would create and perpetuate litigation.  NetBank, FSB also believes that the Royal’s proposed settlement is not in the best interests of the creditors.  Accordingly, NetBank, FSB intends to vigorously oppose approval of the proposed Royal agreement and request that the Bankruptcy Court approve the proposed NetBank settlement.  If the Bankruptcy Court nevertheless approves the proposed Royal agreement, NetBank will vigorously defend its interests in any litigation with the Trustee.

NetBank, FSB intends to vigorously pursue its claims against the insurance companies, including any potential losses associated with the claims brought by the Trustee against NetBank, FSB, and will seek leave to supplement its complaint against Royal Indemnity Company to add claims relating to Royal’s attempt to undermine NetBank, FSB’s interests in the leases and surety bonds, including claims for breach of contract, breach of fiduciary duty, and tortious interference with contract.  At this time, we are unable to express an opinion as to the likelihood of loss, or the amount or range of potential loss, with regard to this matter.

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

On June 27, 2001, the Company was served with a complaint for a declaratory judgment filed by interState NetBank in the District of New Jersey challenging the “NETBANK®” service mark.  The Company answered and counterclaimed for trademark infringement on July 13, 2001.  Discovery was stayed pending a ruling on interState NetBank’s November 19, 2001 motion for summary judgment, which claimed that “NETBANK” is generic for all banking services delivered over the Internet. On September 22, 2002, the District Court ruled that “NETBANK” is generic but did not cancel the Company’s existing service mark registration.   The Company filed a motion for reconsideration of the District Court’s decision and is still waiting for the judge to issue a decision on that motion.  The Company intends to vigorously defend against interState NetBank’s challenge of the “NETBANK®” service mark and will pursue its counterclaims for trademark infringement, cyberpiracy and unfair competition. While there is a possibility of an adverse outcome for the Company, at this stage of the matter, we cannot fairly determine the likelihood of an adverse outcome.  However, in the event of an adverse outcome, it is unlikely that there would be a monetary loss aside from the loss in value of the intellectual property rights in the NETBANK® registration.

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

Part II.          Item 2:  Changes in Securities and Use of Proceeds

None

Part II.          Item 3:  Defaults Upon Senior Securities

None

Part II.          Item 4:  Submission of Matters to a Vote of Security Holders

None

Part II.          Item 5:  Other Information

None

Part II.          Item 6:  Exhibits and Reports on Form 8-K

(a)          Exhibits

99.1 – Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

i.	NetBank filed a Current Report on Form 8-K on February 20, 2003, disclosing the proposed bankruptcy settlement agreement associated with the Commercial Money Center, Inc. (“CMC”) lease portfolio.

ii.

On March 10, 2003, pursuant to Regulation FD, NetBank filed a Current Report on Form 8-K publicly disclosing an investor slide show which was subsequently presented to outside analysts by NetBank’s management.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.

	By:	/s/ Steven F. Herbert

Steven F. Herbert

Dated: May 13, 2003		Chief Financial Executive

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

4.                           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.                           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Douglas K. Freeman

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

4.                           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.                           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Steven F. Herbert

Steven F. Herbert

Chief Financial Executive