Form 10-Q
period 2003-06-30
NETBANK INC
filed 2003-08-14
CIK 1035826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):  YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding At July 31, 2003
Common Stock, par value $.01	47,828,096

NETBANK, INC.
TABLE OF CONTENTS

Part I.

Part I. Item 1. Financial Statements

NetBank, Inc.

Consolidated Balance Sheets

(unaudited and in 000’s except share amounts)

	June 30, 2003	December 31, 2002
Assets
Cash and cash equivalents:
Cash and due from banks	$34,236	$34,687
Federal funds sold	24,674	76,878
Total cash and cash equivalents	58,910	111,565
Investment securities available for sale-at fair value (amortized costs of $329,080 and $636,991, respectively)	347,747	654,719
Stock of Federal Home Loan Bank of Atlanta - at cost	50,505	36,600
Loans held for sale	2,527,302	1,514,625
Loans and leases receivable - net of allowance for credit losses of $41,855 and $42,576, respectively	1,184,696	892,093
Mortgage servicing rights – net	103,094	88,502
Accrued interest receivable	11,903	12,839
Furniture, equipment and capitalized software – net	51,409	46,610
Goodwill and other intangibles – net	45,959	41,696
Due from servicers and investors	40,037	70,526
Other assets	88,863	57,777
Total assets	$4,510,425	$3,527,552

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,464,232	$2,044,922
Other borrowed funds	1,352,589	882,488
Convertible subordinated debt	26,213	26,126
Trust preferred securities	8,764	4,382
Accrued interest payable	10,435	13,266
Loans in process	119,870	45,734
Accounts payable and accrued liabilities	107,994	109,044
Total liabilities	4,090,097	3,125,962

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,761,508 and 52,674,751 shares issued, respectively)	528	527
Additional paid-in capital	431,389	426,485
Retained earnings (deficit)	20,410	(2,568)
Accumulated other comprehensive income, net of taxes of $7,057 and$6,702, respectively	11,608	11,026
Treasury stock, at cost (4,905,710 and 4,024,193 shares, respectively)	(43,607)	(33,880)
Total shareholders’ equity	420,328	401,590
Total liabilities and shareholders’ equity	$4,510,425	$3,527,552

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Operations

(unaudited and in 000’s except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Interest income:
Loans and leases	$44,903	$27,380	$83,164	$54,942
Investment securities	5,351	8,030	11,960	16,433
Short-term investments	87	829	219	1,642
Total interest income	50,341	36,239	95,343	73,017

Interest expense:
Deposits	12,534	14,009	24,980	27,783
Other borrowed funds	9,099	16,418	18,152	27,079
Total interest expense	21,633	30,427	43,132	54,862
Net interest income	28,708	5,812	52,211	18,155
Provision for credit losses	894	26,422	1,762	26,526
Net interest income (loss) after provision for credit losses	27,814	(20,610)	50,449	(8,371)

Non-interest income:
Service charges and fees	12,452	12,573	23,778	15,958
Gains on sales of mortgage loans and mortgage servicing rights	59,624	29,504	108,547	35,177
Net gain (loss) on sales of securities	5,062	(1,772)	11,394	(1,857)
Other income	3,416	998	5,979	998
Total non-interest income	80,554	41,303	149,698	50,276

Non-interest expense:
Salaries and benefits	32,075	28,053	61,885	33,683
Customer service	2,827	3,535	5,598	6,773
Loan servicing	555	2,114	1,161	4,157
Marketing	2,257	1,718	4,331	3,285
Data processing	3,871	3,445	8,021	5,811
Depreciation and amortization	3,655	6,301	7,191	8,216
Impairment and amortization of mortgage servicing rights	17,534	7,504	27,335	7,504
Office expenses	2,642	3,015	5,365	3,676
Occupancy	4,240	5,878	8,553	6,848
Travel and entertainment	1,093	1,028	1,945	1,170
Professional fees	3,715	3,056	6,602	3,496
Other expenses	5,494	2,897	10,803	3,535
Prepayment penalties on the early extinguishment of debt	5,975	2,493	11,951	2,493
Acquisition and severance	—	—	—	10,085
Total non-interest expense	85,933	71,037	160,741	100,732
Income (loss) before income taxes	22,435	(50,344)	39,406	(58,827)
Income tax (expense) benefit	(8,222)	19,057	(14,491)	21,902
Net income (loss)	$14,213	$(31,287)	$24,915	$(36,925)

Net income (loss) per common and potential common shares outstanding:
Basic	$0.30	$(0.64)	$0.52	$(0.94)
Diluted	$0.29	$(0.64)	$0.51	$(0.94)

Weighted average common and potential common shares outstanding:
Basic	47,968	49,248	48,146	39,299
Diluted	48,639	49,248	48,700	39,299

Dividends declared on common stock	$.02	$—	$.04	$—

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited and in 000’s)

	Common shares	Common stock	Additional paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance - December 31, 2002	52,675	$527	$426,485	$(2,568)	$11,026	$(33,880)	$401,590
Comprehensive income:
Net income for the three months ended March 31, 2003	—	—	—	10,702	—	—	10,702
Unrealized loss on securities, net of taxes	—	—	—	—	(2,167)	—	(2,167)
Comprehensive income							8,535
Dividends declared on common stock	—	—	—	(973)	—	—	(973)
Purchase of shares of common stock for treasury, net of reissuances	—	—	(3)	—	—	(7,499)	(7,502)
Issuances of common stock	68	—	4,575	—	—	—	4,575
Balance - March 31, 2003	52,743	$527	$431,057	$7,161	$8,859	$(41,379)	$406,225
Comprehensive income:
Net income for the three months ended June 30, 2003	—	—	—	14,213	—	—	14,213
Unrealized gain on securities, net of taxes	—	—	—	—	2,749	—	2,749
Comprehensive income							16,962
Dividends declared on common stock	—	—	—	(964)	—	—	(964)
Purchase of shares of common stock for treasury, net of reissuances	—	—	(16)	—	—	(2,228)	(2,244)
Issuances of common stock	19	1	348	—	—	—	349
Balance - June 30, 2003	52,762	$528	$431,389	$20,410	$11,608	$(43,607)	$420,328

	Common shares	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Treasury stock	Total
Balance - December 31, 2001	31,751	$318	$267,004	$13,289	$(3,648)	$(21,509)	$255,454
Comprehensive loss:
Net loss for the three months ended March 31, 2002	—	—	—	(5,638)	—	—	(5,638)
Unrealized loss on securities, net of taxes	—	—	—	—	(23)	—	(23)
Comprehensive loss							(5,661)
Reissuance of shares of common stock held in treasury	—	—	—	—	—	42	42
Issuance of stock in conjunction with the acquisition of Resource Bancshares Mortgage Group, Inc.	19,717	197	155,365	—	—	—	155,562
Issuances of common stock	—	—	3	—	—	—	3
Balance - March 31, 2002	51,468	$515	$422,372	$7,651	$(3,671)	$(21,467)	$405,400
Comprehensive loss:
Net loss for the three months ended June 30, 2002	—	—	—	(31,287)	—	—	(31,287)
Unrealized gain on securities, net of taxes	—	—	—	—	7,214	—	7,214
Comprehensive loss							(24,073)
Reissuance of shares of common stock held in treasury	—	—	—	—	—	225	225
Issuances of common stock	1,012	10	3,325	—	—	—	3,335
Balance - June 30, 2002	52,480	$525	$425,697	$(23,636)	$3,543	$(21,242)	$384,887

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Cash Flows

(unaudited and in 000’s)

	Six months ended June 30,
	2003	2002
Operating activities:
Net income (loss)	$24,915	$(36,925)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,191	8,216
Amortization of premiums (discounts) on investment securities, loan and lease receivables, and debt	4,545	18,334
Origination of loans held for sale	(9,958,953)	(3,398,653)
Proceeds from sales of loans held for sale	9,053,416	3,561,194
Net gain on sales of mortgage loans and servicing rights	(108,547)	(35,177)
Capitalization of mortgage servicing rights	(84,732)	(59,946)
Proceeds from sales of mortgage servicing rights	42,073	78,159
Impairment and amortization of mortgage servicing rights	27,335	7,504
Provision for credit losses	1,762	26,526
Changes in assets and liabilities which provide (use) cash:
Decrease (increase) in accrued interest receivable	936	(5,056)
(Increase) decrease in other assets, due from servicers, and intangibles	(4,860)	18,612
Decrease in accrued interest payable	(2,831)	(1,288)
Increase in loans in process	74,136	14,204
(Decrease) increase in accounts payable and accrued liabilities	(1,050)	9,003
Net cash (used in) provided by operating activities	(924,664)	204,707

Investing activities:
Purchases of available for sale securities	(50,508)	(1,527,914)
Principal repayments on available for sale investment securities	48,040	166,428
Sales and maturities of available for sale investment securities	318,304	1,483,670
(Gain) loss on investment securities	(11,394)	1,857
(Purchase) sale of Federal Home Loan Bank Stock	(13,905)	14,944
Origination and purchases of loans and leases	(482,148)	(255,152)
Principal repayments on loans and leases	188,576	391,140
Purchases of furniture, fixtures, and equipment	(11,990)	(10,211)
Net cash acquired in business combination	—	29,762
Net cash (used in) provided by investing activities	(15,025)	294,524

Financing activities:
Increase in money market and checking accounts	512,190	186,070
(Decrease) increase in certificates of deposits	(92,880)	107,794
Proceeds from other borrowed funds	5,418,491	3,903,446
Repayments of other borrowed funds	(4,948,390)	(4,557,786)
Net proceeds from issuance of trust preferred securities	4,382	—
Exercise of stock options	4,924	3,338
Net (purchase) issuance of treasury stock	(9,746)	267
Dividend payments on common stock	(1,937)	—
Net cash provided by (used in) financing activities	887,034	(356,871)
Net (decrease) increase in cash and cash equivalents	(52,655)	142,360
Cash and cash equivalents:
Cash, beginning of period	111,565	22,347
Cash, end of period	$58,910	$164,707

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$45,963	$57,732
Cash paid during the period for income taxes	$1,824	$883

Non-cash investing and financing activities:
Fair value of assets acquired	$—	$1,075,492
Liabilities assumed	—	(919,930)
Stock issued in transaction	—	(155,562)
Cash paid for business	$—	$—

See notes to consolidated financial statements.

NETBANK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

1.             ORGANIZATION AND BASIS OF PRESENTATION

NetBank, Inc. is a savings and loan holding company that wholly owns the outstanding stock of NetBank®, (“NetBank, FSB”), a federal savings bank; Meritage Mortgage Corporation (“Meritage”), a wholesale nonconforming mortgage provider; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc., (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities. NetBank, FSB also owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, and Resource Bancshares Mortgage Group, Inc. (“Resource”). Resource wholly owns RBMG, Inc. (“RBMG”), a wholesale mortgage banking company, and Republic Leasing Company, Inc. (“Republic Leasing”), a small ticket commercial financing company.

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

On June 29, 2001, NetBank, Inc. acquired all of the outstanding stock of Market Street pursuant to an agreement dated April 15, 2001, and amended as of June 29, 2001, among NetBank, Net Interim, Inc., Republic Bank, Republic Bancorp, Inc. and certain shareholders of Market Street. The consideration paid consisted of 1.7 million shares of NetBank common stock valued at $8.96 per share and cash of $6.1 million. The acquisition was accounted for as a purchase, and approximately $20.1 million in goodwill, including transaction costs, was recorded.

Pro-forma unaudited financial information assuming Resource was included in the results of operations for the six months ended June 30, 2002 follows:

Net interest income	$31,259
Net loss	$(37,693)
Basic loss per share	$(0.77)
Diluted loss per share	$(0.77)

3.             ACCOUNTING POLICIES

Reference is made to the accounting policies of NetBank described in the notes to consolidated financial statements contained in NetBank’s Form 10-K for the year ended December 31, 2002. The Company has followed those policies in preparing this report.

Significant Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Such estimates relate to the Company’s allowance for credit losses, the fair values of mortgage loans held for sale, lease receivables, servicing rights, servicing hedges and the Company’s other hedging instruments.  Because of the inherent uncertainties associated with any estimation process and due to possible future changes in market and economic conditions that will affect fair values, it is possible that actual future results and realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.

Stock Options. The Company accounts for stock options issued under the recognition and measurement principles of Accounting Principles Board 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effects on the results of operations and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock option-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$14,213	$(31,287)	$24,915	$(36,925)
Deduct:
Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(552)	(679)	(1,021)	(917)
Pro forma net income (loss)	$13,661	$(31,966)	$23,894	$(37,842)

Earnings (loss) per share:
Basic – as reported	$0.30	$(0.64)	$0.52	$(0.94)
Basic – pro forma	$0.28	$(0.65)	$0.50	$(0.96)

Diluted – as reported	$0.29	$(0.64)	$0.51	$(0.94)
Diluted – pro forma	$0.28	$(0.65)	$0.49	$(0.96)

In addition, for the quarter ended June 30, 2003 and year to date through June 30, 2003, compensation expense of $31 and $52, respectively, related to restricted stock awards was recognized and included in net income as reported.

New Accounting Pronouncements. In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees.  FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote.  The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002.  For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance.  This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002.  During the six months ended June 30, 2003, NetBank recorded a charge of $12,539 associated with the establishment of reserves for potential future losses based on current loan sales in accordance with this new interpretation.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities.  The adoption of this interpretation will have no significant impact on the financial condition or results of operations of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  NetBank’s accounting policies were already in compliance with FASB statement No. 150 at the time of its issuance.

4.             LOAN AND LEASE RECEIVABLES

Prior to its acquisition of Resource, NetBank’s primary loan investment strategy was to purchase pools of loans from other financial institutions. Generally the selling institutions retained the servicing for such loan purchases. However, since its acquisitions of Market Street and Resource, NetBank has discontinued purchasing pools of loans from other financial institutions and selectively retains a portion of its originated loans for investment purposes.  Additionally, NetBank retains primarily all of the small ticket equipment leases it originates. At June 30, 2003 and December 31, 2002 the Company had net unamortized premiums on its loans and leases of $25,002 and $23,547, respectively.

The following is a summary of NetBank’s loan and lease portfolio:

	As of June 30, 2003		As of December 31, 2002
	Amount	%	Amount	%
Residential mortgages	$841,913	68.6%	$545,120	58.3%
Leases	324,954	26.5%	305,276	32.7%
Home equity lines	57,136	4.7%	82,051	8.8%
Consumer	2,547	0.2%	2,025	0.2%
Construction	—	0.0%	188	0.0%
Auto	1	0.0%	9	0.0%
Total	1,226,551	100.0%	934,669	100.0%
Less allowance for credit losses	(41,855)		(42,576)
Total	$1,184,696		$892,093

5.             ALLOWANCE FOR CREDIT LOSSES

The following is a summary of the allowance for credit losses:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Beginning balance	$41,957	$27,740	$42,576	$22,865
Allowance recorded on purchased loan pools	—	95	—	7,257
Provision for credit losses	894	26,422	1,762	26,526
Allowance acquired in connection with acquisition of Resource	—	—	—	1,828
Allowance transferred to held for sale	—	—	—	(3,270)
Charge-offs:
Residential mortgages	(78)	(116)	(424)	(366)
Leases	(1,313)	(954)	(2,755)	(1,368)
Home equity lines	(145)	—	(433)	(241)
Consumer	—	(130)	(18)	(195)
Auto	—	—	—	(10)
Recoveries:
Residential mortgages	12	31	102	61
Leases	473	293	987	293
Home equity lines	55	65	58	66
Consumer	—	25	—	25
Auto	—	—	—	—
Total charge-offs, net	(996)	(786)	(2,483)	(1,735)
Ending balance	$41,855	$53,471	$41,855	$53,471

Allowance for credit losses as a percent of average loans and leases	3.8%	3.7%	4.1%	3.6%

NetBank considers a loan or lease to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan or lease agreement. NetBank measures impairment of a loan or lease on a loan-by-loan or lease-by-lease basis. Amounts of impaired loans that are not probable of collection are charged-off immediately. NetBank had $2,728 and $3,485 of real estate owned resulting from foreclosures at June 30, 2003 and December 31, 2002, respectively. NetBank had $4,947 and $4,988 of loans that were restructured as of June 30, 2003, and December 31, 2002, respectively. NetBank’s other real estate owned consists almost entirely of residential properties as a result of foreclosures.

6.             FAIR VALUE AND IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

For purposes of evaluating its mortgage servicing rights portfolio for impairment, the Company disaggregates its servicing portfolio into two primary segments: available for sale and held for sale.

The segment of the portfolio designated as available for sale is composed of servicing rights that were purchased in bulk transactions or that were retained out of production pursuant to individual portfolio retention decisions. As of June 30, 2003, the Company is retaining the majority of its conventional mortgage servicing rights.  The available for sale portfolio is disaggregated for purposes of measuring potential impairments according to defined risk tranches. The Company has defined its risk tranches based upon interest rate band and product type. With respect to each such risk tranche, the fair value thereof, which is based upon an internal analysis that considers current market conditions, prevailing interest rates, prepayment speeds, default rates and other relevant factors, is compared to amortized carrying values of the mortgage servicing rights for purposes of measuring potential impairment. The Company uses Constant Maturity Swap rate (CMS) floors, Constant Maturity Treasury rate (CMT) floors and corridors, interest rate swap contracts, interest rate caps and forward purchase contracts on FNMA mortgage backed securities (FNMA TBA) to protect itself against interest rate and prepayment risk on its available for sale portfolio.

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

As of June 30, 2003, the following amounts related to NetBank’s mortgage servicing rights portfolio:

	Available for sale	Held for sale
UPB	$9,187,797	$330,594
Carrying Value	$98,549	$4,545
Carrying Value / UPB	1.07%	1.37%
Weighted average note rate	6.36%	5.81%
Weighted average service fee	0.35%	0.38%
Net Basis as multiple	3.06	3.61

The following table summarizes changes in the impairment reserve for NetBank’s available for sale mortgage servicing rights:

Balance as of January 1, 2003	$14,429
Impairment expense	14,175
Balance as of June 30, 2003	$28,604

7.             DEPOSITS

The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by the Company:

	As of June 30, 2003			As of December 31, 2002
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$373,855	15.2%	N/A	$227,490	11.1%	N/A
Interest bearing:
Checking accounts	195,336	7.9%	1.5%	163,938	8.0%	1.6%
Money market	1,146,300	46.5%	2.0%	811,873	39.7%	2.3%
Certificate of deposit under $100,000	637,754	25.9%	3.0%	720,399	35.2%	3.4%
Certificate of deposit over $100,000	110,987	4.5%	3.0%	121,222	6.0%	3.4%
Total deposits	$2,464,232	100.0%		$2,044,922	100.0%

Accrued interest as of June 30, 2003, related to checking, money market and certificates of deposit accounts was $88, $766 and $6,917, respectively. Accrued interest as of December 31, 2002, related to checking, money market, and certificates of deposit accounts was $71, $512 and $9,318, respectively. At June 30, 2003, and December 31, 2002, $661 and $641of overdrawn deposits were classified as loans, respectively.

8.             BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of June 30, 2003 follows:

Type of Borrowing	Year of Maturity	Range of Stated Interest Rates at June 30, 2003		Principal Amount Outstanding at June 30, 2003
$100 million warehouse line of credit	2003	2.40	%*	$49,000
$250 million master repurchase facility	2003	2.58	%*	116,632
$625 million FHLB warehouse line	2003	DRC + 0.50	%*	259,000
$200 million master repurchase facility	2003	2.41	%*	2,473
FHLB advances	2003	DRC	*	285,100
FHLB advances	2003	2.83%		10,000
FHLB advances	2004	2.31 - 4.45%		250,000
Convertible subordinated notes	2004	4.75%		26,358
FHLB advances	2005	6.02 - 7.41%		141,000
FHLB advances	2006	5.63%		40,000
FHLB advances	2009	4.64%		25,000
NBI Trust I preferred securities	2032	LIBOR + 3.35	%*	4,382
NBI Trust II preferred securities	2033	LIBOR + 3.25	%*	4,382
$175 million master repurchase facility	N/A	1.72%		174,384
	Total			1,387,711
	Less un-amortized discount			(145)
	Total Debt			$1,387,566

* Indicates a variable rate

The majority of the Federal Home Loan Bank (“FHLB”) advances are fixed rate. Five advances, however, totaling $150,000 may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR, and one advance is based to the daily rate credit (“DRC”).  The FHLB warehouse line is a $625,000 adjustable line of credit with a floating rate based on the DRC plus 50 basis points used to fund mortgages originated by Market Street and RBMG. All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans.  At June 30, 2003, NetBank had pledged $316,430 of investment securities to the FHLB as collateral for various FHLB advances.

Convertible Subordinated Notes (“Notes”) were originally issued for $115,000, in a public offering during the year ended December 31, 1999.  The Notes mature on June 1, 2004 unless previously redeemed and bear interest at 4.75% payable semi-annually on June 1 and December 1 of each year beginning December 1, 2000.  Holders of the Notes may convert any Notes or portions of the Notes into shares of NetBank’s common stock at a conversion price of $35.67 per share, subject to adjustment.  This is equivalent to 28.0348 shares of common stock per one thousand dollars of principal amount of the Notes.  NetBank may redeem the Notes, in whole or in part, at any time at the declining redemption prices listed in the indenture plus accrued interest.  In the event of a change of control, under certain circumstances holders of the Notes may require NetBank to repurchase their Notes in whole or in part at a repurchase price of 100% of the principal amount plus accrued interest.  The Notes are unsecured and are subordinated to all of NetBank’s existing and future “senior indebtedness,” as defined in the indenture governing the Notes.  Subsequent to the June 30, 2003, financial statements, all the subordinated notes were called at par, and the remaining unamortized discount of $145 was written off.

During 2002, NetBank issued $4,382 of trust preferred securities in a private pooled transaction through a newly formed trust, NBI Trust I. The securities carry a variable rate and were initially priced at LIBOR plus 3.35% with a cap of 12.5% through January 2008.  Interest payments and the resetting of the rate both occur on a quarterly basis. The securities are scheduled to mature in December 2032 and cannot be redeemed by NBI Trust I for a minimum of five years. During 2003, NetBank issued an additional $4,382 of trusted preferred securities in a private pooled transaction through a newly formed trust, NBI Trust II, under similar terms as the aforementioned mentioned securities.

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line), the master repurchase facilities and commercial paper conduit facility are secured by mortgage loans and are subject to restrictive covenants. The covenants include certain minimum net worth requirements, minimum tangible net worth requirements, certain minimum financial ratios, maintenance of servicer eligibility for various government agencies, a minimum balance in the mortgage servicing rights portfolio and certain minimum liquidity requirements, which are all defined in the terms of the related debt agreements.  In addition, the covenants restrict the types of business activities in which the Company may engage.  NetBank was in compliance, or obtained a waiver for any non-compliance, with all debt covenants in place as of June 30, 2003.  Although management anticipates complying with all current debt covenants, there can be no assurance that NetBank or its individual subsidiaries will be able to comply with all debt covenants in the future.  Failure to comply could result in the loss of the related financing. Short-term debt outstanding to third parties reached the highest level for the quarter ending June 30, 2003, in May with an average monthly balance of $663 million.

9.             NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income (loss) per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income (loss) per common and potential common share for the three and six months ended June 30, 2003. For the three and six months ended June 30, 2002, there is no difference in basic and diluted shares as the effect of options outstanding to purchase common shares would be anti-dilutive to the net loss for that period. The effect of convertible debt securities outstanding has not been included in any of the periods presented because the assumed conversion of such securities would be anti-dilutive.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Six months ended June 30, 2003
Basic EPS	$24,915	48,146	$0.52
Effect of dilutive securities - option to purchase common shares	—	554	(0.01)
Diluted EPS	$24,915	48,700	$0.51

Three months ended June 30, 2003
Basic EPS	$14,213	47,968	$0.30
Effect of dilutive securities - option to purchase common shares	—	671	(0.01)
Diluted EPS	$14,213	48,639	$0.29

10.          BUSINESS SEGMENTS

NetBank’s principal activities include retail banking and mortgage banking.  The retail banking segment primarily consists of offering consumer banking products such as checking, money market, and certificates of deposit.  The retail bank primarily invests the funds generated through its consumer bank products in mortgage loans, investment securities and originated small business financing loans and leases.  The mortgage banking segment originates mortgage loans directly with borrowers and purchases mortgage loans from correspondents and/or brokers. The mortgage banking segment packages or pools such loans either inclusive or exclusive of servicing rights for sale into the secondary market.  Additionally, the Company has various strategic initiatives including small business banking, personal financial planning, dealer financial services and NetInsurance. These initiatives as well as the revenues and expenses of the parent company are currently reported in the Other segment.

The accompanying segment data includes the results of Resource commencing April 1, 2002, reflecting the date of acquisition. The 2002 tables include the effects of certain transactions related to the acquisition of Resource, including restructuring the investment portfolio in anticipation of the Resource transaction and certain compensation charges related to changes in management as a result of the transaction.  The reader is directed to the management discussion and analysis and results of operations included within this report for additional detail regarding comparability of period results.

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

	For the three months ended June 30, 2003
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Interest income	$19,459	$30,832	$32	$18	$50,341
Intersegment interest income	11,314	82	360	(11,756)	—
Total interest income	30,773	30,914	392	(11,738)	50,341
Interest expense	19,124	2,030	479	—	21,633
Intersegment interest expense	395	11,060	301	(11,756)	—
Total interest expense	19,519	13,090	780	(11,756)	21,633
Net interest income	11,254	17,824	(388)	18	28,708
Provision for credit losses	872	22	—	—	894
Non-interest income	7,955	73,933	(69)	(1,265)	80,554
Non-interest expense	20,693	63,200	2,092	(52)	85,933
Pretax income (loss)	$(2,356)	$28,535	$(2,549)	$(1,195)	$22,435

Total assets	$4,035,038	$2,811,400	$563,687	$(2,899,700)	$4,510,425

	For the three months ended June 30, 2002
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Interest income	$17,455	$18,766	$18	$—	$36,239
Intersegment interest income	4,086	—	896	(4,982)	—
Total interest income	21,541	18,766	914	(4,982)	36,239
Interest expense	23,985	5,989	453	—	30,427
Intersegment interest expense	—	4,086	896	(4,982)	—
Total interest expense	23,985	10,075	1,349	(4,982)	30,427
Net interest income	(2,444)	8,691	(435)	—	5,812
Provision for credit losses	26,423	—	(1)	—	26,422
Non-interest income	683	40,574	482	(436)	41,303
Non-interest expense	25,133	44,027	2,313	(436)	71,037
Pretax income (loss)	$(53,317)	$5,238	$(2,265)	$—	$(50,344)

Total assets	$2,861,993	$887,547	$466,527	$(625,644)	$3,590,423

	For the six months ended June 30, 2003
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Interest income	$38,959	$56,327	$32	$25	$95,343
Intersegment interest income	19,823	82	866	(20,771)	—
Total interest income	58,782	56,409	898	(20,746)	95,343
Interest expense	38,551	3,690	891	—	43,132
Intersegment interest expense	880	19,281	610	(20,771)	—
Total interest expense	39,431	22,971	1,501	(20,771)	43,132
Net interest income	19,351	33,438	(603)	25	52,211
Provision for credit losses	1,721	41	—	—	1,762
Non-interest income	17,512	134,465	(67)	(2,212)	149,698
Non-interest expense	41,878	115,357	3,588	(82)	160,741
Pretax income (loss)	$(6,736)	$52,505	$(4,258)	$(2,105)	$39,406

Total assets	$4,035,038	$2,811,400	$563,687	$(2,899,700)	$4,510,425

	For the six months ended June 30, 2002
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Interest income	$49,606	$23,386	$25	$—	$73,017
Intersegment interest income	5,177	—	1,307	(6,484)	—
Total interest income	54,783	23,386	1,332	(6,484)	73,017
Interest expense	47,055	6,977	830	—	54,862
Intersegment interest expense	411	5,177	896	(6,484)	—
Total interest expense	47,466	12,154	1,726	(6,484)	54,862
Net interest income	7,317	11,232	(394)	—	18,155
Provision for credit losses	26,526	—	—	—	26,526
Non-interest income	3,636	46,469	607	(436)	50,276
Non-interest expense	40,787	48,502	11,879	(436)	100,732
Pretax income (loss)	$(56,360)	$9,199	$(11,666)	$—	$(58,827)

Total assets	$2,861,993	$887,547	$466,527	$(625,644)	$3,590,423

11.          LOSS CONTINGENCY

NetBank, FSB is involved in litigation with three insurance companies who are sureties on some of NetBank, FSB’s commercial lease portfolios. NetBank, FSB has filed a claim for all principal and interest payments that are currently past due.  The unpaid principal balance totals $83,769. In accordance with the Office of Thrift Supervision requirements, the Company maintains an allowance for losses against this portfolio of $21,228.  The entire portfolio has been placed on non-accrual status pending outcome of the litigation.  Since the CMC lease portfolio was placed on non-accrual during the quarter ended March 31, 2002, the Company has not accrued and has not received approximately $2.1 million of interest income per quarter.  Additionally, NetBank has incurred $321 and $472 of legal expenses related to this litigation for the three and six months ended June 30, 2003.

12.          GUARANTEES

The Company has issued mortgage-backed securities under various programs sponsored by Ginnie Mae, Freddie Mac and Fannie Mae.  In connection with servicing mortgage-backed securities guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae, the Company advances certain principal and interest payments to security holders prior to their collection from specific mortgagors.  Additionally, the Company must remit certain payments of property taxes and insurance premiums in advance of collecting them from specific mortgagors and make certain payments of attorney’s fees and other costs related to loans in foreclosure.  These amounts are included in servicing advances under the caption due from servicers and investors in the accompanying consolidated balance sheets. Likewise, during the month that a mortgagor pays off his/her mortgage, the Company must accept an interest payment from the borrower that is pro-rated to the date of payoff and pass through a full month’s interest to the security holder.  The Company includes its projection of the cost of such advances, lost interest on mortgages that prepay, and the expense of unreimbursed attorney and other costs associated with foreclosure in its valuation of the servicing assets.

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights.  Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or servicing rights for losses if there has been a breach of representations or warranties.  At June 30, 2003 and December 31, 2002, NetBank had $26,724 and $11,893 of reserves which represent the estimated fair value of its guarantees under these contracts.  For the six months ended June 30, 2003, NetBank repurchased $18,430 of loans, which is less than two-tenths of one percent of production for the same period.

In certain sales of whole loans and sales of servicing, the Company is contractually obligated to refund to the purchaser, certain premiums paid to the Company on the sale of loans or servicing rights if the mortgagor prepays the mortgage during a specified period of time (generally up to 120 days after sale).  The Company had reserves for its estimated obligation of $2,560 and $1,475 as of June 30, 2003, and December 31, 2002, respectively.

Since NetBank is not the primary servicer for many of the loans or loans underlying the mortgage servicing rights it sells, it has no knowledge as to the current status of previously sold loans and mortgage servicing rights.  Accordingly, NetBank is unable to determine its maximum exposure under its representations and warranties.  The maximum exposure under NetBank’s representations and warranties would be the outstanding principal balance and any premium paid of all loans or mortgage servicing rights ever sold by the company less any loans sold servicing released or any loans underlying mortgage servicing rights that have already prepaid or defaulted without a breach of representations and warranties.

Part I. Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this report are forward–looking statements. Forward–looking statements include statements regarding the intent, belief or current expectations of NetBank or its officers and directors and can be identified by the use of forward–looking terms such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or comparable terminology. The Company’s actual results could differ materially from those anticipated from the forward–looking statements, depending on various important factors. These factors include a possible decline in asset quality, potential difficulties in integrating the Company’s operations across its multiple lines of business, the cyclical nature of the mortgage banking industry generally, the evolving nature of the market for internet banking and financial services generally, the possible adverse effects of unexpected changes in the interest rate environment, and increasing competition and regulatory changes. The Company’s 2002 Form 10-K filed with the Securities and Exchange Commission, contains additional details on these and other risks that are material to operations. All forward–looking statements in this report are based on information available as of the date this report was filed with the SEC. The Company does not undertake to update any forward–looking statements that may be made.

General

NetBank, Inc. is a savings and loan holding company that wholly owns the outstanding stock of NetBank®, (“NetBank, FSB”), a federal savings bank; Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc., (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities.  NetBank, FSB also owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, and Resource Bancshares Mortgage Group, Inc. (“Resource”). Resource wholly owns RBMG, Inc. (“RBMG”), a wholesale mortgage banking company, and Republic Leasing Company, Inc. (“Republic Leasing”), a small ticket commercial financing company.

NetBank, Inc. acquired Resource on March 31, 2002, and subsequently reorganized the holding company structure as described above based on operational, licensing and funding needs. Accordingly, the financial impact of Resource is included from the dates of acquisition. The entire consolidated company is referred to herein as “NetBank” or  “the Company”.

All dollar figures are presented in thousands (000s) except per share data unless otherwise noted.

Financial Condition

General. During the six months ended June 30, 2003, the Company’s assets increased $1.0 billion or 28%. The increase was primarily due to increases of $1.0 billion in loans held for sale and $292,603 in loan and lease receivables, partially offset by declines of $306,972 in investment securities available for sale and $52,655 in cash and cash equivalents.  The increase in loans held for sale was primarily due to the $10.0 billion record level of production in the mortgage banking segment outpacing the $8.4 billion record level of sales into the secondary markets. The increase in loan and lease receivables is primarily due to the retention of $0.5 billion of loans produced by the mortgage banking segment to be held for investment by the retail banking segment, offset in part by $0.2 billion of curtailments in loan and lease receivables.  The investment securities available for sale portfolio declined $306,972 as the Company chose to sell certain investment securities and use some of the proceeds to pay off certain fixed-rate term advances from the Federal Home Loan Bank (“FHLB”) which will more effectively balance its interest rate sensitivity and improve the net interest margin in future periods.  Cash and cash equivalents declined by $52,655 primarily due to the Company more effectively using its cash to support the increase in mortgage loan production.

Additionally, during the six months ended June 30, 2003, the Company’s other assets increased $31,086 primarily due to the increase in fair value of the Company’s forward loan commitments and mortgage servicing rights hedges.  These derivatives are accounted for under SFAS No. 133, and as such the change in fair value is recorded as other assets. This increase was partially offset by a decline of $30,489 in due from servicers and investors related to the Company replacing externally serviced loans with internally originated and serviced loans.  By internally servicing its portfolio of loans and leases, NetBank will accelerate its cash receipts and allow the Company to expand its cross-selling efforts.

Average balances. The following table contains average balances for the periods indicated.  Reference is made to the rate volume variance tables contained in the results of operations section for additional detail of the Company’s average interest-earning assets and interest-bearing liabilities.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Assets
Interest-earning	$3,679,617	$3,333,355	$3,472,020	$2,993,314
Noninterest-earning	471,417	451,573	451,835	613,892
Total	$4,151,034	$3,784,928	$3,923,855	$3,607,206

Liabilities and shareholders’ equity
Interest-bearing	$3,471,293	$3,140,878	$3,263,742	$2,785,664
Noninterest-bearing	266,464	248,906	250,732	472,962
Total liabilities	3,737,757	3,389,784	3,514,474	3,258,626
Shareholders’ equity	413,277	395,144	409,381	348,580
Total liabilities and shareholders’ equity	$4,151,034	$3,784,928	$3,923,855	$3,607,206

Investment Securities.  During the six months ended June 30, 2003, the Company sold certain investment securities at gains of $12,188.  NetBank used the proceeds to pay off certain fixed-rate term FHLB advances and reduce debt supporting the mortgage operations.  The $12,188 of gains on the sales more than offset the $11,951 of prepayment penalties incurred on the early extinguishments of the debt.  NetBank may continue to selectively sell investment securities in order to use the proceeds to better position its net interest margin for the benefit of future periods.  Additionally, the Company recorded impairment charges of $794 on two variable rate, long-term corporate bonds.  The bonds had traded under book value for an extended period of time due to widening credit spreads.  Both bonds carry a Standard & Poor’s “A-” rating.

The following tables set forth certain information relating to the Company’s available for sale securities at June 30, 2003, and December 31, 2002:

As of June 30, 2003	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$58,233	$1,448	$1	$59,680
Collateralized mortgage obligations	1,799	167	—	1,966
U.S. government agencies	256,617	16,749	—	273,366
Corporate bonds	8,892	—	—	8,892
Habitat bonds and other	3,541	302	—	3,843
Total	$329,082	$18,666	$1	$347,747

As of December 31, 2002	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$121,868	$3,222	$—	$125,090
Collateralized mortgage obligations	8,774	159	9	8,924
U.S. government agencies	493,159	15,079	—	508,238
Corporate bonds	9,679	—	971	8,708
Habitat bonds and other	3,511	248	—	3,759
Total	$636,991	$18,708	$980	$654,719

Loan and Lease Receivables.  NetBank is actively replacing its purchased loan and lease receivables portfolio with internally originated loans and leases so it can capitalize on cross-selling opportunities, internally service the assets and more effectively control its credit and interest rate risk. The Company’s loan and lease receivables grew by $292,603 for the six months ended June 30, 2003, as the Company selectively retained $474,122 of ARM, second and jumbo mortgage loans to replace the runoff or sale of previously purchased loan and lease pools.  The Company expects to continue retaining the majority of the ARM, second and jumbo mortgage loans originated by the mortgage banking segment.  As illustrated in the following tables, the Company has increased its percentage of residential mortgage loans to total loans and leases to 69% as of June 30, 2003, compared to 58% as of December 31, 2002.

Asset Quality and Non-performing Assets. The Company periodically reviews the performance of its loan and lease receivables portfolio by reviewing charge-offs, delinquency statistics, and industry statistics on a pool-by-pool basis for its purchased portfolio and an individual basis for its originated loans and leases. If a decline in credit quality for a specific pool or individual loan or lease is noted, the Company records additional allowance through a charge to the provision for credit losses. The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio. The Company determines the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors.  NetBank’s non-performing assets as a percentage of gross unpaid principal balance (UPB) improved from 9.3% to 7.1% for the six months ended June 30, 2003, as the level of non-performing assets held constant relative to a $291,882 or 31% increase in gross UPB.  This same measurement excluding the CMC lease portfolio reflects a drop from 0.4% to 0.3%.  As gross UPB continues to increase from the retention of residential mortgage loans, the Company expects this ratio may continue to improve.

The following tables detail NetBank’s held for investment loan and lease portfolio, the associated allowance for credit losses and non-performing assets:

	June 30, 2003
	Gross UPB	Allocated allowance	(1) Non- performing	Allowance / NPA	NPA / Gross UPB
Residential mortgages	$841,913	$9,684	$1,356	714.2%	0.2%
Leases	241,185	9,660	1,327	728.0%	0.6%
Home equity lines	57,136	1,026	453	226.5%	0.8%
Consumer	2,547	256	1	25600.0%	0.0%
Construction	—	—	—	n/a	n/a
Auto	1	1	—	na	na
Loan and lease receivables	1,142,782	20,627	3,137	657.5%	0.3%
CMC leases (2)	83,769	21,228	83,769	25.3%	100.0%
Loan and lease receivables	$1,226,551	$41,855	$86,906	48.2%	7.1%

	December 31, 2002
	Gross UPB	Allocated allowance	(1) Non- performing	Allowance / NPA	NPA / Gross UPB
Residential mortgages	$545,120	$10,464	$1,851	565.3%	0.3%
Leases	221,507	9,009	1,405	641.2%	0.6%
Home equity lines	82,051	1,659	—	n/a	n/a
Consumer	2,025	216	—	n/a	n/a
Construction	188	—	—	n/a	n/a
Auto	9	—	—	n/a	n/a
Loan and lease receivables	850,900	21,348	3,256	655.7%	0.4%
CMC leases (2)	83,769	21,228	83,769	25.3%	100.0%
Loan and lease receivables	$934,669	$42,576	$87,025	48.9%	9.3%

(1)            Non-performing assets (“NPA”) include all loans and leases that are 90 days or more delinquent or on non-accrual status. The tables above do not include $18,305 and $30,443 of non-performing loans classified as held for sale as of June 30, 2003, and December 31, 2002, respectively. Since loans classified as held for sale are carried at the lower of cost or market, the estimated losses that may occur have already been recorded in both the balance sheet and statement of operations.

(2)            The reader is directed to Part II Item 1 Legal Proceedings contained within this report for additional detail regarding the CMC lease portfolio and the associated litigation.

Liabilities. Total liabilities for the six months ended June 30, 2003, increased $964,135.  This increase was due primarily to increases of $419,310 in deposits, $470,101 in other borrowed funds and $74,136 in loans in process.  The increase in deposits is the result of adding 10,294 new deposit customers and increasing the average account balance to $11 from $9 during the six months ended June 30, 2003.  The increase in other borrowed funds was necessary to support the $1.0 billion increase in loans held for sale.  The increase in loans in process correlates to the increase in production for the period.  In April 2003, the Company completed its second trust preferred securities offering which also increased total liabilities by $4,382.

Deposits. As of June 30, 2003, deposits represented 64% of total borrowed funds (including deposits, other borrowed funds, convertible subordinated notes and trust preferred securities) outstanding. FHLB advances, warehouse lines of credit and repurchase agreements represented approximately 35%, and convertible subordinated debt and trust preferred securities represented less than 1%.  During the six months ended June 30, 2003, NetBank was able to increase its deposits and lower its cost of funds by replacing $92,880 of higher cost certificates of deposits with $365,825 of money market and interest-bearing checking accounts and $146,365 of non-interest bearing checking accounts.  NetBank will continue to emphasize transactional accounts as its primary long-term funding source.  Reference is made to detailed deposit information contained within Note 5 of the Notes to Consolidated Financial Statements.

Shareholders’ Equity.  Total shareholders’ equity increased $18,738 for the six months ended June 30, 2003.  The increase is primarily due to a $22,978 increase in retained earnings resulting from $24,915 of net income, offset in part by the payment of dividends of $1,937. Additional paid-in capital increased by $4,904 primarily related to the tax benefit of non-qualified option exercises. Accumulated other comprehensive income (OCI) increased $582 related to the change in fair value of available for sale investment securities. These increases were partially offset by a net $9,727 increase in treasury stock.  The increase in treasury stock was due to the repurchase of 963,200 shares of common stock at a weighted average cost of $10.83 per share offset in part by the reissuance of 36,683 shares under the employee stock purchase plan at an average cost of $8.59 and the reissuance of 45,000 shares of restricted stock at an average cost of $8.62.  NetBank will continue to repurchase shares periodically in the public market or through private transactions.

Results of Operations – Three months ended June 30, 2003, compared to the three months ended June 30, 2002

General. Net income for the three months ended June 30, 2003, was $14,213 or $0.29 per share, compared to a net loss of $31,287 or ($0.64) per share, for the same period in 2002.  The $31,287 net loss in 2002 included approximately $59.9 million pre-tax, of charges associated with the acquisition of Resource on March 31, 2002, and the subsequent repositioning of the Company’s balance sheet to reflect its financial intermediary strategy. The increase in net income for the three months ended June 30, 2003, compared to the same period for 2002, in addition to the aforementioned charges, was driven by the strong performance of the mortgage banking segment as it capitalized on record production and sales levels associated with the low interest rate environment. NetBank had mortgage production of $5.6 billion and sales of $4.5 billion for the three months ended June 30, 2003, compared to production of $2.9 billion and sales of $3.0 billion for the same period of 2002.

Interest Income. NetBank’s interest income for the three months ended June 30, 2003, was $50,341 compared to $36,239 for the same period in 2002. Interest income for the 2002 period was negatively impacted by approximately $12,464 related to the impairment of premiums on purchased loan and lease pools that experienced accelerated prepayments during the first half of 2002. As detailed in the following rate volume variance table, NetBank lowered the average balance of its short-term investments, investment securities available for sale and loan and lease receivables by $732,108 and increased the average balance of its loans held for sale by $1,078,370. This repositioning allowed the Company to earn long-term yields on a greater percentage of its interest-earning assets while effectively holding short-term held for sale assets.  Utilization of this strategy limited NetBank’s decline in average yield, adjusted for the 2002 impairment, to 37 basis points compared to a 138 basis-point decline in the average cost of funds.  As discussed in Note 11 of the Consolidated Financial Statements included within this report, the Company has not accrued and has not received approximately $2.1 million per quarter of interest related to the CMC lease portfolio.  See Part II Item 1 Legal Proceedings within this report for a more in depth discussion of the CMC lease portfolio and associated litigation.

Interest Expense. Total interest expense for the three months ended June 30, 2003, was $21,633 compared to $30,427 for the same period of 2002.  The $8,794 decline is primarily due to the 138 basis-point reduction in the average cost of funds, offset in part by an increase of $330,415 in the average balance of interest-bearing liabilities. For the three months ended June 30, 2003, there was $12,534 in interest expense on deposits (including checking, money market and certificates of deposits) as compared to $14,009 for the three months ended June 30, 2002.  The $1,475 net decrease in interest expense on deposits was the result of a 110 basis-point decline in the average rate paid on deposits resulting in a positive $4,680 rate variance, partially offset by a negative volume variance of $3,205 due to increased average deposit balances of $600,658.  For the three months ended June 30, 2003, interest expense on other borrowed funds (including short-term debt, FHLB advances, trust preferred and convertible subordinated debt) was $9,099 compared to $16,418 for the same period of 2002.  The $7,319 decline in interest expense related to other borrowed funds is the result of a 145 basis-point decline in the average cost of funds coupled with a decline of $270,247 in the average outstanding balance. NetBank further reduced its overall cost of funds during the period by reallocating its sources of funds to rely more heavily on deposits with an average cost of 217 basis points as opposed to other borrowed funds with an average cost of 314 basis points.

Net Interest Income. Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $28,708, or 3.12% of average interest-earning assets for the three months ended June 30, 2003, compared to $5,812, or 0.70% of average interest-earning assets for the three months ended June 30, 2002.

The following table details the relative interest rates and average balances of NetBank’s interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2003 and 2002:

Average Balance		Average Yield / Rate			Interest			Variance Attributable to
2003	2002	2003	2002		2003	2002	Variance	Rate	Volume (3)
				Interest-earning assets:
$34,956	$109,842	1.00%	3.02%	Short-term investments	$87	$829	$(742)	$(556)	$(186)
538,897	857,861	3.97%	3.74%	Investment securities (1)	5,351	8,030	(2,679)	488	(3,167)
2,004,439	926,069	6.27%	7.41%	Loans held for sale (2)	31,417	17,165	14,252	(2,650)	16,902
1,101,325	1,439,583	4.90%	2.84%	Loans and leases receivable (2)	13,486	10,215	3,271	7,413	(4,142)
3,679,617	3,333,355	5.47%	4.35%	Total interest-earning assets	50,341	36,239	14,102	4,695	9,407

				Interest-bearing liabilities:
183,766	144,138	1.55%	1.69%	Checking accounts	711	608	103	(50)	153
1,079,564	631,719	2.14%	2.39%	Money market	5,786	3,771	2,015	(385)	2,400
1,048,696	935,511	2.30%	4.12%	Certificates of deposit	6,037	9,630	(3,593)	(4,245)	652
595,846	772,249	2.08%	3.43%	Short-term debt	3,099	6,627	(3,528)	(2,611)	(917)
528,737	629,945	4.23%	6.01%	FHLB advances	5,590	9,463	(3,873)	(2,803)	(1,070)
8,326	—	4.66%	0.00%	Trust preferred securities	97	—	97	—	97
26,358	27,316	4.75%	4.80%	Convertible subordinate debt	313	328	(15)	(4)	(11)
3,471,293	3,140,878	2.49%	3.87%	Total interest-bearing liabilities	21,633	30,427	(8,794)	(10,098)	1,304

—	—	2.98%	0.47%	Net interest margin	28,708	5,812	22,896	14,793	8,103
208,324	192,477	0.14%	0.22%	Interest free sources	—	—	—	—	—
$3,679,617	$3,333,355	3.12%	0.70%	Net interest income to interest-earning assets	$28,708	$5,812	$22,896	$14,793	$8,103

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $894 for the three months ended June 30, 2003, compared to $26,422 for the same period of 2002.  The 2002 figure contained $20,102 of provision specifically for the CMC lease portfolio.  Reference is made to the asset quality and non-performing assets section in the financial condition section contained within this report for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income.  Non-interest income increased $39,251 to $80,554 for the three months ended June 30, 2003, compared to $41,303 for the same period of 2002.  Non-interest income during the 2002 period was negatively impacted by $5,312 due to the effects of purchase accounting related to Resource’s pre-existing inventory of held for sale mortgages. Gains on sales of mortgage loans and mortgage servicing rights accounted for $30,120 of the period over period increase, which was primarily due to the $1.8 billion increase in sales of mortgage loans period over period.  Additionally, there was a $6,834 increase in gains (losses) on sales of investment securities as the Company sold certain investment securities for gains of $5,855 compared to losses of $1,772 on sales in the corresponding period of 2002. Current period gains of $5,855 were offset in part by an impairment charge of $794 on two variable, long-term corporate bonds. The bonds had traded under book value for an extended period of time due to widening credit spreads.  Both bonds carry a Standard & Poor’s “A-” rating.  Other income increased $2,418 to $3,416 for the three months ended June 30, 2003, compared to $998 for the comparable period of 2002.  Other income for the three months ended June 30, 2003, consisted of $998 of gains associated with fair value adjustments for assets accounted for under SFAS No. 133, $852 of revenues from MG Reinsurance, $488 of revenues from Republic Leasing and $1,078 of ancillary fees and income.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses.  Non-interest expense increased by $14,896 to $85,933 for the three months ended June 30, 2003, from $71,037 for the three months ended June 30, 2002.  The largest part of the increase was in impairment and amortization of mortgage servicing rights, which totaled $17,534, an increase of $10,030 period over period.  This large increase was due to the considerable decline in long-term mortgage interest rates causing actual and forecasted prepayments to significantly accelerate. Additionally, during the quarter ended June 30, 2003, the Company incurred $5,975 of prepayment penalties on the early extinguishments of certain fixed-rate FHLB advances compared to prepayment penalties of $2,493 in the same period of 2002.  Non-interest expenses for the three months ended June 30, 2002, included approximately $6,609 of charges associated with the acquisition and integration of Resource.

Retail Bank Operations

The table below provides an overview of the results of operations for the retail bank segment:

	Three months ended June 30,

	2003	2002	Change
Net interest income	$11,254	$(2,444)	$13,698
Provision for credit losses	(872)	(26,423)	25,551
Net interest income after provision for credit losses	10,382	(28,867)	39,249
Gains on sales of loans	(187)	(1,465)	1,278
Service charges and fees	3,080	3,920	(840)
Total revenues	13,275	(26,412)	39,687

Non-interest expenses	14,718	22,640	(7,922)
Pre-tax loss before gains on securities	(1,443)	(49,052)	47,609
Gains (losses) on sales of securities, net of prepayment penalties on the extinguishment of debt	(913)	(4,265)	3,352
Pre-tax loss	$(2,356)	$(53,317)	$50,961

Note: Gains on investment securities and prepayment penalties on the extinguishment of debt  have been netted for comparability purposes.

The net pre-tax loss for the retail banking segment improved from $53,317 for the three months ended June 30, 2002, to $2,356 for the three months ended June 30, 2003.  The three-month period of 2002 included $20,102 and $657 of charges for establishing reserves and writing down premiums, respectively, associated with the CMC lease portfolio. Net interest income for the 2003 period is lower than would be expected due to the retail bank lending a large portion of its funds at warehouse rates to the mortgage banking operations to support its record production levels. The 2002 period also included an additional $32.5 million of charges related to the repositioning of the retail bank’s operations and balance sheet after the acquisition of Resource on March 31, 2002, as part of NetBank’s financial intermediary strategy. As the retail bank reallocates its portfolio to include more long-term investments, primarily single-family first mortgage loans, as opposed to providing relatively lower rate short-term warehouse lines of credit, the retail bank’s results should significantly improve.

Mortgage Banking

The following table highlights the mortgage banking segment production and sales activities:

	Three months ended June 30,
	2003	2002	Change
Mortgage loan production:
Retail	$935,447	$507,769	$427,678
Correspondent	2,528,184	1,292,354	1,235,830
Wholesale/broker	1,451,884	588,297	863,587
RMS	177,674	36,218	141,456
Total agency-eligible	5,093,189	2,424,638	2,668,551
Nonconforming	508,341	474,554	33,787
Total	$5,601,530	$2,899,192	$2,702,338

Mortgage loan sales:
Conforming or agency-eligible sales	$3,978,644	$2,484,049	$1,494,595
Non-conforming sales	505,151	496,911	8,240
Total	$4,483,795	$2,980,960	$1,502,835

Production revenues	$91,735	$49,265	$42,470
Production expenses	63,200	44,027	19,173
Pre-tax margin	$28,535	$5,238	$23,297

Production revenues in bps to sales	205	165	40
Production expenses in bps to production	113	152	(39)
Net production margin in bps	92	13	79

For the three months ended June 30, 2003, the mortgage banking segment posted a record pre-tax margin of $28,535 compared to $5,238 for the same period of 2002. The increase in pre-tax margin for the three months ended June 30, 2003, compared with the same period of 2002 relates primarily to record mortgage loan production of $5.6 billion and record sales of $4.5 billion during the 2003 period compared to production of $2.9 billion and sales of $3.0 billion for the 2002 period. The mortgage banking segment reached record production and sales levels in both the conforming and non-conforming channels during the 2003 period. Additionally, during the three months ended June 30, 2003, pricing pressures eased as industry pipelines neared full capacity resulting in a 40 bps increase in production revenues. Production expenses decreased by 39 bps period over period.  The decline in expenses was partially off-set by an increase in impairment and amortization charges of $10,030 or 18 bps.  Net of this increase, production expenses would have declined by 57 bps as the mortgage banking segment was able to better leverage its fixed costs against higher production levels.

Other Segment

For the three months ended June 30, 2003, the other segment recorded a pre-tax loss of $2,549 compared to a pre-tax loss of $2,265 for the same period of 2002.  The loss includes NetBank’s strategic initiatives and holding company expenses, including dealer financial services, NetInsurance, NetBank, Inc., Resource Bancshares Mortgage Group, Inc. and NetBank Partners.

Results of Operations – Six months ended June 30, 2003, compared to the six months ended June 30, 2002

General. Net income for the six months ended June 30, 2003, was a record $24,915 or $0.51 per share, compared to a net loss of $36,925 or ($0.94) per share for the same period of 2002.  The 2002 loss included $10.1 million pre-tax, of acquisition and severance charges and $59.9 million pre-tax, of charges associated with the integration and repositioning of the Company’s balance sheet as NetBank implemented its financial intermediary strategy following its acquisition of Resource in March 2002.  Additionally, the prior period net loss only includes the operating results of Resource for the three months ended June 30, 2002, since its acquisition was not completed until March 31, 2002.  The record net income for the six months ended June 30, 2003, was primarily driven by the strong performance of the mortgage banking segment as it capitalized on record production of $10.0 billion and record sales of $8.4 billion compared to $3.4 billion of production and $3.5 billion of sales for the same period in 2002. The low interest rate environment and the addition of Resource’s mortgage banking operations fueled the increase in production and sales.

Interest Income. NetBank’s interest income for the six months ended June 30, 2003, was $95,343 compared to $73,017 for the same period in 2002. Interest income for the 2002 period was negatively impacted by approximately $12,464 related to the impairment of premiums on purchased loan pools that had experienced accelerated prepayments in early 2002. As detailed in the following rate volume variance table, NetBank lowered the average balance of its short-term investments, investment securities available for sale and loan and lease receivables by $751,133 and increased the average balance of its loans held for sale by $1,229,839. This repositioning allowed the Company to earn higher long-term yields on a greater percentage of its interest-earning assets while effectively holding short-term held for sale assets.  Utilization of this strategy limited NetBank’s decline in average yield, adjusted for the 2002 impairment, to 22 basis points compared to a 130 basis-point decline in the average cost of funds.  As discussed in Note 11 of the Consolidated Financial Statements included within this report, the Company has not accrued and has not received approximately $2.1 million per quarter of interest related to the CMC lease portfolio.  See Part II Item 1 Legal Proceedings within this report for a more in depth discussion of the CMC lease portfolio and associated litigation.

Interest Expense. Total interest expense for the six months ended June 30, 2003, was $43,132 compared to $54,862 for the same period of 2002.  The $11,730 decline is primarily due to the 130 basis-point reduction in the average cost of funds, offset in part by an increase of $478,078 in the average balance of interest-bearing liabilities. For the six months ended June 30, 2003, there was $24,980 of interest expense on deposits (including checking, money market and certificates of deposits) compared to $27,783 for the six months ended June 30, 2002.  The $2,803 net decrease in interest expense on deposits was the result of a 112 basis-point decline in the average rate paid on deposits resulting in a positive $9,002 rate variance, partially offset by a negative volume variance of $6,199 due to an increase in average deposit balances of $560,232.  For the six months ended June 30, 2003, interest expense on other borrowed funds (including short-term debt, FHLB advances, trust preferred and convertible subordinated debt) was $18,152 compared to $27,079 for the same period of 2002.  The net $8,927 decline in interest expense related to other borrowed funds is the result of a 131 basis-point decline in the average cost of funds coupled with a favorable volume variance of $82,154 in the average outstanding balance. NetBank further reduced its overall cost of funds during the period by reallocating its sources of funds to rely more heavily on deposits with an average cost of 227 basis points as opposed to other borrowed funds with an average cost of 341 basis points.

Net Interest Income. Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $52,211, or 3.01% of average interest-earning assets for the six months ended June 30, 2003, compared to $18,155, or 1.21% of average interest-earning assets for the six months ended June 30, 2002.

The following table details the relative interest rates and average balances of NetBank’s interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2003, and 2002:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2003	2002	2003	2002		2003	2002	Variance	Rate	Volume (3)
				Interest-earning assets:
$36,315	$154,373	1.21%	2.13%	Short-term investments	$219	$1,642	$(1,423)	$(711)	$(712)
604,790	788,070	3.96%	4.17%	Investment securities (1)	11,960	16,433	(4,473)	(849)	(3,624)
1,808,947	579,108	6.39%	7.52%	Loans held for sale (2)	57,785	21,785	36,000	(3,286)	39,286
1,021,968	1,471,763	4.97%	4.51%	Loans and leases receivable (2)	25,379	33,157	(7,778)	3,392	(11,170)
3,472,020	2,993,314	5.49%	4.88%	Total interest-earning assets	95,343	73,017	22,326	(1,454)	23,780

				Interest-bearing liabilities:
175,946	138,554	1.55%	1.66%	Checking accounts	1,361	1,149	212	(77)	289
992,384	595,656	2.19%	2.74%	Money market	10,885	8,173	2,712	(1,640)	4,352
1,030,846	904,734	2.47%	4.08%	Certificates of deposit	12,734	18,461	(5,727)	(7,285)	1,558
465,763	456,421	2.16%	3.34%	Short-term debt	5,019	7,615	(2,596)	(2,697)	101
564,958	662,983	4.36%	5.67%	FHLB advances	12,311	18,812	(6,501)	(4,365)	(2,136)
6,354	—	4.69%	0.00%	Trust Preferred	149	—	149	—	149
27,491	27,316	4.90%	4.77%	Convertible subordinate debt	673	652	21	17	4
3,263,742	2,785,664	2.64%	3.94%	Total interest-bearing liabilities	43,132	54,862	(11,730)	(16,047)	4,317

—	—	2.85%	0.94%	Net interest margin	52,211	18,155	34,056	14,593	19,463
208,278	207,650	0.16%	0.27%	Interest free sources	—	—	—	—	—
$3,472,020	$2,993,314	3.01%	1.21%	Net interest income to interest-earning assets	$52,211	$18,155	$34,056	$14,593	$19,463

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $1,762 for the six months ended June 30, 2003, compared to $26,526 for the same period of 2002.  The 2002 figure contained $20,102 of provision specifically for the CMC lease portfolio.  See Part II Item 1 Legal Proceedings within this report for a more in depth discussion of the CMC lease portfolio and associated litigation. Reference is made to the asset quality and non-performing assets subsection in the Financial Condition section contained within this report for additional detail related to the determination of provision expense for maintaining the proper level of allowance for credit losses.

Non-interest Income.  Non-interest income increased $99,422 to $149,698 for the six months ended June 30, 2003, compared to $50,276 for the six months ended June 30, 2002.  Of this increase, gains on sales of mortgage loans and mortgage servicing rights accounted for $73,370, of which $38,696 is attributable to the mortgage subsidiaries from the acquisition of Resource on March 31, 2002, which were not included in the comparable period of 2002.  The mortgage subsidiaries’ improved results were attributable to a lower interest rate environment resulting in higher production and more favorable pricing conditions.  Service charges and fees increased by $7,820 to $23,778 for the six months ended June 30, 2003, from $15,958 in the same period of 2002. $7,826 of the increase is attributable to the addition of Resource’s mortgage servicing operations. The Company recorded $12,188 of gains on investment securities as certain investment securities were sold during the six months ended June 30, 2003, compared to a loss of $1,857 on the sale of certain investment securities during the same period in 2002. Current period gains of $12,188 were offset in part by an impairment charge of $794 on two variable, long-term corporate bonds.  The bonds had traded under book value for an extended period of time due to widening credit spreads.  Both bonds carry a Standard & Poor’s “A-” rating. Other income was $5,979 for the six months ended June 30, 2003, compared to $998 for the comparable 2002 period. Other income consisted of $1,895 of gains associated with fair value adjustments for assets accounted for under SFAS

No. 133, $1,181 of revenues from MG Reinsurance, $984 of revenues from Republic Leasing and $1,919 of ancillary fees and income.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses.  Non-interest expense increased by $60,009 to $160,741 for the six months ended June 30, 2003, from $100,732 for the six months ended June 30, 2002.  The $160,741 of non-interest expense for the six months ended June 30, 2003, includes $43,984 of non-interest expense associated with operations acquired as part of the Resource acquisition, which were not included in the comparable period of 2002. The $100,732 of non-interest expense for the period ended June 30, 2002, includes $10,085 of acquisition and severance costs and $6,609 of integration and repositioning charges associated with the acquisition of Resource on March 31, 2002. Additionally, during the six months ended June 30, 2003, the Company incurred $11,951 of prepayment penalties on the early extinguishments of fixed-rate FHLB advances, compared to $2,493 of prepayment penalties during the six months ended June 30, 2002.  On a comparable basis, non-interest expense increased $23,261 for the six months ended June 30, 2003, compared to the same period of 2002.  The majority of the increase is due to the $10,419 increase in impairment and amortization of mortgage servicing rights and the $8,523 increase in salaries and wages.  The high level of refinance activity during the first six months of 2003, associated with the low interest rate environment, drove the increase in amortization and impairment of mortgage servicing rights.  The increase in salaries and wages was primarily driven by the $2.9 billion, on a comparable basis, increase in production during the six months ended June 30, 2003 compared to the same period of 2002.

Retail Bank Operations

The table below provides an overview of the results of operations for the retail bank segment:

	Six months ended June 30,

	2003	2002	Change
Net interest income	$19,351	$7,317	$12,034
Provision for credit losses	(1,721)	(26,526)	24,805
Net interest income after provision for credit losses	17,630	(19,209)	36,839
Losses on sales of loans	(4)	(1,465)	1,461
Service charges and fees	6,122	6,958	(836)
Total revenues	23,748	(13,716)	37,464

Non-interest expenses	29,927	38,294	(8,367)
Pre-tax loss before gains on securities	(6,179)	(52,010)	45,831
Gains (losses) on sales of securities, net of prepayment penalties on the extinguishment of debt	(557)	(4,350)	3,793
Pre-tax loss	$(6,736)	$(56,360)	$49,624

Note: Gains on investment securities and prepayment penalties on the extinguishment of debt  have been netted for comparability purposes.

Net interest income increased $12,034 for the six months ended June 30, 2003, to $19,351, compared to $7,317 for the six months ended June 30, 2002. Net interest income for the 2002 period was negatively impacted by approximately $12,464 related to the impairment of premiums on purchased loan pools that had experienced accelerated prepayments in early 2002. Net interest income for the 2003 period is lower than would be expected due to the retail bank lending a large portion of its funds at warehouse rates to the mortgage banking operations to support its record production levels.  As the retail bank reallocates its portfolio to include more long-term investments, primarily single-family first mortgage loans, as opposed to providing relatively lower rate short-term warehouse lines of credit, its interest income should significantly improve.  The 2002 provision for credit losses included $20,102 of provision specifically for the CMC lease portfolio.  See Part II Item 1 Legal Proceedings within this report for a more in depth discussion of the CMC lease portfolio and associated litigation.  While non-interest expense declined $8,367 period over period, the 2002 period included approximately $7,494 of charges associated with the integration of Resources leasing operations and the repositioning of the segment to align with the Company’s financial intermediary strategy. The 2003 period includes $1,760 of expenses associated with the leasing operations, which would not have been included in the 2002 period. Adjusted for these two items, non-interest expenses declined by $2,633 period over period.  This decline is primarily due to a decrease of $2,996 in external loan servicing fees.  NetBank now internally services the majority of its loans and leases.

Mortgage Banking

The following table highlights the mortgage banking segment production and sales activities:

	Six months ended June 30,
	2003	2002	Change
Mortgage loan production:
Retail	$1,610,096	$1,007,428	$602,668
Correspondent	4,395,939	1,292,354	3,103,585
Wholesale/broker	2,627,735	588,297	2,039,438
RMS	358,942	36,218	322,724
Total agency-eligible	8,992,712	2,924,297	6,068,415
Nonconforming	966,241	474,554	491,687
Total	$9,958,953	$3,398,851	$6,560,102

Mortgage loan sales:
Conforming or agency-eligible sales	$7,427,729	$3,012,057	$4,415,672
Non-conforming sales	987,513	496,911	490,602
Total	$8,415,242	$3,508,968	$4,906,274

Production revenues	$167,862	$57,701	$110,161
Production expenses	115,357	48,502	66,855
Pre-tax margin	$52,505	$9,199	$43,306

Production revenues in bps to sales	199	164	35
Production expenses in bps to production	116	143	(27)
Net production margin in bps	83	21	62

For the six months ended June 30, 2003, the mortgage banking segment had a record pre-tax margin of $52,505, compared to $9,199 for the six months ended June 30, 2002.  The $43,306 increase is driven primarily by increases of $6.5 billion in production and $4.9 billion in sales and the addition of Resource’s mortgage operations on March 31, 2002, which would only be included in three of the six months during the 2002 period.  Additionally, as industry pipelines approached capacity during the 2003 period pricing pressures eased resulting in a 35 basis-point increase in production revenues.

Other Segment

For the six months ended June 30, 2003, the other segment recorded a pre-tax loss of $4,258 compared to a pre-tax loss of $11,666 for the same period of 2002.  The loss includes NetBank’s strategic initiatives and holding company expenses, including dealer financial services, NetInsurance, NetBank, Inc., Resource Bancshares Mortgage Group, Inc. and NetBank Partners.  The 2002 loss included numerous charges associated with the acquisition of Resource on March 31, 2002.

Critical Accounting Policies

As indicated in NetBank’s Annual Report on Form 10-K for the year ended December 31, 2002, NetBank has identified its policies for the valuation of its mortgage servicing rights and the maintenance of its allowance for credit losses as being its most critical accounting policies. These policies require management to make judgments, estimates and assumptions concerning future events, which materially underpin the current period accounting for these items. Given the effect such judgments, estimates and assumptions can have on NetBank’s balance sheet and statement of operations, these policies are regularly reviewed by management, the Company’s audit committee and the Company’s independent auditor. Management believes that given current information, its judgments, estimates and assumptions used in these policies are appropriate. For further information regarding NetBank’s critical accounting policies, refer to its Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

Liquidity. NetBank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. NetBank’s primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, sales or maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. NetBank’s available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements.  For the six months ended June 30, 2003, NetBank had negative cash flow of $52,655 compared to positive cash flow of $142,360 for the same period of 2002. The net cash out flow primarily related to the $1.0 billion increase in loans held for sale.  The increase in loans held for sale was primarily due to the $10.0 billion record level of production in the mortgage banking segment outpacing the $8.4 billion record level of sales into the secondary markets. The Company expects this situation to reverse once the velocity of loan sales exceeds that of production. Cash flows for the six months ended June 30, 2002, were unusually high related to the accumulation of cash in anticipation of settling Resource’s pre-existing lines of credit after its acquisition. As an additional source of funds, NetBank had available under existing lines of credit agreements $0.7 billion at June 30, 2003, (see Note 8 of the consolidated financial statements included as part of this report for additional details of the available lines of credit).  As of June 30, 2003, NetBank had commitments to fund mortgage loans of $3.4 billion, unused home equity lines of credit of $77,058 and commercial financing commitments of $1,351.

The Company uses deposits as its principal source of funds.  For the six months ended June 30, 2003, deposits increased by $419,310 to $2.5 billion from $2.0 billion as of December 31, 2002. NetBank’s deposit products include checking, money market accounts and certificates of deposit accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. NetBank is competitive in the types of accounts, services and ranges of interest rates offered on deposit products. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, NetBank intends to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals.  Additionally, NetBank increased its other borrowed funds, which include FHLB advances, repurchase agreements and warehouse lines of credit, by $470,101 during the six months ended June 30, 2003.  This increase was primarily to support the $1.0 billion increase in loans held for sale as a result of record mortgage loan production.  The Company also raised approximately $4,382 as a result of its second trust preferred securities offering completed in April 2003.

Capital Resources.  NetBank and NetBank, FSB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure of either company to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NetBank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank, FSB must meet specific capital guidelines that involve quantitative measures of NetBank, FSB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. NetBank, FSB’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, under regulatory guidelines, NetBank, FSB may not pay a dividend to NetBank, Inc. if doing so would cause NetBank, FSB to be less than adequately capitalized, as defined below. During the quarter ended June 30, 2003, NetBank’s Board of Directors declared a dividend in the amount of $.02 to shareholders of record on July 31, 2003. The dividend will be paid on September 15, 2003. As of July 31, 2003, the Company had authorization to repurchase up to 4 million shares of the Company’s outstanding common stock, of which 2,412,300 shares have been repurchased at an average price of $10.23 per share.

Quantitative measures established by regulation to ensure capital adequacy require NetBank, FSB to maintain minimum amounts and ratios as set forth in the following table. NetBank, FSB’s regulatory agency, the Office of Thrift Supervision (“OTS”), requires NetBank, FSB to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total capital to risk-weighted assets of 8.0%. Additionally, NetBank, Inc., since its acquisition of Resource on March 31, 2002, has a side letter agreement with the OTS which requires NetBank, Inc. to maintain a minimum 10% total capital to total assets and NetBank, FSB to maintain 6% core capital and 12% total risk-based capital ratios. The 10% total capital minimum was amended during the three months ended June 30, 2003, to allow the minimum capital held against forward sold conforming mortgages be the greater of 5% or $50,000 and in no event allow the total capital to total assets to fall below 8%. As of June 30, 2003, NetBank, FSB was categorized as Well Capitalized as indicated in the following table; however, primarily due to the $1.0 billion increase in loans held for sale, NetBank, FSB failed to meet the 12% total risk-based capital requirement. The Company has notified the OTS of this deficiency and intends to cure it as soon as possible.  The following table presents information related to NetBank,FSB along with capital requirements mandated by the OTS:

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2003
Total capital (to risk-weighted assets)	$304,946	10.84%	$224,996	8.00%	$281,315	10.00%
Core capital (to tangible assets)	$261,284	6.18%	$169,092	4.00%	$211,395	5.00%
Tangible capital (to tangible assets)	$261,284	6.18%	$63,418	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$261,284	9.29%	N/A	N/A	$168,752	6.00%
December 31, 2002
Total capital (to risk-weighted assets)	$270,732	15.42%	$140,447	8.00%	$175,572	10.00%
Core capital (to tangible assets)	$240,725	7.47%	$129,104	4.00%	$161,128	5.00%
Tangible capital (to tangible assets)	$240,725	7.47%	$48,338	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$240,725	13.71%	N/A	N/A	$105,350	6.00%

In addition, Market Street, RBMG, Republic and Meritage are required to maintain minimum amounts of net worth to maintain their approved status with certain government agencies, investors and lenders.  Failure to meet these requirements could have a material impact on the consolidated results of NetBank. Other than the side letter deficiency as described previously, at June 30, 2003, all of the capital requirements placed upon NetBank and its subsidiaries were met, and there have been no subsequent events that would lead management to believe that continued compliance would not be met in the future.

Part I. Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The Company measures interest rate sensitivity as the difference between amounts of interest–earning assets and interest–bearing liabilities that mature, reprice, or repay within a given period of time. The difference, or the interest rate sensitivity “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. In a rising rate environment, an institution with a positive gap would see an increase in net interest income, where an institution with a negative gap would see a decrease. During a period of falling interest rates the reverse is true. The following table sets forth the interest rate sensitivity of the Company’s assets and liabilities as of June 30, 2003:

	Less than Three Months	Over three months through one year	Over one year through five years	Over five years and insensitive	Total
	Term to Repricing, Repayment or Maturity
Interest-Earning Assets:
Cash and cash equivalents	$34,236	$—	$—	$—	$34,236
Federal funds sold	24,674	—	—	—	24,674
Investment securities	10,628	16,652	22,856	297,611	347,747
Stock of Federal Home Loan Bank of Atlanta	50,505	—	—	—	50,505
Loans held for sale	2,527,302	—	—	—	2,527,302
Loan and lease receivables	219,483	354,952	521,692	88,569	1,184,696
Total interest-earning assets	2,866,828	371,604	544,548	386,180	4,169,160
Non interest-earning assets	—	—	—	341,265	341,265
Total assets	$2,866,828	$371,604	$544,548	$727,445	$4,510,425

Interest-Bearing Liabilities:
Interest-bearing deposits	$183,256	$1,022,289	$707,720	$177,112	$2,090,377
Convertible subordinated debt	26,213	—	—	—	26,213
Trust preferred securities	8,764	—	—	—	8,764
Other borrowed funds	976,589	10,000	366,000	—	1,352,589
Total interest-bearing liabilities	1,194,822	1,032,289	1,073,720	177,112	3,477,943
Interest-free deposits	—	—	—	373,855	373,855
Other interest-free liabilities and equity	—	—	—	658,627	658,627
Total liabilities and equity	$1,194,822	$1,032,289	$1,073,720	$1,209,594	$4,510,425

Net interest rate sensitivity gap	$1,672,006	$(660,685)	$(529,172)	$209,068	$691,217
Cumulative gap	$1,672,006	$1,011,321	$482,149	$691,217	N/A
Net interest rate sensitivity gap as a percent of interest-earning assets	58.32%	(177.79)%	(97.18)%	54.14%	16.58%
Cumulative gap as a percent of cumulative interest-earning assets	58.32%	31.23%	12.75%	16.58%	N/A

As the table above displays, over the next 12 months $1,011,321 more interest-earning assets than interest-bearing liabilities are projected to reprice at least once, indicating an asset sensitive position. Gap analysis, however, is only one tool that management uses to measure rate sensitivity.  The interest rate sensitive position displayed above is somewhat exaggerated by the current high level of loans held for sale.  The Company would expect this position to moderate over the next few quarters as sales of loans held for sale begin to outpace production resulting in a lower balance of interest rate sensitive assets.

Market Risk. NetBank’s principal businesses are retail banking and the origination and purchase of mortgage loans.  These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of NetBank’s assets and liabilities are monetary in nature and fluctuations in interest rates will affect NetBank’s future net interest income and cash flows. This interest rate risk is NetBank’s primary market risk exposure. For the six months ended June 30, 2003, the only derivative financial instruments that NetBank entered into were associated with hedging activities related to the portfolio of mortgage loans held for sale, the pipeline of mortgage loans for which the interest rate has been locked, the owned mortgage servicing rights portfolio and the mortgage servicing rights which NetBank intends to retain associated with the pipeline of mortgage loans for which the interest rate has already been locked. NetBank has no market risk-sensitive instruments held for trading purposes. NetBank’s exposure to market risk is reviewed on a regular basis by NetBank’s management.

NetBank, FSB, like other banks, measures interest rate risk based on Net Portfolio Value (“NPV”) analysis.  NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. A NPV ratio is determined by dividing NPV by the present value of assets. The following table sets forth the estimated percentage change in NetBank, FSB’s NPV ratios as of June 30, 2003, and December 31, 2002, assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB

Rate shock (in basis points)	As of 6/30/2003	As of 12/31/2002	Minimum as of 12/31/2002
+300	7.54%	9.60%	4.00%
+200	7.76%	9.74%	6.00%
+100	8.00%	9.81%	6.00%
Flat	7.91%	9.31%	6.00%
-100	7.82%	9.47%	6.00%

Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

Part I. Item 4:  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Executive, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Executive concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal controls or, to the

Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

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

As reported in previous filings, NetBank, FSB, filed a complaint in January 2002 against Commercial Money Center, Inc. (“CMC”), the originator, seller, and subservicer of equipment leases purchased by NetBank, FSB, and Illinois Union Insurance Company (“Illinois Union”), Safeco Insurance Company of America (“Safeco”), and Royal Indemnity Company (“Royal,” with Illinois Union, Safeco and Royal, collectively, referred to as the “Sureties”), the insurance companies that issued surety bonds and insurance policies guaranteeing payment of the income stream from the leases and that also served as master servicers of the leases.  The NetBank, FSB action alleges several claims, including claims for breach of contract, fraud, and bad faith, and seeks, among other things, payment under and enforcement of surety bonds and insurance policies issued by the insurance and surety companies.  The Judicial Panel on Multi-District Litigation has consolidated the actions involving NetBank, FSB with more than 35 other cases pending around the country involving other banks and financial institutions that were seeking to enforce surety bonds and insurance policies relating to leases sold by CMC.  The consolidation will result in all pre-trial activity being held in the United States District Court for the Northern District of Ohio (the “MDL Court”).

As reported in previous filings, NetBank, FSB has joined with the other claimants in a motion for judgment on the pleadings, which motion is currently pending before the MDL Court.  Meanwhile, discovery is proceeding in the action.  The Company believes that based on the overall facts and circumstances, the defenses asserted by the Sureties will fail as a matter of law and that NetBank, FSB will ultimately prevail on its claims.

Also, as reported in previous filings, on May 30, 2002, CMC filed for bankruptcy protection in the United States Bankruptcy Court for the Southern District of Florida.  The Florida Bankruptcy Court ordered that all collections by the servicers and sub-servicers under the leases be paid in escrow to the bankruptcy trustee pending final resolution of rights to those collections.  On September 18, 2002, that bankruptcy proceeding was transferred to the United States Bankruptcy Court for the Southern District of California and is not part of the consolidation of cases in Ohio. On February 5, 2003, NetBank and the bankruptcy trustee (the “Trustee”) entered into a proposed settlement agreement, subject to Bankruptcy Court approval, that would have settled and resolved all of the CMC bankruptcy estate’s claims against NetBank, FSB.  On February 19, 2003, the Trustee in the bankruptcy action filed a motion with the Bankruptcy Court requesting approval of the settlement agreement.  However, the Trustee subsequently entered into a competing agreement with Royal.

On June 11, 2003, the California Bankruptcy Court approved an amended settlement agreement (the “Amended NetBank Agreement”) among NetBank, FSB, Lakeland Bank and the Trustee.  The Amended NetBank Agreement resolves all claims of the Trustee with respect to the lease payments that were guaranteed by surety bonds and insurance policies issued by Safeco and Illinois Union, as well as all claims related to the surety bonds and insurance policies.  The Amended NetBank Agreement did not settle the Trustee’s alleged claims relating to the lease payments that were guaranteed with surety bonds issued by Royal or its claim related to those specific bonds.  These claims are based on the Trustee’s assertion that NetBank, FSB’s interests in the leases were not properly perfected and that Royal could avoid those interests, as well as NetBank, FSB’s interests in the related surety bonds, under the Bankruptcy Code.  NetBank, FSB disputes these claims, but contends that, in any event, it was the responsibility of CMC, as well as the Sureties to make sure that NetBank, FSB’s interests were properly perfected.

The Company believes that the approval of the Amended NetBank Agreement enhances its position in the separate proceeding now before the MDL Court since the agreement resolves any conflicts previously presented by the Trustee’s assertion of claims relating to the Safeco and Illinois Union leases and surety bonds.  NetBank, FSB intends to seek recovery against the Sureties for the amounts paid pursuant to the bankruptcy settlement.

In addition to approving the Amended NetBank Agreement, the California Bankruptcy Court approved a settlement agreement between the Trustee and Royal (the “Amended Royal Agreement’).  Under the Amended Royal Agreement, Royal has agreed, among other things, to fund litigation by the Trustee against NetBank, FSB to avoid its interests in the leases that were guaranteed by surety bonds issued by Royal, as well as NetBank, FSB’s interests in the surety bonds themselves.  NetBank, FSB intends to vigorously defend these claims and to pursue recovery from Royal for all damages suffered and costs incurred as a result of Royal’s financing of these claims.

In addition, NetBank, FSB intends to vigorously pursue its claims against the insurance companies, including any potential losses associated with the claims brought by the Trustee against NetBank, FSB, and has sought leave to supplement its complaint against Royal Indemnity Company to add claims relating to Royal’s attempt to undermine NetBank, FSB’s interests in the leases and surety bonds, including claims for breach of contract, breach of fiduciary duty, and tortious interference with contract.  At this time, we are unable to express an opinion as to the likelihood of loss, or the amount or range of potential loss, with regard to this matter.

Clayton v. Commercial Money Center, Inc., Case No. BC 253169 (CA Sup, Ct., Los Angeles County)

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

On June 27, 2001, the Company was served with a complaint for a declaratory judgment filed by interState NetBank in the District of New Jersey challenging the “NETBANK®” service mark.  The Company answered and counterclaimed for trademark infringement on July 13, 2001.  Discovery was stayed pending a ruling on interState NetBank’s November 19, 2001 motion for summary judgment, which claimed that “NETBANK” is generic for all banking services delivered over the Internet.  On September 22, 2002, the District Court ruled that “NETBANK” is generic but did not cancel the Company’s existing service mark registration.  The Company filed a motion for reconsideration of the District Court’s decision, which was denied by order of the court filed on June 23, 2003.  The Court has now set a preliminary discovery schedule.  The Company intends to vigorously defend against interState NetBank’s challenge of the “NETBANK®” service mark and will continue to pursue its counterclaims for trademark infringement and unfair competition in the case. In addition, the Company may appeal the District Court’s decision that “NETBANK” is generic.  While there is a possibility of a final adverse outcome for the Company on one or more of its claims, at this stage of the matter, we cannot fairly determine the likelihood of a final, adverse outcome.  However, in the event of a final, adverse outcome, it is unlikely that there would be a monetary loss aside from the loss in value of the intellectual property rights in the NETBANK® registration.

Part II. Item 2:  Changes in Securities and Use of Proceeds

None

Part II. Item 3:  Defaults Upon Senior Securities

None

Part II. Item 4:  Submission of Matters to a Vote of Security Holders

On April 24, 2003, NetBank held its Annual Meeting of Shareholders at which the following actions were taken:

Approved the proposal to elect the director nominees named below:

Robin C. Kelton:	For: 38,551,526 Withheld: 348,752

Thomas H. Muller, Jr.:	For: 37,561,587 Withheld: 1,338,691

David W. Johnson, Jr.:	For: 30,516,124 Withheld: 8,384,154

Approved a proposal to ratify Ernst & Young LLP as NetBank’s independent auditors:

For: 38,297,839 Against: 593,159  Abstain:  9,280

Part II. Item 5:  Other Information

None

Part II. Item 6:  Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Chief Executive Officer’s certification under Section 302 of the Sarbanes-Oxley Act

	31.2	Chief Financial Executive’s certification under Section 302 of the Sarbanes-Oxley Act

	32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

i.

NetBank filed a Current Report on Form 8-K on April 2, 2003, updating the discussion related to Illinois Union Insuarnce Co. V. Commercial Money Center, Inc. et al. and related cases now pending in In re Commercial Money Center, Inc. Equipment Lease Litigation in the United States District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000, and the pending bankruptcy proceedings of Commercial Money Center, Inc.

	ii.	NetBank filed a Current Report on Form 8-K on April 10, 2003, announcing the completion of an issuance of $4.25 million in trust preferred securities.

	iii.	NetBank filed a Current Report on Form 8-K on April 23, 2003, furnishing information to be provided by management to various interested parties.

iv.	NetBank filed a Current Report on Form 8-K on May 13, 2003, furnishing information to be provided by management to various interested parties.

v.

NetBank filed a Current Report on Form 8-K on June 11, 2003, updating the discussion of NetBank’s prior disclosure relating to the pending bankruptcy proceedings of Commercial Money Center, Inc. and Commercial Servicing Corporation, Case No. 02-09721-H7, (United States Bankruptcy Court, Southern District of California  (the “Bankruptcy Proceedings”), as well as the proceedings in Illinois Union Insurance Co. v. Commercial Money Center, Inc., et al., Case No.  CV-0685-KJD-RRJ (District Court of Nevada), and related cases now pending in In re Commercial Money  Center, Inc. Equipment Lease Litigation in the United States District Court for the Northern District of Ohio, Eastern Division, MDL Case  No. 1:02-CV-16000 (the “MDL Proceeding”). The Bankruptcy Proceedings are related to, but distinct from, the MDL Proceedings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.

	By:	/s/ Steven F. Herbert
Steven F. Herbert

Dated: August 14, 2003		Chief Financial Executive and Chief Accounting Officer