Form 10-Q
period 2003-09-30
NETBANK INC
filed 2003-11-12
CIK 1035826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding At October 30, 2003
Common Stock, par value $.01	47,835,590

NETBANK, INC.
TABLE OF CONTENTS

Part I. Item 1. Financial Statements

NetBank, Inc.
Consolidated Balance Sheets
(unaudited and in 000’s except share amounts)

	September 30, 2003	December 31, 2002
Assets
Cash and cash equivalents:
Cash and due from banks	$24,895	$34,687
Federal funds sold	18,941	76,878
Total cash and cash equivalents	43,836	111,565
Investment securities available for sale-at fair value (amortized costs of $312,988 and $636,991, respectively)	320,908	654,719
Stock of Federal Home Loan Bank of Atlanta - at cost	68,060	36,600
Loans held for sale	2,632,631	1,514,625
Loans and leases receivable - net of allowance for credit losses of $42,671 and $42,576, respectively	1,630,271	892,093
Mortgage servicing rights – net	140,905	88,502
Accrued interest receivable	17,341	12,839
Furniture, equipment and capitalized software – net	51,986	46,610
Goodwill and other intangibles – net	45,283	41,696
Due from servicers and investors	42,101	70,526
Other assets	67,282	57,777
Total assets	$5,060,604	$3,527,552

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,524,385	$2,044,922
Other borrowed funds	1,896,065	882,488
Convertible subordinated debt	—	26,126
Trust preferred securities	8,764	4,382
Accrued interest payable	9,908	13,266
Loans in process	50,209	45,734
Accounts payable and accrued liabilities	144,470	109,044
Total liabilities	4,633,801	3,125,962

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,830,921 and 52,674,751 shares issued, respectively)	528	527
Additional paid-in capital	432,105	426,485
Retained earnings (deficit)	35,048	(2,568)
Accumulated other comprehensive income, net of taxes of $2,977 and $6,702, respectively	4,943	11,026
Treasury stock, at cost (5,064,267 and 4,024,193 shares, respectively)	(45,821)	(33,880)
Total shareholders’ equity	426,803	401,590
Total liabilities and shareholders’ equity	$5,060,604	$3,527,552

See notes to consolidated financial statements.

NetBank, Inc.
Consolidated Statements of Operations
(unaudited and in 000’s except per share amounts)

	Three months ended September 30,		Nine months ended September 30, 2003
	2003	2002	2003	2002

Interest income:
Loans and leases	$55,159	$39,666	$138,323	$94,608
Investment securities	3,702	7,822	15,662	24,255
Short-term investments	58	479	277	2,121
Total interest income	58,919	47,967	154,262	120,984

Interest expense:
Deposits	12,293	13,909	37,273	41,692
Other borrowed funds	9,666	11,244	27,818	38,323
Total interest expense	21,959	25,153	65,091	80,015
Net interest income	36,960	22,814	89,171	40,969
Provision for credit losses	2,537	(95)	4,299	26,432
Net interest income after provision for credit losses	34,423	22,909	84,872	14,537

Non-interest income:
Service charges and fees	12,017	10,601	35,795	26,559
Gains on sales of mortgage loans and mortgage servicing rights	75,914	38,972	184,461	74,149
Net gain on sales of investment securities	—	7,638	11,394	5,781
Other income	8,717	7,622	14,696	8,621
Total non-interest income	96,648	64,833	246,346	115,110

Non-interest expense:
Salaries and benefits	37,067	28,024	98,952	61,707
Customer service	2,684	3,447	8,282	10,220
Loan servicing	550	1,155	1,711	5,312
Marketing	1,988	1,454	6,319	4,739
Data processing	3,638	3,453	11,659	9,264
Depreciation and amortization	4,063	3,769	11,254	11,985
Impairment and amortization of mortgage servicing rights	31,195	10,828	58,530	18,332
Office expenses	2,169	2,4000	7,534	6,076
Occupancy	5,578	4,929	14,131	11,777
Travel and entertainment	1,184	872	3,129	2,042
Professional fees	5,517	2,935	12,119	6,431
Other expenses	6,329	3,327	17,132	6,862
Prepayment penalties on the early extinguishment of debt	4,316	7,451	16,267	9,944
Acquisition and severance	—	—	—	10,085
Total non-interest expense	106,278	74,044	267,019	174,776
Income (loss) before income taxes	24,793	13,698	64,199	(45,129)
Income tax (expense) benefit	(9,204)	(5,181)	(23,695)	16,721
Net income (loss)	$15,589	$8,517	$40,504	$(28,408)

Net income (loss) per common and potential common shares outstanding:
Basic	$0.33	$0.17	$0.84	$(0.66)
Diluted	$0.32	$0.17	$0.83	$(0.66)

Weighted average common and potential common shares outstanding:
Basic	47,829	49,778	48,039	42,830
Diluted	48,590	50,141	48,661	42,830

Dividends declared on common stock per share	$0.02	$—	$0.06	$—

See notes to consolidated financial statements.

NetBank, Inc.
Consolidated Statements of Shareholders’ Equity
(unaudited and in 000’s)

	Common shares		Common stock	Additional paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance - December 31, 2002	52,675		$527	$426,485	$(2,568)	$11,026	$(33,880)	$401,590
Comprehensive income:
Net income for the three months ended March 31, 2003	—		—	—	10,702	—	—	10,702
Unrealized loss on securities, net of taxes	—		—	—	—	(2,167)	—	(2,167)
Comprehensive income								8,535
Dividends declared on common stock	—		—	—	(973)	—	—	(973)
Purchase of shares of common stock for treasury, net of reissuances	—		—	(3)	—	—	(7,499)	(7,502)
Issuances of common stock	68		—	4,575	—	—	—	4,575
Balance - March 31, 2003	52,743		$527	$431,057	$7,161	$8,859	$(41,379)	$406,225
Comprehensive income:
Net income for the three months ended June 30, 2003	—		—	—	14,213	—	—	14,213
Unrealized gain on securities, net of taxes	—		—	—	—	2,749		2,749
Comprehensive income								16,962
Dividends declared on common stock	—		—	—	(964)	—	—	(964)
Purchase of shares of common stock for treasury, net of reissuances	—		—	(16)	—	—	(2,228)	(2,244)
Issuances of common stock	19		1	348	—	—	—	349
Balance - June 30, 2003	52,762		$528	$431,389	$20,410	$11,608	$(43,607)	$420,328
Comprehensive income:
Net income for the three months ended September 30, 2003	—		—	—	15,589	—	—	15,589
Unrealized loss on securities, net of taxes	—		—	—	—	(6,665)	—	(6,665)
Comprehensive income								8,924
Dividends declared on common stock	—		—	—	(951)	—	—	(951)
Purchase of shares of common stock for treasury, net of reissuances	—		—	54	—	—	(2,214)	(2,160)
Issuances of common stock	69		—	662	—	—	—	662
Balance - September 30, 2003	52,831	*	$528	$432,105	$35,048	$4,943	$(45,821)	$426,803

* Note that the Company held 5,064 shares in treasury as of 9/30/2003.

See notes to consolidated financial statements.

NetBank, Inc.
Consolidated Statements of Shareholders’ Equity
(unaudited and in 000’s)

	Common shares		Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Treasury stock	Total
Balance - December 31, 2001	31,751		$318	$267,004	$13,289	$(3,648)	$(21,509)	$255,454
Comprehensive loss:
Net loss for the three months ended March 31, 2002	—		—	—	(5,638)	—	—	(5,638)
Unrealized loss on securities, net of taxes	—		—	—	—	(23)	—	(23)
Comprehensive loss								(5,661)
Reissuance of shares of common stock held in treasury	—		—	—	—	—	42	42
Issuance of stock in conjunction with the acquisition of Resource Bancshares Mortgage Group, Inc.	19,717		197	155,365	—	—	—	155,562
Issuances of common stock	—		—	3	—	—	—	3
Balance - March 31, 2002	51,468		$515	$422,372	$7,651	$(3,671)	$(21,467)	$405,400
Comprehensive loss:
Net loss for the three months ended June 30, 2002	—		—	—	(31,287)	—	—	(31,287)
Unrealized gain on securities, net of taxes	—		—	—	—	7,214	—	7,214
Comprehensive loss								(24,073)
Reissuance of shares of common stock held in treasury	—		—	—	—	—	225	225
Issuances of common stock	1,012		10	3,325	—	—	—	3,335
Balance - June 30, 2002	52,480		$525	$425,697	$(23,636)	$3,543	$(21,242)	$384,887
Comprehensive income:
Net income for the three months ended September 30, 2002					8,517			8,517
Unrealized gain on securities, net of taxes						4,701		4,701
Comprehensive income								13,218
Purchase of common stock held in treasury, net of reissuances				7			(2,429)	(2,422)
Issuances of common stock	191		15	742				757
Balance - September 30, 2002	52,671	*	$540	$426,446	$(15,119)	$8,244	$(23,671)	$396,440

* Note that the Company held 2,935 shares in treasury as of 9/30/2002.

See notes to consolidated financial statements.

NetBank, Inc.
Consolidated Statements of Cash Flows
(unaudited and in 000’s)

	Nine months ended September 30,
	2003	2002
Operating activities:
Net income (loss)	$40,504	$(28,408)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	11,254	11,985
Amortization of premiums (discounts) on investment securities, loan and lease receivables, and debt	8,185	29,298
Gain on sales of fixed assets	—	(2,814)
Origination of loans held for sale	(14,615,168)	(7,024,767)
Proceeds from sales of loans held for sale	13,676,118	7,024,412
Net gain on sales of mortgage loans and servicing rights	(184,461)	(74,149)
Capitalization of mortgage servicing rights	(169,787)	(84,683)
Proceeds from sales of mortgage servicing rights	58,436	138,853
Impairment and amortization of mortgage servicing rights	58,530	18,332
Provision for credit losses	4,299	26,432
Changes in assets and liabilities which provide (use) cash:
Increase in accrued interest receivable	(4,502)	(1,726)
Decrease in other assets, due from servicers, and intangibles	15,333	36,741
Decrease in accrued interest payable	(3,358)	(1,929)
Increase in loans in process	4,475	33,292
Increase in accounts payable and accrued liabilities	35,426	15,704
Net cash (used in) provided by operating activities	(1,064,716)	116,573

Investing activities:
Purchases of available for sale securities	(50,508)	(1,758,746)
Principal repayments on available for sale investment securities	66,096	211,333
Sales and maturities of available for sale investment securities	318,304	1,741,670
Gain on sale of investment securities	(11,394)	(5,781)
(Purchase) sale of Federal Home Loan Bank Stock	(31,460)	22,234
Origination and purchases of loans and leases	(1,128,005)	(304,769)
Principal repayments on loans and leases	388,496	696,752
Purchases of furniture, fixtures, and equipment	(16,630)	(5,803)
Net cash acquired in business combination	—	29,762
Net cash (used in) provided by investing activities	(465,101)	626,652

Financing activities:
Increase in money market and checking accounts	576,871	435,756
(Decrease) increase in certificates of deposits	(97,408)	129,798
Proceeds from other borrowed funds	9,865,117	5,805,577
Repayments of other borrowed funds	(8,851,540)	(6,880,454)
Net proceeds from issuance of trust preferred securities	4,382	—
Repayment of convertible subordinated debt	(26,126)	—
Issuances of common stock	5,586	4,095
Net (purchase) issuance of treasury stock	(11,906)	(2,155)
Dividend payments on common stock	(2,888)	—
Net cash provided by (used in) financing activities	1,462,088	(507,383)
Net (decrease) increase in cash and cash equivalents	(67,729)	235,842
Cash and cash equivalents:
Cash, beginning of period	111,565	22,347
Cash, end of period	$43,836	$258,189

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$68,449	$80,673
Cash paid during the period for income taxes	$12,463	$1,034

Non-cash investing and financing activities:
Fair value of assets acquired	$—	$1,075,492
Liabilities assumed	—	(919,930)
Stock issued in transaction	—	(155,562)
Cash paid for business	$—	$—

See notes to consolidated financial statements.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(unaudited)

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

Pro-forma unaudited financial information assuming Resource was included in the results of operations for the nine months ended September 30, 2002 follows:

Net interest income	$54,073
Net loss	$(29,176)
Basic loss per share	$(0.60)
Diluted loss per share and potential common equivalent share outstanding	$(0.60)

On October 6, 2003, NetBank announced it had reached a definitive agreement to acquire Financial Technologies, Inc. (“FTI”).  FTI is a privately held leading provider of ATM services for retail and other non-bank businesses.  The transaction is expected to close within the fourth quarter of 2003 and be immediately accretive to earnings.  Reference is made to the current report on Form 8-K NetBank filed on October 6, 2003, for additional details regarding FTI and the purchase price.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$15,589	$8,517	$40,504	$(28,408)
Deduct:

Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(663)	(690)	(1,684)	(1,607)
Pro forma net income (loss)	$14,926	$7,827	$38,820	$(30,015)

Earnings (loss) per share:
Basic – as reported	$0.33	$0.17	$0.84	$(0.66)
Basic – pro forma	$0.31	$0.16	$0.81	$(0.70)

Diluted – as reported	$0.32	$0.17	$0.83	$(0.66)
Diluted – pro forma	$0.31	$0.16	$0.80	$(0.70)

In addition, for the three months ended September 30, 2003, and nine months ended through September 30, 2003, compensation expense of $31 and $83, respectively, related to restricted stock awards was recognized and included in net income as reported.

New Accounting Pronouncements. In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees.  FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote.  The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002.  For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance.  This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002.  For the nine months ended September 30, 2003, NetBank recorded an additional charge of $15,947 associated with the establishment of reserves for potential future losses based on current loan sales in accordance with this new interpretation.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“Interpretation”) No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 is applied immediately to variable interest entities (“VIEs”) created after January 31, 2003, and with respect to variable interests held before February 1, 2003, Interpretation No. 46 will apply beginning with interim and annual periods ending on or after December 15, 2003. Interpretation No. 46 addresses consolidation by business enterprises of VIEs which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entities’ activities through voting rights or similar rights; or (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.  The adoption of this interpretation is not expected to have a significant impact on the financial condition or results of operations of the Company.

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

4.                                      LOAN AND LEASE RECEIVABLES

Prior to its acquisition of Resource, NetBank’s primary loan investment strategy was to purchase pools of loans from other financial institutions. Generally the selling institutions retained the servicing for such loan purchases. However, since its acquisitions of Market Street and Resource, NetBank has discontinued purchasing pools of loans from other financial institutions and selectively retains a portion of its originated loans for investment purposes.  Additionally, NetBank retains primarily all of the small ticket equipment leases it originates. At September 30, 2003 and December 31, 2002 the Company had net unamortized premiums and deferred cost on its loans and leases of $29,324 and $23,547, respectively.  As of September 30, 2003, NetBank had commitments to fund mortgage loans of $1.4 billion, unused home equity lines of credit of $73,704 and commercial financing commitments of $1,063.

The following is a summary of NetBank’s loan and lease portfolio:

September 30, 2003

December 31, 2002

	Amount	%	Amount	%
Residential mortgages	$1,246,694	74.5%	$545,120	58.3%
Leases	329,975	19.7%	305,276	32.7%
Home equity lines	51,070	3.1%	82,051	8.8%
Consumer	2,489	0.1%	2,025	0.2%
Construction	—	0.0%	188	0.0%
Auto	42,714	2.6%	9	0.0%
Total	1,672,942	100.0%	934,669	100.0%
Less allowance for credit losses	(42,671)		(42,576)
Total	$1,630,271		$892,093

5.                                      ALLOWANCE FOR CREDIT LOSSES

The following is a summary of the allowance for credit losses:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Beginning balance	$41,855	$53,471	$42,576	$22,865
Allowance recorded on purchased loan pools	—	—	—	7,257
Provision for credit losses	2,537	(95)	4,299	26,432
Allowance acquired in connection with acquisition of Resource	—	—	—	1,828
Allowance transferred to held for sale	—	—	—	(3,270)
Charge-offs:
Residential mortgages	(817)	(5,563)	(1,241)	(5,929)
Leases	(1,372)	(625)	(4,127)	(1,993)
Home equity lines	(56)	(63)	(489)	(304)
Consumer	(27)	—	(45)	(196)
Auto	—	—	—	(10)
Recoveries:
Residential mortgages	19	4	121	65
Leases	440	492	1,427	785
Home equity lines	89	72	147	138
Consumer	3	—	3	25
Auto	—	—	—	—
Total charge-offs, net	(1,721)	(5,683)	(4,204)	(7,418)
Ending balance at 09/30/2003	$42,671	$47,693	$42,671	$47,693

Allowance for credit losses as a percentage of average loans and leases	3.1%	3.9%	3.8%	3.4%

NetBank considers a loan or lease to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan or lease agreement.  NetBank measures impairment of a loan or lease on a loan-by-loan or lease-by-lease basis.  Amounts of impaired loans that are not probable of collection are charged-off immediately.  As of September 30, 2003, and December 31, 2002, NetBank had $84,188 and $87,025, respectively, of non-performing loans and leases in its held for investment portfolio.  The CMC lease portfolio, which is the subject of litigation as described in Part II. Item I. Legal Proceedings included within this report, represented $80,465 and $83,769 of NetBank’s non-performing assets as of September 30, 2003, and December 31, 2002, respectively.  NetBank had $2,885 and $3,485 of real estate owned resulting from foreclosures at September 30, 2003 and December 31, 2002, respectively.  NetBank had $7,262 and $4,988 of loans that were restructured as of September 30, 2003, and December 31, 2002, respectively.  NetBank’s other real estate owned consists almost entirely of residential properties as a result of foreclosures.

6.                                      FAIR VALUE AND IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

For purposes of evaluating its mortgage servicing rights portfolio for impairment, the Company disaggregates its servicing portfolio into two primary segments: available for sale and held for sale.

The segment of the portfolio designated as available for sale is composed of servicing rights that were purchased in bulk transactions or that were retained out of production pursuant to individual portfolio retention decisions. As of September 30, 2003, the Company is retaining the majority of its mortgage servicing rights.  The available for sale portfolio is disaggregated for purposes of measuring potential impairments according to defined risk tranches. The Company has defined its risk tranches based upon interest rate band and product type. With respect to each such risk tranche, the fair value thereof, which is based upon an internal analysis that considers current market conditions, prevailing interest rates, prepayment speeds, default rates and other relevant factors, is compared to amortized carrying values of the mortgage servicing rights for purposes of measuring potential impairment. The Company uses Constant Maturity Swap rate (CMS) floors, Constant Maturity Treasury rate (CMT) floors and corridors, interest rate swap contracts, interest rate swaptions and interest rate caps to protect itself against interest rate and prepayment risk on its available for sale portfolio.

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

As of September 30, 2003, the following amounts related to NetBank’s mortgage servicing rights portfolio:

	Available for sale	Held for Sale
UPB	$10,990,711	$281,946
Carrying value	$137,285	$3,620
Carrying value / UPB	1.25%	1.28%
Weighted average note rate	6.14%	5.52%
Weighted average service fee	0.34%	0.32%
Net basis as multiple	3.67	3.97

The following table summarizes changes in the impairment reserve for NetBank’s available for sale mortgage servicing rights:

Balance as of January 1, 2003	$14,429
Impairment expense	38,434
Balance as of September 30, 2003	$52,863

7.                                       DEPOSITS

The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by the Company:

	As of September 30, 2003			As of December 31, 2002
	Amount	Percentage	Current weighted average interest rate	Amount	Percentage	Current weighted average interest rate
Non-interest bearing checking accounts	$304,486	12.1%	N/A	$227,490	11.1%	N/A
Interest bearing:
Checking accounts	204,247	8.1%	1.5%	163,938	8.0%	1.6%
Money market	1,271,439	50.3%	2.0%	811,873	39.7%	2.3%
Certificate of deposit under $100,000	631,467	25.0%	3.0%	720,399	35.2%	3.4%
Certificate of deposit over $100,000	112,746	4.5%	3.0%	121,222	6.0%	3.4%
Total deposits	$2,524,385	100.0%		$2,044,922	100.0%

Accrued interest as of September 30, 2003, related to checking, money market and certificates of deposit accounts was $91, $829 and $5,943, respectively.  Accrued interest as of December 31, 2002, related to checking, money market, and certificates of deposit accounts was $71, $512 and $9,318, respectively. At September 30, 2003, and December 31, 2002, $639 and $641 of overdrawn deposits were classified as loans, respectively.

8.                                      BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of September 30, 2003 follows:

Type of Borrowing	Year of maturity	Range of stated interest rates September 30, 2003	Principal amount outstanding September 30, 2003
$ 100 million warehouse line of credit	2003	1.13%*	$—
$ 250 million master repurchase facility	2003	2.36%*	242,838
$ 625 million FHLB warehouse line	2003	DRC + 0.50%*	254,500
$ 200 million master repurchase facility	2003	2.37%	129,629
FHLB advances	2003	2.83%, DRC *	875,300
FHLB advances	2004	4.45%	50,000
FHLB advances	2005	5.63% - 7.41%	126,000
FHLB advances	2006	5.63%	20,000
FHLB advances	2009	4.64%	25,000
NBI Trust I preferred securities	2032	LIBOR + 3.35%	4,382
NBI Trust II preferred securities	2033	LIBOR + 3.25%	4,382
$ 175 million master repurchase facility	N/A	1.52%*	172,798
	Total Debt		$1,904,829

* Indicates a variable rate.

Most of the Federal Home Loan Bank (“FHLB”) advances are fixed rate. Four advances, however, totaling $115,000 may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR.  The FHLB warehouse line is a $625,000 adjustable line of credit with a floating rate based on the daily rate credit (“DRC”) plus 50 basis points used to fund mortgages originated by Market Street and RBMG.  All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans.  At September 30, 2003, NetBank had pledged $290,441 of investment securities to the FHLB as collateral for various FHLB advances.

Convertible Subordinated Notes (“Notes”) were originally issued for $115,000, in a public offering during the year ended December 31, 1999.  The Notes were scheduled to mature on June 1, 2004, and carried an interest rate of 4.75% payable semi annually on June 1 and December 1 of each year beginning December 1, 2000.  Holders of the Notes could have converted any Notes or portions of the Notes into shares of NetBank’s common stock at a conversion price of $35.67 per share, subject to adjustment.  This is equivalent to 28.0348 shares of common stock per one thousand dollars of principal amount of the Notes.  In July 2003, all the subordinated notes were called at par, and the remaining unamortized discount of $145 was written off.

During 2002, NetBank issued $4,382 of trust preferred securities in a private pooled transaction through a newly formed trust, NBI Trust I. The securities carry a variable rate and were initially priced at LIBOR plus 3.35% with a cap of 12.5% through January 2008.  Interest payments and the resetting of the rate both occur on a quarterly basis. The securities are scheduled to mature in December 2032 and cannot be redeemed by NBI Trust I for a minimum of five years.  During 2003, NetBank issued an additional $4,382 of trusted preferred securities in a private pooled transaction through a newly formed trust, NBI Trust II, under similar terms as the NBI Trust I securities.

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line), the master repurchase facilities and commercial paper conduit facility are secured by mortgage loans and are subject to restrictive covenants.  The covenants include certain minimum net worth requirements, minimum tangible net worth requirements, certain minimum financial ratios, maintenance of servicer eligibility for various government agencies, a minimum balance in the mortgage servicing rights portfolio and certain minimum liquidity requirements, which are all defined in the terms of the related debt agreements.  In addition, the covenants restrict the types of business activities in which the Company may engage.  NetBank was in compliance with all debt covenants in place as of September 30, 2003.  Although management anticipates complying with all current debt covenants, there can be no assurance that NetBank or its individual subsidiaries will be able to comply with all debt covenants in the future.  Failure to comply could result in the loss of the related financing.  Short-term debt outstanding to third parties reached the highest level for the quarter on September 12, 2003 with a daily short-term balance of $2,126 million.

9.                                      NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income (loss) per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income (loss) per common and potential common share for the three and nine months ended September 30, 2003, and for the three months ended September 30, 2002.  For the nine months ended September 30, 2002, there is no difference in basic and diluted shares as the effect of options outstanding to purchase common shares would be anti-dilutive to the net loss for that period.  The effect of the recently retired convertible debt securities has not been included in any of the periods presented because the assumed conversion of such securities was anti-dilutive.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Nine months ended September 30, 2003
Basic EPS	$40,504	48,039	$0.84

Effect of dilutive securities - option to purchase common shares	—	622	(0.01)
Diluted EPS	$40,504	48,661	$0.83

Three months ended September 30, 2003
Basic EPS	$15,589	47,829	$0.33

Effect of dilutive securities - option to purchase common shares	—	761	(0.01)
Diluted EPS	$15,589	48,590	$0.32

Nine months ended September 30, 2002
Basic EPS	$(28,408)	42,830	$0.66)
Effective of dilutive securities – option to purchase common shares	—	—	—
Diluted EPS	$(28,408)	42,830	$(0.66)

Three months ended September 30, 2002
Basic EPS	$8,517	49,778	$0.17

Effect of dilutive securities - option to purchase common shares	—	363	—
Diluted EPS	$8,517	50,141	$0.17

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

The accompanying segment data includes the results of Resource commencing March 31, 2002, reflecting the date of acquisition. The 2002 tables include the effects of certain transactions related to the acquisition of Resource, including restructuring the investment portfolio in anticipation of the Resource transaction and certain compensation charges related to changes in management as a result of the transaction.  The reader is directed to the management discussion and analysis and results of operations included within this report for additional detail regarding comparability of period results.

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

	For the three months ended September 30, 2003
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Interest income	$22,111	$36,402	$372	$34	$58,919
Intersegment interest income	13,287	53	82	(13,422)	—
Total interest income	35,398	36,455	454	(13,388)	58,919
Interest expense	19,256	2,420	283	—	21,959
Intersegment interest expense	(35)	13,049	408	(13,422)	—
Total interest expense	19,221	15,469	691	(13,422)	21,959
Net interest income	16,177	20,986	(237)	34	36,960
Provision for credit losses	2,542	(5)	—	—	2,537
Non-interest income	2,762	96,020	248	(2,382)	96,648
Non-interest expense	18,947	84,345	3,074	(88)	106,278
Pre-tax income (loss)	$(2,550)	$32,666	$(3,063)	$(2,260)	$24,793

Total assets	$4,471,108	$2,926,477	$619,217	$(2,956,198)	$5,060,604

	For the three months ended September 30, 2002
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Interest income	$27,384	$20,364	$219	$—	$47,967
Intersegment interest income	5,380	—	317	(5,697)	—
Total interest income	32,764	20,364	536	(5,697)	47,967
Interest expense	23,075	1,714	364	—	25,153
Intersegment interest expense	—	5,380	317	(5,697)	—
Total interest expense	23,075	7,094	681	(5,697)	25,153
Net interest income	9,689	13,270	(145)	—	22,814
Provision for credit losses	(95)	—	—	—	(95)
Non-interest income	15,604	46,957	3,167	(895)	64,833
Non-interest expense	22,529	49,875	2,225	(585)	74,044
Pre-tax income (loss)	$2,859	$10,352	$797	$(310)	$13,698

Total assets	$3,159,399	$1,347,013	$570,392	$(1,598,485)	$3,478,319

	For the nine months ended September 30, 2003
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Interest income	$61,070	$92,729	$404	$59	$154,262
Intersegment interest income	33,110	135	948	(34,193)	—
Total interest income	94,180	92,864	1,352	(34,134)	154,262
Interest expense	57,807	6,110	1,174	—	65,091
Intersegment interest expense	845	32,330	1,018	(34,193)	—
Total interest expense	58,652	38,440	2,192	(34,193)	65,091
Net interest income	35,528	54,424	(840)	59	89,171
Provision for credit losses	4,263	36	—	—	4,299
Non-interest income	20,274	230,485	181	(4,594)	246,346
Non-interest expense	60,825	199,702	6,662	(170)	267,019
Pre-tax income (loss)	$(9,286)	$85,171	$(7,321)	$(4,365)	$64,199

Total assets	$4,471,108	$2,926,477	$619,217	$(2,956,198)	$5,060,604

	For the nine months ended September 30, 2002
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Interest income	$76,990	$43,750	$244	$—	$120,984
Intersegment interest income	10,557	—	1,624	(12,181)	—
Total interest income	87,547	43,750	1,868	(12,181)	120,984
Interest expense	70,130	8,691	1,194	—	80,015
Intersegment interest expense	411	10,557	1,213	(12,181)	—
Total interest expense	70,541	19,248	2,407	(12,181)	80,015
Net interest income	17,006	24,502	(539)	—	40,969
Provision for credit losses	26,432	—	—	—	26,432
Non-interest income	19,241	93,425	3,775	(1,331)	115,110
Non-interest expense	63,316	98,377	14,104	(1,021)	174,776
Pre-tax income (loss)	$(53,501)	$19,550	$(10,868)	$(310)	$(45,129)

Total assets	$3,159,399	$1,347,013	$570,392	$(1,598,485)	$3,478,319

11.                               LOSS CONTINGENCY

NetBank, FSB is involved in litigation with three insurance companies who are sureties on some of NetBank, FSB’s commercial lease portfolios. NetBank, FSB has filed a claim for all principal and interest payments that are currently past due.  The unpaid principal balance totals $80,465. In accordance with the Office of Thrift Supervision requirements, the Company maintains an allowance for losses against this portfolio of $21,230.  The entire portfolio has been placed on non-accrual status pending the outcome of the litigation.  The Company did not accrue and did not receive approximately $1.2 million and $4.1 million of interest for the three and nine months ended September 30, 2003, respectively.  Approximately $1.4 million and $5.1 million of was not accrued or received during the three and nine months ended September 30, 2002, respectively.  Additionally, NetBank incurred $198 and $670 of legal expenses related to this litigation for the three and nine months ended September 30, 2003.  In the normal course of business NetBank is party to various legal proceedings.  As of September 30, 2003, NetBank does not consider any of these proceedings to be material to its financial position or results of operations, other than the litigation involving the CMC lease portfolio.  Reference is made to Part II. Item I. Legal proceeding included within this report for additional information.

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

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights.  Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or servicing rights for losses if there has been a breach of representations or warranties.  At September 30, 2003 and December 31, 2002, NetBank had $35,850 and $11,893 of reserves which represent the estimated fair value of its guarantees under these contracts.  For the nine months ended September 30, 2003, NetBank repurchased $32,135 of loans, which is less than two tenths of one percent of production for the same period.

In certain sales of whole loans and sales of servicing, the Company is contractually obligated to refund to the purchaser, certain premiums paid to the Company on the sale of loans or servicing rights if the mortgagor prepays the mortgage during a specified period of time (generally up to 120 days after sale).  The Company had reserves for its estimated obligation of $3,475 and $1,475 as of September 30, 2003, and December 31, 2002, respectively.

Since NetBank is not the primary servicer for many of the loans or loans underlying the mortgage servicing rights it sells, it has no knowledge as to the current status of previously sold loans and mortgage servicing rights.  Accordingly, NetBank is unable to determine its exposure, if any, under its representations and warranties.  The maximum exposure under NetBank’s representations and warranties would be the outstanding principal balance and any premium paid of all loans or mortgage servicing rights ever sold by the Company less any loans sold servicing released or any loans underlying mortgage servicing rights that have already prepaid or defaulted without a breach of representations and warranties.

Part I. Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this report are forward-looking statements. Forward-looking statements include statements regarding the intent, belief or current expectations of NetBank or its officers and directors and can be identified by the use of forward-looking terms such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or comparable terminology. The Company’s actual results could differ materially from those anticipated from the forward-looking statements, depending on various important factors. These factors include a possible decline in asset quality; potential difficulties in integrating the Company’s operations across its multiple lines of business; the cyclical nature of the mortgage banking industry generally; the evolving nature of the market for internet banking and financial services generally; the possible adverse effects of unexpected changes in the interest rate environment; increasing competition and regulatory changes; and/or adverse legal rulings, particularly in the company’s litigation over leases originated by the Commercial Money Center, Inc. The Company’s 2002 Form 10-K filed with the Securities and Exchange Commission, contains additional details on these and other risks that are material to operations. All forward-looking statements in this report are based on information available as of the date this report was filed with the SEC. The Company does not undertake to update any forward-looking statements that may be made.

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

NetBank, Inc. acquired Resource on March 31, 2002, and subsequently reorganized the holding company structure as described above based on operational, licensing and funding needs. Accordingly, the financial impact of Resource is included from the date of acquisition. The entire consolidated company is referred to herein as “NetBank” or  “the Company”.

All dollar figures are presented in thousands (000s) except per share data unless otherwise noted.

Financial Condition

General. During the nine months ended September 30, 2003, the Company’s assets increased $1.5 billion or 43%.  This increase was primarily due to increases of $1.1 billion, $738 million and $52 million in loans held for sale, loan and lease receivables and mortgage servicing rights, respectively.  These large increases were offset in part by reductions of $334 million, $68 million and $28 million in investment securities available for sale, cash and cash equivalents and due from servicers and investors, respectively.  The increase in mortgages held for sale was primarily due to the velocity of sales into the secondary markets or retention by the retail bank segment lagging production by $1.3 billion.  The increase in loan and lease receivables was due to the retention of $1.0 billion of mortgage loans produced by the mortgage banking segment, partially offset by amortization, prepayments and sales of $285 million.  The $52 million increase in the value of the Company’s mortgage servicing rights was primarily due to the $4.3 billion or 62% increase in the principal balance of mortgage loans underlying the mortgage servicing rights portfolio.  Throughout 2003 the Company retained the majority of its originated mortgage servicing rights and expects to continue this strategy for the foreseeable future.  The investment securities available for sale portfolio declined $334 million as the Company chose to sell certain investment securities and use some of the proceeds to pay off certain fixed-rate term advances from the Federal Home Loan Bank (“FHLB”).  This strategy will more effectively balance the Company’s interest rate sensitivity and improve the net interest margin in future periods.  Cash and cash equivalents declined by $68 million primarily due to the Company more effectively using its cash to support the increase in mortgage loan production.  This increase was partially offset by a decline of $28 million in due from servicers and investors related to the Company replacing externally serviced loans with internally originated and serviced loans.  By internally servicing its portfolio of loans and leases, NetBank will accelerate its cash receipts by eliminating the delay in collection of principal and interest payments and allow the Company to expand its cross-selling efforts.

Average balances. The following table contains average balances for the periods indicated.  Reference is made to the rate volume variance tables contained in the results of operations section for additional detail of the Company’s average interest-earning assets and interest-bearing liabilities.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Assets
Interest-earning	$4,233,349	$3,225,115	$3,725,797	$3,069,156
Noninterest-earning	326,806	559,813	482,246	513,771
Total	$4,560,155	$3,784,928	$4,208,043	$3,582,927

Liabilities and shareholders’ equity
Interest-bearing	$3,668,570	$3,004,842	$3,398,684	$2,878,452
Noninterest-bearing	468,019	384,942	395,622	332,397
Total liabilities	4,136,589	3,389,784	3,794,306	3,210,849
Shareholders’ equity	423,566	395,144	413,737	372,078
Total liabilities and shareholders’ equity	$4,560,155	$3,784,928	$4,208,043	$3,582,927

Investment Securities.  During the nine months ended September 30, 2003, the Company sold certain investment securities at gains of $12,188.  NetBank used the proceeds to pay off certain fixed-rate term FHLB advances.  NetBank may continue to selectively sell investment securities in order to use the proceeds to better position its net interest margin for the benefit of future periods.  Additionally, the Company recorded impairment charges of $794 on two variable rate, long-term corporate bonds.  The bonds had traded under book value for an extended period of time due to widening credit spreads.  Both bonds carry a Standard & Poor’s “A-rating”.

The following tables set forth certain information relating to the Company’s available for sale securities at September 30, 2003, and December 31, 2002:

As of September 30, 2003	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$43,462	$1,201	$12	$44,651
Collateralized mortgage obligations	1,537	125	—	1,662
U.S. government agencies	255,523	6,231	—	261,754
Corporate bonds	8,900	141	14	9,027
Habitat bonds and other	3,566	248	—	3,814
Total	$312,988	$7,946	$26	$320,908

As of December 31, 2002	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$121,868	$3,222	$—	$125,090
Collateralized mortgage obligations	8,774	159	9	8,924
U.S. government agencies	493,159	15,079	—	508,238
Corporate bonds	9,679	—	971	8,708
Habitat bonds and other	3,511	248	—	3,759
Total	$636,991	$18,708	$980	$654,719

Loan and Lease Receivables.  NetBank is actively replacing its purchased loan and lease receivables portfolio with internally originated loans and leases so it can capitalize on cross-selling opportunities, internally service the assets and more effectively control its credit and interest rate risk.  The Company’s loan and lease receivables grew by $738 million for the nine months ended September 30, 2003, as the Company selectively retained $1.0 billion of ARM, second and jumbo mortgage loans to replace the runoff or sale of previously purchased loan and lease pools.  The Company expects to continue retaining the majority of the ARM, second and jumbo mortgage loans originated by the mortgage banking segment.  As a result of the strategic retention of internally originated mortgage loans, the Company has increased its percentage of residential mortgage loans to total loans and leases to 75% as of September 30, 2003, compared to 58% as of December 31, 2002.

Asset Quality and Non-performing Assets. The Company periodically reviews the performance of its loan and lease receivables portfolio by reviewing charge-offs, delinquency statistics, and various other industry statistics.  Large non-homogeneous credits are reviewed on a loan-by-loan or lease-by-lease basis, whereas relatively small credits with similar risk characteristic are reviewed on a pool-by-pool basis.  If a decline in credit quality for a specific pool or individual loan or lease is noted, the Company records additional allowance through a charge to the provision for credit losses.  The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio.  The Company determines the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors.  NetBank’s non-performing assets as a percentage of gross unpaid principal balance (UPB) improved from 9.3% at December 31, 2002, to 5.0% at September 30, 2003, as the level of non-performing assets held constant relative to an increase of $742 million or 80% in gross UPB.  This same measurement excluding the CMC lease portfolio reflects a drop from 0.4% to 0.2%.  As gross UPB continues to increase from the retention of residential mortgage loans, the Company expects these ratios may continue to improve.

The following tables detail NetBank’s held for investment loan and lease portfolio, the associated allowance for credit losses and non-performing assets:

	September 30, 2003
	Gross UPB	Allocated allowance	(1) Non- performing	Allowance / NPA	NPA / Gross UPB
Residential mortgages	$1,246,694	$9,779	$2,126	460.0%	0.2%
Leases	249,510	10,057	1,218	825.7%	0.5%
Home equity lines	51,070	880	379	232.2%	0.7%
Consumer	2,489	266	—	n/a	0.0%
Construction	—	—	—	n/a	n/a
Auto	42,714	459	—	n/a	0.0%
Loan and lease receivables	1,592,477	21,441	3,723	575.9%	0.2%
CMC leases (2)	80,465	21,230	80,465	26.4%	100.0%
Total loan and lease receivables	$1,672,942	$42,671	$84,188	50.7%	5.0%

	December 31, 2002
	Gross UPB	Allocated allowance	(1) Non- performing	Allowance / NPA	NPA / Gross UPB
Residential mortgages	$545,120	$10,464	$1,851	565.3%	0.3%
Leases	221,507	9,009	1,405	641.2%	0.6%
Home equity lines	82,051	1,659	—	n/a	0.0%
Consumer	2,025	216	—	n/a	0.0%
Construction	188	—	—	n/a	n/a
Auto	9	—	—	n/a	0.0%
Loan and lease receivables	850,900	21,348	3,256	655.7%	0.4%
CMC leases (2)	83,769	21,228	83,769	25.3%	100.0%
Loan and lease receivables	$934,669	$42,576	$87,025	48.9%	9.3%

(1)            Non-performing assets (“NPA”) include all loans and leases that are 90 days or more delinquent or on non-accrual status. The tables above do not include $24,212 and $30,443 of non-performing loans classified as held for sale as of September 30, 2003, and December 31, 2002, respectively. Since loans classified as held for sale are carried at the lower of cost or market, the estimated losses that may occur have already been recorded in both the balance sheet and statement of operations.

(2)            The reader is directed to Part II. Item 1. Legal Proceedings contained within this report for additional detail regarding the CMC lease portfolio and the associated litigation.

Mortgage Servicing Rights.  The value of NetBank’s mortgage servicing rights (“MSRs”) increased $52,403 or 59% during the nine months ended September 30, 2003.  The $52,403 increase in value was primarily driven by the $4.3 billion or 62% increase in the portfolio of mortgage loans underlying its MSRs during the period.  Beginning in late 2002, NetBank adopted a strategy of retaining primarily all of its originated conventional MSRs in order to achieve the necessary critical mass the servicing division requires to eventually become operationally profitable.  NetBank will continue to retain the majority of its originated MSRs for the foreseeable future.  In addition to scheduled amortization and valuation impairments due to accelerated prepayments, the value of the MSRs portfolio was negatively impacted by $9.7 million due to implementation of a more robust, dynamic prepayment assumption methodology and recognition of a higher cost to service certain loan products in the company’s portfolio.

Liabilities.  Total liabilities for the nine months ended September 30, 2003, increased $1.5 billion.  This increase was due primarily to increases of $0.5 billion in deposits and $1.0 billion in other borrowed funds.  The increase in deposits is the result of adding 12,907 new customers, which is part of NetBank’s overall strategy of increasing its transactional deposit base.  The increase in other borrowed funds was necessary to support the $1.1 billion increase in loans held for sale and $0.7 billion increase in loan and lease receivables.  In April 2003, the Company completed its second trust preferred securities offering which also increased total liabilities by $4,382.  Additionally, accounts payable and accrued liabilities increased by $35,426 primarily due to the increase in current tax liabilities associated with significant higher earnings year over year.  These increases were offset in part by a $26,126 decline in convertible subordinated debt, which was retired in July 2003.

Deposits.  As of September 30, 2003, deposits represented 57% of total interest-bearing liabilities (including deposits, other borrowed funds, convertible subordinated notes and trust preferred securities) outstanding.  FHLB advances, warehouse lines of credit and repurchase agreements represented approximately 42%, and trust preferred securities represented less than 1%.  During the nine months ended September 30, 2003, NetBank was able to increase its deposits and lower its cost of funds by replacing $97,408 of higher cost certificates of deposits with $76,996 of non-interest bearing transactional accounts and $499,875 of money market and interest-bearing checking accounts.  Deposits as a percentage of total interest-bearing liabilities fell from 69% to 57% during the nine months ended September 30, 2003.  NetBank would expect this trend to reverse as the level of other borrowed funds, which primarily supports loans held for sale, should decline in proportion to expected declines in mortgage loan production.  The expected decline in mortgage loan production is based on the October 22, 2003, Mortgage Bankers Association forecast of residential mortgage loan originations.  NetBank will continue to emphasize transactional accounts as its primary long-term funding source.  Reference is made to the detailed deposit information contained within note 7 of the notes to consolidated financial statements for additional details.

Shareholders’ Equity.  Total shareholders’ equity increased $25,213 for the nine months ended September 30, 2003.  The increase is primarily due to a $37,616 increase in retained earnings resulting from $40,504 of net income, offset in part by the payment of dividends of $2,888.  Additional paid-in capital increased by $5,620 primarily related to the tax benefit of non-qualified option exercises.  Accumulated other comprehensive income (OCI) decreased $6,083 related to the change in fair value of available for sale investment securities and the realization of $12,188 in gains due to the sale of certain investment securities offset in part by $794 of realized impairment on certain securities.  Treasury stock increased $11,941 due to the repurchase of 1,201,200 shares of common stock at a weighted average cost of $11.12 per share offset in part by the reissuance of 116,126 shares under the employee stock purchase plan, for the exercise of employee stock options and the reissuance of 45,000 shares of restricted stock.  NetBank will continue to repurchase shares periodically in the public market or through private transactions.

Results of Operations – Three months ended September 30, 2003, compared to the three months ended September 30, 2002

General.  Net income for the three months ended September 30, 2003, was $15,589 or $0.32 per share, compared to net income of $8,517 or $0.17 per share, for the same period in 2002.  The $7,072 or 83% increase in net income was primarily driven by the continued strong performance of the mortgage banking segment.  NetBank had record mortgage production of $5.7 billion and record sales of $4.9 billion for the three months ended September 30, 2003, compared to production of $3.6 billion and sales of $3.4 billion for the same period of 2002.

Interest Income.  NetBank’s interest income for the three months ended September 30, 2003, was $58,919 compared to $47,967 for the same period in 2002.  As detailed in the following rate volume variance table, NetBank lowered the average balance of its short-term investments and investment securities available for sale by $395,972 and increased the average balance of its loans held for sale by $1.2 billion and loan and lease receivables by $154,305. This repositioning has allowed the Company to earn long-term yields on a greater percentage of its interest-earning assets while effectively holding short-term held for sale assets.  During the current quarter NetBank retained $543,466 of internally originated mortgage loans and approximately $42 million of internally originated auto loans.  As the Company continues to selectively retain internally originated loans, the average balance of loan and lease receivables will increase as a percentage of total interest-earning assets.  The expected increase in loan and lease receivables as a percentage of total interest-earning assets will be compounded by the expected decline in the average balance of loans held for sale.  This decline is based on the October 22, 2003, Mortgage Bankers Association’s forecast of residential mortgage originations being 53% lower in 2004 than in 2003.  As discussed in note 11 of the consolidated financial statements included within this report, the Company has not accrued and has not received approximately $1.2 million of interest related to the CMC lease portfolio during the three months ended September 30, 2003.  See Part II. Item 1. Legal Proceedings within this report for a more in depth discussion of the CMC lease portfolio and associated litigation.

Interest Expense. Total interest expense for the three months ended September 30, 2003, was $21,959 compared to $25,153 for the same period of 2002.  The $3,194 decline is primarily due to the 96 basis-point reduction in the average cost of funds, offset in part by the impact of an increase of $663,728 in the average balance of interest-bearing liabilities.  For the three months ended September 30, 2003, there was $12,293 of interest expense on deposits (including checking, money market and certificates of deposits) as compared to $13,909 for the three months ended September 30, 2002.  The $1,616 net decrease in interest expense on deposits was the result of a 63 basis-point decline in the average rate paid on deposits resulting in a positive $1,870 rate variance, partially offset by a negative volume variance of $254 due to increased average interest-bearing deposit balances of $233,792.  For the three months ended September 30, 2003, interest expense on other borrowed funds (including short-term debt, FHLB advances, trust preferred and convertible subordinated debt) was $9,666 compared to $11,244 for the same period of 2002.  The $1,578 decline in interest expense related to other borrowed funds is the result of a 159 basis-point decline in the average cost of funds, partially offset by an increase of $429,936 in the average outstanding balance.  The 159 basis-point reduction in the average cost of other borrowed funds is primarily due to fixed-rate term FHLB advances being prepaid and replaced with variable rate advances. NetBank reduced its overall cost of funds during the period by reallocating its sources of funds to rely more heavily on deposits with an average cost of 229 basis points as opposed to other borrowed funds with an average cost of 255 basis points.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income was $36,960, or 3.49% of average interest-earning assets for the three months ended September 30, 2003, compared to $22,814, or 2.83% of average interest-earning assets for the three months ended September 30, 2002.

The following table details the relative interest rates and average balances of NetBank’s interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2003, and 2002:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2003	2002	2003	2002		2003	2002	Variance	Rate	Volume (3)
				Interest-earning assets:
$25,251	$73,026	0.92%	2.62%	Short-term investments	$58	$479	$(421)	$(311)	$(110)
394,350	742,547	3.76%	4.21%	Investment securities (1)	3,702	7,822	(4,120)	(851)	(3,269)
2,449,955	1,200,054	6.08%	7.13%	Loans held for sale (2)	37,235	21,394	15,841	(3,155)	18,996
1,363,793	1,209,488	5.26%	6.04%	Loans and leases receivable (2)	17,924	18,272	(348)	(2,376)	2,028
4,233,349	3,225,115	5.57%	5.95%	Total interest-earning assets	58,919	47,967	10,952	(6,693)	17,645

				Interest-bearing liabilities:
191,016	147,282	1.50%	1.64%	Checking accounts	715	603	112	(52)	164
1,213,121	678,766	1.98%	2.67%	Money market	6,018	4,536	1,482	(1,169)	2,651
747,359	1,091,656	2.98%	3.21%	Certificates of deposit	5,560	8,770	(3,210)	(649)	(2,561)
1,114,973	403,300	1.78%	2.47%	Short-term debt	4,969	2,494	2,475	(697)	3,172
391,233	656,522	4.51%	5.13%	FHLB advances	4,414	8,422	(4,008)	(1,015)	(2,993)
8,764	—	5.61%	0.00%	Trust Preferred	123	—	123	—	123
2,104	27,316	30.42%	4.80%	Convertible subordinate debt	160	328	(168)	1,749	(1,917)
3,668,570	3,004,842	2.39%	3.35%	Total interest-bearing liabilities	21,959	25,153	(3,194)	(1,833)	(1,361)

—	—	3.18%	2.60%	Net interest margin	36,960	22,814	14,146	(4,860)	19,006
564,779	220,273	0.31%	0.23%	Interest free sources	—	—	—	—	—
$4,233,349	$3,225,115	3.49%	2.83%	Net interest income to interest-earning assets	$36,960	$22,814	$14,146	$(4,860)	$19,006

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variances attributable to the rate and volume mix are included in the volume variances

Provision for Credit Losses.  The provision for credit losses was $2,537 for the three months ended September 30, 2003, compared to $(95) for the same period of 2002.  During the three months ended September 30, 2003, NetBank began retaining its originated auto loans and recorded 110 basis points or $459 of provision expense.  The remaining $2,078 of provision expense is related to the retention of $544 million of mortgage and $36 million of originated leases.  The $95 recapture of provision expense during the 2002 period was the result of the loan and lease receivables portfolio declining by $174,664 due to high prepayments and sales of certain loans as the Company was beginning to reposition the portfolio after its acquisition of Resource in March 2002.  Reference is made to the asset quality and non-performing assets section in the financial condition section contained within this report for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income.  Non-interest income increased $31,815 to $96,648 for the three months ended September 30, 2003, compared to $64,833 for the same period of 2002.  Gain on sales of mortgage loans and mortgage servicing rights accounted for $36,942 of the period-over-period increase, which was primarily due to the $1.5 billion increase in sales of mortgage loans period over period.  This increase was partially offset by a decline of $7,638 in gains on sales of investment securities as the Company sold certain investment securities for gains of $7,638 in the corresponding period of 2002.  For the three months ended September 30, 2003, other income increased $1,095 compared to the same period of 2002.  Other income for the three months ended September 30, 2003, consisted of $5,181 of gains associated with fair value adjustments for assets accounted for under SFAS No. 133, $323 of revenues from MG Reinsurance, $478 of revenues from Republic Leasing and $2,735 of ancillary fees and income.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses.  Non-interest expense increased by $32,234 to $106,278 for the three months ended September 30, 2003, from $74,044 for the three months ended September 30, 2002.  The largest part of the increase was impairment and amortization of mortgage servicing rights, which totaled $31,195, an increase of $20,367 period over period.  This large increase was primarily due to near record high actual prepayment speeds and the implementation of a more dynamic prepayment assumption methodology, which accounted for $9.7 million of the increase.  Additionally, salaries and benefits increased $9,043 for the three months ended September 30, 2003, compared to the same period of 2002.  This increase is primarily related to the $2.0 billion increase in mortgage loan production during the current period.  Slightly offsetting these increases, NetBank incurred $4,316 of prepayment fees on the early extinguishments of certain fixed-rate FHLB advances, a reduction of $3,135 compared to $7,451 in the same period of 2002.  Additionally, customer service and loan servicing expenses declined by $763 and $605, respectively, due to increased efficiency and a reduction of loans being serviced by third parties.  As the bank continues to replace third party serviced loans with internally originated loans, loan servicing expenses should continue to decline.

Retail Bank Operations

The table below provides an overview of the results of operations for the retail bank segment:

	RETAIL BANK OPERATIONS Three months ended September 30,
	2003	2002	Change
Net interest income	$16,177	$9,689	$6,488
Provision for credit losses	(2,542)	95	(2,637)
Net interest income after provision for credit losses	13,635	9,784	3,851
Gain on sale of loans	30	3,701	(3,671)
Service charges and fees	2,732	4,265	(1,533)
Total revenues	16,397	17,750	(1,353)
Total non-interest expenses	14,631	15,078	(447)
Pre-tax income before net (loss) gain on securities and prepaid debt	1,766	2,672	(906)
Net (loss) gain on securities and prepaid debt	(4,316)	187	(4,503)
Pre-tax (loss) income	$(2,550)	$2,859	$(5,409)

Earning assets	$4,189,997	$2,821,486	$1,368,511

Net interest income to earning assets	1.54%	1.37%	0.17%
Net interest income after provision to earning assets	1.30%	1.39%	(0.09)%
Service charges and fees to earning assets	0.26%	0.60%	(0.34)%
Expenses to earning assets	1.40%	2.14%	(0.74)%

The retail bank segment lost $2,550 for the three months ended September 30, 2003, compared to income of $2,859 for the three months ended September 30, 2002.  As illustrated in the table above, the retail bank segment would have been profitable had it not incurred $4,316 of prepayment fees for the early extinguishments of certain fixed-rate FHLB advances during the current period.  For the three months ended September 30, 2003, compared to the same period of 2002, the retail bank was able to lower its non-interest expenses while supporting a $1.4 billion increase in interest-earning assets.  The cost savings were achieved through strict cost controls, effective outsourcing and consolidation of redundant functions as a result of the acquisition of Resource in 2002.  The retail bank will continue to selectively retain loans originated by the mortgage banking segment as it strives to increase its interest-earning assets and improve its net interest income.  This expected increase may be offset in part by a decline in the warehouse line of credit the retail bank extends to the mortgage banking segment, as the level of loans held for sale in the mortgage banking segment is expected to decrease in proportion to any declines in production over future periods. Additionally, the retail bank will retain the majority of the auto loans originated through the Company’s new indirect auto lending unit, Dealer Financial Services, which totaled approximately $42 million for the three months ended September 30, 2003.

Mortgage Banking

The following table highlights the mortgage banking segment production and sales activities:

	Mortgage banking segment Three months ended September 30,
	2003	2002	Change
Mortgage loan production:
Retail	$874,406	$628,669	$245,737
Correspondent	2,678,439	1,686,094	992,345
Wholesale/broker	1,298,672	810,528	488,144
RMS	240,973	67,184	173,789
Total agency-eligible	5,092,490	3,192,475	1,900,015
Nonconforming	589,033	433,559	155,474
Total	$5,681,523	$3,626,034	$2,055,489

Mortgage loan sales:
Conforming or agency-eligible sales	$5,131,811	$2,964,043	$2,167,768
Non-conforming sales	332,697	476,554	(143,857)
Mortgage banking sales	5,464,508	3,440,597	2,023,911
Sold to retail bank	(543,466)	(12,115)	(531,351)
Sales to third parties	$4,921,042	$3,428,482	$1,492,560

Production revenues	$117,011	$60,227	$56,784
Production expenses	84,345	49,875	34,470
Pre-tax margin	$32,666	$10,352	$22,314

Production revenues in bps to sales	214	175	39
Production expenses in bps to production	148	138	10
Net production margin in bps	66	37	29

Note: Production revenues in bps to sales is based on mortgage banking sales, which includes intersegment sales to the retail bank segment.

For the three months ended September 30, 2003, the mortgage banking segment posted a record pre-tax margin of $32,666 compared to $10,352 for the same period of 2002.  The increase in pre-tax margin for the three months ended September 30, 2003, compared with the same period of 2002 relates primarily to record mortgage loan production of $5.7 billion and record sales of $5.5 billion compared to production of $3.6 billion and sales of $3.4 billion for the 2002 period.  The mortgage banking segment achieved record production and sales in both the conforming and non-conforming channels during the 2003 period.  Additionally, during the three months ended September 30, 2003, pricing pressures eased as industry pipelines neared full capacity resulting in a 39 bps increase in production revenues.  Production expenses decreased by 10 basis points period over period.  The decline in expenses was partially offset by increased impairment and amortization charges of $20.4 million.  Net of this increase, production expenses would have declined by 25 basis points due to the mortgage banking segment leveraging its fixed costs against higher production levels.

Other Segment

For the three months ended September 30, 2003, the other segment recorded a pre-tax loss of $3,063 compared to pre-tax income of $797 for the same period of 2002.  The loss includes NetBank’s strategic initiatives and holding company expenses, including Dealer Financial Services, NetInsurance, NetBank, Inc., Resource Bancshares Mortgage Group, Inc. and NetBank Partners.  The 2002 pre-tax income of $797 includes a one-time gain of $2.8 million on the sale of Resource’s former headquarters.

Results of Operations – Nine months ended September 30, 2003, compared to the nine months ended September 30, 2002

General.  Net income for the nine months ended September 30, 2003, was a record $40,504 or $0.83 per share, compared to a net loss of $28,408 or $0.66 per share for the same period of 2002.  The 2002 loss included $10.1 million, pre-tax, of acquisition and severance charges and $59.9 million pre-tax, of charges associated with the integration and repositioning of the Company’s balance sheet as NetBank implemented its financial intermediary strategy following its acquisition of Resource in March 2002.  Additionally, the prior period net loss only includes the operating results of Resource for the six months ended September 30, 2002, since its acquisition was not completed until March 31, 2002.  The record net income for the nine months ended September 30, 2003, was primarily driven by the strong performance of the mortgage banking segment as it capitalized on record production of $15.6 billion and record sales to third parties of $13.3 billion compared to $7.0 billion of production and $6.9 billion of sales for the same period in 2002.  The low interest rate environment and the addition of Resource’s mortgage banking operations fueled the increase in production and sales.

Interest Income.  NetBank’s interest income for the nine months ended September 30, 2003, was $154,262 compared to $120,984 for the same period in 2002.  Interest income for the 2002 period was negatively impacted by approximately $12,500 related to impairment of premiums on purchased loan pools that had experienced accelerated prepayments in early 2002.  As detailed in the following rate volume variance table, NetBank lowered the average balance of its short-term investments by $94,332, investment securities available for sale by $238,086 and loan and lease receivables by $247,468.  These declines were offset by a $1.2 billion increase in the average balance of loans held for sale.  This repositioning allowed the Company to earn higher long-term yields on a greater percentage of its interest-earning assets while effectively holding short-term held for sale assets.  Utilization of this strategy limited NetBank’s decline in average yield, adjusted for the 2002 impairment, to 28 basis points compared to a 116 basis-point decline in the average cost of funds.  As discussed in note 11 of the consolidated financial statements included within this report, the Company has not accrued and has not received approximately $4.1 million of interest related to the CMC lease portfolio for the nine months ended September 30, 2003.  See Part II. Item 1. Legal Proceedings within this report for a more in depth discussion of the CMC lease portfolio and associated litigation.

Interest Expense.  Total interest expense for the nine months ended September 30, 2003, was $65,091 compared to $80,015 for the same period of 2002.  The $14,924 decline is primarily due to the 116 basis-point reduction in the average cost of funds, offset in part by the impact of an increase of $520,232 in the average balance of interest-bearing liabilities. For the nine months ended September 30, 2003, there was $37,273 of interest expense on deposits (including checking, money market and certificates of deposits) compared to $41,692 for the nine months ended September 30, 2002.  The $4,419 net decrease in interest expense on deposits was the result of a 89 basis-point decline in the average rate paid on deposits resulting in a positive $19,381 rate variance, partially offset by a negative volume variance of $14,962 due to an increase in average deposit balances of $431,666.  For the nine months ended September 30, 2003, interest expense on other borrowed funds (including short-term debt, FHLB advances, trust preferred and convertible subordinated debt) was $27,818 compared to $38,323 for the same period of 2002.  The net $10,505 decline in interest expense related to other borrowed funds is the result of a 148 basis-point decline in the average cost of funds, partially offset by a negative volume variance of $5,329 due to the $88,566 increase in the average outstanding balance.  NetBank reduced its overall cost of funds during the period by reallocating its sources of funds to rely more heavily on deposits with an average cost of 228 basis points as opposed to other borrowed funds with an average cost of 305 basis points.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $89,171, or 3.19% of average interest-earning assets for the nine months ended September 30, 2003, compared to $40,969, or 1.78% of average interest-earning assets for the nine months ended September 30, 2002.

The following table details the relative interest rates and average balances of NetBank’s interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2003, and 2002:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2003	2002	2003	2002		2003	2002	Variance	Rate	Volume (3)
				Interest-earning assets:
$32,627	$126,959	1.13%	2.23%	Short-term investments	$277	$2,121	$(1,844)	$(1,854)	$10
534,644	772,730	3.91%	4.19%	Investment securities (1)	15,662	24,255	(8,593)	(2,877)	(5,716)
2,022,616	786,089	6.26%	7.45%	Loans held for sale (2)	95,020	43,913	51,107	(12,415)	63,522
1,135,910	1,383,378	5.08%	4.89%	Loans and leases receivable (2)	43,303	50,695	(7,392)	3,630	(11,022)
3,725,797	3,069,156	5.52%	5.26%	Total interest-earning assets	154,262	120,984	33,278	(13,516)	46,794

				Interest-bearing liabilities:
180,969	141,495	1.53%	1.65%	Checking accounts	2,076	1,753	323	(231)	554
1,065,963	622,281	2.11%	2.73%	Money market	16,903	12,754	4,149	(5,132)	9,281
936,350	987,840	2.61%	3.67%	Certificates of deposit	18,294	27,185	(8,891)	(14,018)	5,127
682,166	438,714	1.95%	3.07%	Short-term debt	9,988	10,112	(124)	(6,557)	6,433
507,050	660,806	4.40%	5.50%	FHLB advances	16,725	27,234	(10,509)	(9,666)	(843)
7,157	—	5.07%	0.00%	Trust Preferred	272	—	272	—	272
19,029	27,316	5.84%	4.77%	Convertible subordinate debt	833	977	(144)	389	(533)
3,398,684	2,878,452	2.55%	3.71%	Total interest-bearing liabilities	65,091	80,015	(14,924)	(35,215)	20,291

—	—	2.97%	1.55%	Net interest margin	89,171	40,969	48,202	21,699	26,503
327,111	190,704	0.22%	0.23%	Interest free sources	—	—	—	—	—
$3,725,797	$3,069,156	3.19%	1.78%	Net interest income to interest-earning assets	$89,171	$40,969	$48,202	$21,699	$26,503

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variances attributable to the rate and volume mix are included in the volume variances

Provision for Credit Losses.  The provision for credit losses was $4,299 for the nine months ended September 30, 2003, compared to $26,432 for the same period of 2002.  The 2002 figure contained $20.1 million of provision specifically for the CMC lease portfolio.  See Part II. Item 1. Legal Proceedings within this report for a more in depth discussion of the CMC lease portfolio and associated litigation.  Reference is made to the asset quality and non-performing assets subsection in the Financial Condition section contained within this report for additional detail related to the determination of provision expense for maintaining the proper level of allowance for credit losses.

Non-interest Income.  Non-interest income increased $131,236 to $246,346 for the nine months ended September 30, 2003, compared to $115,110 for the nine months ended September 30, 2002.  Of this increase, gain on sales of mortgage loans and mortgage servicing rights accounted for $110,312.  This large increase was primarily attributable to the strong performance in the mortgage banking segment and Resource’s mortgage subsidiaries not being included in the first three months of 2002.  The mortgage subsidiaries’ improved results were attributable to a lower interest rate environment resulting in higher production and more favorable pricing conditions.  Service charges and fees increased by $9,236 to $35,795 for the nine months ended September 30,

2003, from $26,559 in the same period of 2002.  $7,826 of the increase is attributable to the addition of Resource’s mortgage servicing operation.  The Company recorded $12,188 of gains on investment securities as certain investment securities were sold during the nine months ended September 30, 2003, compared to $5,781 during the same period in 2002.  Current period gains of $12,188 were offset in part by impairment charges of $794 on two variable, long-term corporate bonds.  The bonds had traded under book value for an extended period of time due to widening credit spreads.  Both bonds carry a Standard & Poor’s “A-” rating.  Other income was $14,696 for the nine months ended September 30, 2003, compared to $8,621 for the comparable 2002 period. Other income consisted of $7,077 of gains associated with fair value adjustments for assets accounted for under SFAS No 133, $1,504 of revenues from MG Reinsurance, $1,462 of revenues from Republic Leasing and $4,653 of ancillary fees and income.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses.  Non-interest expense increased by $92,243 to $267,019 for the nine months ended September 30, 2003, from $174,776 for the nine months ended September 30, 2002.  The $267,019 of non-interest expense for the nine months ended September 30, 2003, includes $43,984 of non-interest expense associated with operations acquired as part of the Resource acquisition, which were not included in the comparable period of 2002. The $174,776 of non-interest expense for the period ended September 30, 2002, included $10,085 of acquisition and severance costs.  Additionally, during the nine months ended September 30, 2003, the Company incurred $16,267 of prepayment fees on the early extinguishments of certain fixed-rate FHLB advances, compared to $9,944 of prepayment fees during the nine months ended September 30, 2002.  Excluding the items listed above, non-interest expense increased $52,021 for the nine months ended September 30, 2003, compared to the same period of 2002.  The majority of the increase is due to the $30,786 increase in impairment and amortization of mortgage servicing rights and the $17,566 increase in salaries and wages.  The high level of refinance activity during the first nine months of 2003, associated with the low interest rate environment, drove the increase in amortization and impairment of mortgage servicing rights.  The increase in salaries and wages was primarily driven by the $4.9 billion, on a comparable basis, increase in production during the nine months ended September 30, 2003, compared to the same period of 2002.  These increases were partially offset by declines in loan servicing expenses of $3,601, which should continue to decline as NetBank replaces externally serviced loans with internally originated and serviced loans; and depreciation and amortization of $2,137, which contained a one-time charge of $2,469 for the write down of a core deposit intangible in 2002.

Retail Bank Operations

The table below provides an overview of the results of operations for the retail bank segment:

	RETAIL BANK OPERATIONS Nine months ended September 30,
	2003	2002	Change
Net interest income	$35,528	$17,006	$18,522
Provision for credit losses	(4,263)	(26,431)	22,168
Net interest income after provision for credit losses	31,265	(9,425)	40,690
Gain on sale of loans	26	2,236	(2,210)
Service charges and fees	8,854	11,223	(2,369)
Total revenues	40,145	4,034	36,111
Total non-interest expenses	44,558	53,372	(8,814)
Pre-tax income (loss) before net gain (loss) on securities and prepaid debt	(4,413)	(49,338)	44,925
Net gain (loss) on securities and prepaid debt	(4,873)	(4,163)	(710)
Pre-tax gain (loss)	$(9,286)	$(53,501)	$44,215

Earning assets	$3,738,264	$2,580,570	$1,157,694

Net interest income to earning assets	1.27%	0.88%	0.39%
Net interest income after provision to earning assets	1.12%	(0.49)%	1.61%
Service charges and fees to earning assets	0.32%	0.58%	(0.26)%
Expenses to earning assets	1.59%	2.76%	(1.17)%

Net interest income increased $18,522 for the nine months ended September 30, 2003, to $35,528, compared to $17,006 for the nine months ended September 30, 2002.  Net interest income for the 2002 period was negatively impacted by approximately $12,500 related to the impairment of premiums on purchased loan pools that had experienced accelerated prepayments in early 2002.  Net interest income for the 2003 period is lower than would be expected due to the retail bank lending a large portion of its funds at warehouse rates to the mortgage banking operations to support its record production levels.  As the retail bank reallocates its portfolio to include more long-term investments, primarily single-family first mortgage loans, as opposed to providing relatively lower rate short-term warehouse lines of credit, its interest income should significantly improve. The 2002 provision for credit losses included $20,100 of provision specifically for the CMC lease portfolio.  See Part II. Item 1. Legal Proceedings within this report for a more in depth discussion of the CMC lease portfolio and associated litigation.  While non-interest expenses declined $8,814 period over period, the 2002 period included approximately $7,494 of charges associated with the integration of Resource’s leasing operations and the repositioning of the segment to align with the Company’s financial intermediary strategy.  The 2003 period includes $1,760 of expenses associated with the leasing operations, which would not have been included in the 2002 period.  Adjusted for these two items, non-interest expenses declined by $3,080 period over period.  This decline is primarily due to a decrease of $4,186 in external loan servicing fees and a decline of $1,535 in customer service expenses.  These declines were offset in part by increases of $1,101 in salaries and benefits and $1,185 in data processing.

Mortgage Banking

The following table highlights the mortgage banking segment production and sales activities:

	Mortgage banking segment Nine months ended September 30,
	2003	2002	Change
Mortgage loan production:
Retail	$2,484,502	$1,636,097	$848,405
Correspondent	7,074,378	2,978,448	4,095,930
Wholesale/broker	3,926,407	1,398,825	2,527,582
RMS	599,915	103,402	496,513
Total agency-eligible	14,085,202	6,116,772	7,968,430
Nonconforming	1,555,274	908,113	647,161
Total	$15,640,476	$7,024,885	$8,615,591

Mortgage loan sales:
Conforming or agency-eligible sales	$13,039,254	$5,976,100	$7,063,154
Non-conforming sales	1,320,210	973,465	346,745
Mortgage banking sales	14,359,464	6,949,565	7,409,899
Sold to retail bank	(1,023,180)	(12,115)	(1,011,065)
Sales to third parties	$13,336,284	$6,937,450	$6,398,834

Production revenues	$284,873	$117,927	$166,946
Production expenses	199,702	98,377	101,325
Pre-tax margin	$85,171	$19,550	$65,621

Production revenues in bps to sales	198	170	28
Production expenses in bps to production	128	140	(12)
Net production margin in bps	70	30	40

For the nine months ended September 30, 2003, the mortgage banking segment had a record pre-tax margin of $85,171, compared to $19,550 for the nine months ended September 30, 2002.  The $65,621 increase is driven primarily by increases of $8.6 billion in production and $6.4 billion in sales and the addition of Resource’s mortgage operations on March 31, 2002, which would only be included in six of the nine months during the 2002 period.  Additionally, as industry pipelines approached capacity during the 2003 period, pricing pressures eased resulting in a 28 basis-point increase in production revenues.

Other Segment

For the nine months ended September 30, 2003, the other segment recorded a pre-tax loss of $7,321 compared to a pre-tax loss of $10,868 for the same period of 2002.  The loss includes NetBank’s strategic initiatives and holding company expenses, including Dealer Financial Services, NetInsurance, NetBank, Inc., Resource Bancshares Mortgage Group, Inc. and NetBank Partners.  The 2002 loss included charges associated with the acquisition of Resource on March 31, 2002.

Critical Accounting Policies

As indicated in NetBank’s Annual Report on Form 10-K for the year ended December 31, 2002, NetBank has identified its policies for the valuation of its mortgage servicing rights and the maintenance of its allowance for credit losses and repurchase reserves as being its most critical accounting policies. These policies require management to make judgments, estimates and assumptions concerning future events, which materially underpin the current period accounting for these items. Given the effect such judgments, estimates and assumptions can have on NetBank’s balance sheet and statement of operations these policies are regularly reviewed by management, the Company’s audit committee and the Company’s independent auditor.  Management believes that given current information, its judgments, estimates and assumptions used in these policies are appropriate.  For further information regarding NetBank’s critical accounting policies, refer to its Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

Liquidity.  NetBank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities.  NetBank’s primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, sales or maturities of investment securities and other short-term investments, and funds provided from operations.  While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  NetBank’s available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements.  For the nine months ended September 30, 2003, NetBank had negative cash flow of $67,729 compared to positive cash flow of $235,842 for the same period of 2002.  The net cash out flow primarily related to the $1.1 billion increase in loans held for sale and $0.7 billion increase in loan and lease receivables.  The increase in loans held for sale was primarily due to the $15.6 billion record level of production in the mortgage banking segment outpacing the $13.3 billion record level of sales into the secondary markets.  The Company expects this situation to reverse once the velocity of loan sales exceeds that of production.  Cash flows for the nine months ended September 30, 2002, were unusually high related to the accumulation of cash in anticipation of settling Resource’s pre-existing lines of credit after its acquisition.  As an additional source of funds, NetBank had available under existing lines of credit agreements $0.6 billion at September 30, 2003, (see Note 8 of the consolidated financial statements included as part of this report for additional details of the available lines of credit).  As of September 30, 2003, NetBank had commitments to fund mortgage loans of $1.4 billion, unused home equity lines of credit of $73,704 and commercial financing commitments of $1,063.

The Company uses deposits as its principal source of funds.  For the nine months ended September 30, 2003, deposits increased by $479,463 to $2.5 billion from $2.0 billion as of December 31, 2002.  NetBank’s deposit products include checking, money market accounts and certificates of deposit accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.  NetBank is competitive in the types of accounts, services and ranges of interest rates offered on deposit products.  Although market demand generally dictates which deposit maturities and rates will be accepted by the public, NetBank intends to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals.  Additionally, NetBank increased its other borrowed funds, which include FHLB advances, repurchase agreements and warehouse lines of credit, by $1.0 billion during the nine months ended September 30, 2003.  This increase was primarily to support the $1.1 billion increase in loans held for sale as a result of record mortgage loan production.  The Company also raised approximately $4,382 as a result of its second trust preferred securities offering completed in April 2003.

Capital Resources.  NetBank and NetBank, FSB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure of either company to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NetBank’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank, FSB must meet specific capital guidelines that involve quantitative measures of NetBank, FSB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. NetBank, FSB’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, under regulatory guidelines, NetBank, FSB may not pay a dividend to NetBank, Inc. if doing so would cause NetBank, FSB to be less than adequately capitalized, as defined below. During the quarter ended September 30, 2003, NetBank’s Board of Directors declared a dividend in the amount of $.02 per share to shareholders of record on November 15, 2003. The dividend will be paid on December 15, 2003.  During the nine months ended September 30, 2003, NetBank repurchased 1,201,200 shares at a weighted average cost of $11.12, and management had authorization to repurchase up to an additional 1,464,700 shares of its common stock through open market or private transactions.

Quantitative measures established by regulation to ensure capital adequacy require NetBank, FSB to maintain minimum amounts and ratios as set forth in the following table.  NetBank, FSB’s regulatory agency, the Office of Thrift Supervision (“OTS”), requires NetBank, FSB to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total capital to risk-weighted assets of 8.0%. Additionally, NetBank, Inc., since its acquisition of Resource on March 31, 2002, has a side letter agreement with the OTS, which requires NetBank, Inc. to maintain a minimum 10% total capital to total assets and NetBank, FSB to maintain 6% core capital and 12% total risk-based capital ratios. The 10% total capital minimum was amended during the three months ended September 30, 2003, to allow the minimum capital held against forward sold conforming mortgages to be the greater of 5% or $50,000 and in no event allow the total capital to total assets to fall below 8%. As of September 30, 2003, NetBank, FSB was categorized as Well Capitalized as indicated in the following table; however, primarily due to the $1.1 billion increase in loans held for sale, NetBank, FSB failed to meet the 12% total risk-based capital requirement.  The Company has notified the OTS of this deficiency and intends to cure it as soon as possible.  The following table presents information related to NetBank, FSB along with capital requirements mandated by the OTS:

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2003
Total capital (to risk-weighted assets)	$319,530	10.01%	$255,371	8.00%	$319,209	10.00%
Core capital (to adjusted total assets)	$276,009	6.11%	$180,621	4.00%	$225,867	5.00%
Tangible capital (to adjusted total assets)	$276,009	6.11%	$67,760	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$276,009	8.65%	N/A	N/A	$191,451	6.00%
December 31, 2002
Total capital (to risk-weighted assets)	$270,732	15.42%	$140,447	8.00%	$175,572	10.00%
Core capital (to adjusted total assets)	$240,725	7.47%	$129,104	4.00%	$161,128	5.00%
Tangible capital (to adjusted total assets)	$240,725	7.47%	$48,338	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$240,725	13.71%	N/A	N/A	$105,350	6.00%

In addition, Market Street, RBMG, Republic and Meritage are required to maintain minimum amounts of net worth to maintain their approved status with certain government agencies, investors and lenders.  Failure to meet these requirements could have a material impact on the consolidated results of NetBank.  Other than the side letter deficiency as described previously, at September 30, 2003, all of the capital requirements placed upon NetBank and its subsidiaries were met, and there have been no subsequent events that would lead management to believe that continued compliance would not be met in the future.

Part I. Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The Company measures interest rate sensitivity as the difference between amounts of interest–earning assets and interest–bearing liabilities that mature, reprice, or repay within a given period of time. The difference, or the interest rate sensitivity “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. In a rising rate environment, an institution with a positive gap would see an increase in net interest income, where an institution with a negative gap would see a decrease. During a period of falling interest rates the reverse is true. The following table sets forth the interest rate sensitivity of the Company’s assets and liabilities as of September 30, 2003:

	Less than Three Months	Over three months through one year	Over one year through five years	Over five years and insensitive	Total
	Term to Repricing, Repayment or Maturity

Interest-Earning Assets:
Cash and cash equivalents	$24,895	$—	$—	$—	$24,895
Federal funds sold	18,941	—	—	—	18,941
Investment securities	5,803	11,444	18,445	285,216	320,908
Stock of Federal Home Loan Bank of Atlanta	68,060	—	—	—	68,060
Loans held for sale	2,632,631	—	—	—	2,632,631
Loan and lease receivables	245,129	349,669	975,772	59,701	1,630,271
Total interest-earning assets	2,995,459	361,113	994,217	344,917	4,695,706
Non interest-earning assets	—	—	—	364,898	364,898
Total assets	$2,995,459	$361,113	$994,217	$709,815	$5,060,604

Interest-Bearing Liabilities:
Interest-bearing deposits	$137,151	$1,091,090	$809,612	$182,046	$2,219,899
Trust preferred securities	8,764	—	—	—	8,764
Other borrowed funds	1,765,065	—	131,000	—	1,896,065
Total interest-bearing liabilities	1,910,980	1,091,090	940,612	182,046	4,124,728
Interest-free deposits	—	—	—	304,486	304,486
Other interest-free liabilities and equity	—	—	—	631,390	631,390
Total liabilities and equity	$1,910,980	$1,091,090	$940,612	$1,117,922	$5,060,604

Net interest rate sensitivity gap	$1,084,479	$(729,977)	$53,605	$162,871	$570,978
Cumulative gap	$1,084,479	$354,502	$408,107	$570,978	N/A
Net interest rate sensitivity gap as a percent of interest-earning assets	36.20%	(202.15)%	5.39%	47.22%	12.16%
Cumulative gap as a percent of cumulative interest-earning assets	36.20%	10.56%	9.38%	12.16%	N/A

As the table above displays, over the next 12 months $354,502 more interest-earning assets than interest-bearing liabilities are projected to reprice at least once, indicating an asset sensitive position. Gap analysis, however, is only one tool that management uses to measure rate sensitivity.  The interest rate sensitive position displayed above is somewhat exaggerated by the current high level of loans held for sale.  The Company would expect this position to moderate over the next few quarters as sales of loans held for sale begin to outpace production resulting in a lower balance of interest rate sensitive assets.

Market Risk. NetBank’s principal businesses are retail banking and the origination and purchase of mortgage loans.  These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of NetBank’s assets and liabilities are monetary in nature and fluctuations in interest rates will affect NetBank’s future net interest income and cash flows. This interest rate risk is NetBank’s primary market risk exposure. For the nine months ended September 30, 2003, the only derivative financial instruments that NetBank entered into were associated with hedging activities related to the portfolio of mortgage loans held for sale, the pipeline of mortgage loans for which the interest rate has been locked, the owned mortgage servicing rights portfolio and the mortgage servicing rights which NetBank intends to retain associated with the pipeline of mortgage loans for which the interest rate has already been locked. NetBank has no market risk-sensitive instruments held for trading purposes. NetBank’s exposure to market risk is reviewed on a regular basis by NetBank’s management.

NetBank, FSB, like other banks, measures interest rate risk based on Net Portfolio Value (“NPV”) analysis.  NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.  A NPV ratio is determined by dividing NPV by the present value of assets.  The following table sets forth the estimated percentage change in NetBank, FSB’s NPV ratios as of September 30, 2003, and December 31, 2002, assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB

Rate shock (in basis points)	As of 9/30/2003	As of 12/31/2002	Minimum as of 9/30/2003
+300	6.59%	9.60%	4.00%
+200	7.06%	9.74%	6.00%
+100	7.55%	9.81%	6.00%
Flat	7.80%	9.31%	6.00%
–100	8.23%	9.47%	6.00%

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

Part II. Item 1:  Legal Proceedings

Illinois Union Insurance Co. v. Commercial Money Center, Inc., et al., Case No. CV-01-0685-KJD-RJJ (District Court of Nevada) and related cases now pending in In re Commercial Money Center, Inc. Equipment Lease Litigation in the United States District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000, the pending bankruptcy proceedings of Commercial Money Center, Inc. and In re Commercial Money Center, Inc., Debtor (Kipperman v. NetBank, FSB), Bankruptcy No. 02-09721; In the United States Bankruptcy Court for the Southern District of California

As reported in previous filings, NetBank, FSB, filed a complaint in January 2002 against Commercial Money Center, Inc. (“CMC”), the originator, seller, and subservicer of equipment leases purchased by NetBank, FSB, and Illinois Union Insurance Company (“Illinois Union”), Safeco Insurance Company of America (“Safeco”), and Royal Indemnity Company (“Royal,” with Illinois Union, Safeco and Royal, collectively, referred to as the “Sureties”), the insurance companies that issued surety bonds and insurance policies guaranteeing payment of the income stream from the leases and that also served as master servicers of the leases.  The NetBank, FSB action alleges several claims, including claims for breach of contract, fraud, and bad faith, and seeks, among other things, payment under and enforcement of surety bonds and insurance policies issued by the insurance and surety companies.  The Judicial Panel on Multi-District Litigation has consolidated the actions involving NetBank, FSB with more than 35 other cases pending around the country involving other banks and financial institutions that were seeking to enforce surety bonds and insurance policies relating to leases sold by CMC.  The consolidation will result in all pre-trial activity being held in the United States District Court for the Northern District of Ohio (the “MDL Court”).

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

On September 4, 2003, the Trustee filed a Complaint against NetBank, FSB as contemplated by the Amended Royal Agreement., seeking to avoid NetBank, FSB’s interest in the leases and surety bonds relating to the Royal guaranteed lease pools.  NetBank, FSB has tendered the Complaint to Royal with a demand for indemnification pursuant to the Sales and Servicing Agreement under which Royal acted as servicer for the leases.  NetBank, FSB intends to vigorously defend these claims and to pursue recovery from Royal for all damages suffered and costs incurred as a result of Royal’s financing of these claims.

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

(a)          Exhibits

31.1                           Chief Executive Officer’s certification under Section 302 of the Sarbanes-Oxley Act

31.2                           Chief Financial Executive’s certification under Section 302 of the Sarbanes-Oxley Act

32                                    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

i.                  NetBank filed a Current Report on Form 8-K on July 30, 2003, furnishing information to be provided by management to various interested parties.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.

	By:	/s/ Steven F. Herbert
Steven F. Herbert

Dated: November 12, 2003		Chief Financial Executive and Chief Accounting Officer