Form 10-K
period 2003-12-31
NETBANK INC
filed 2004-03-12
CIK 1035826

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended December 31, 2003
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

Common Stock, $.01 par value
Preferred Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☒    No ☐

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of $13.05 of such common equity as of June 30, 2003: $624,518,164.

        Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,114,828 shares of Common Stock at March 03, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 29, 2004, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

        NetBank, Inc. is a holding company that wholly owns the outstanding stock of NetBank, ("NetBank, FSB" or the "Bank"), a federal savings bank; Meritage Mortgage Corporation ("Meritage"), a wholesale non-conforming mortgage provider; MG Reinsurance Company ("MG Reinsurance"), a captive reinsurance company; NetInsurance, Inc., ("NetInsurance"), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities. NetBank, FSB also owns all of the outstanding stock of Market Street Mortgage Corporation ("Market Street"), a retail mortgage company; NetBank Payment Systems, Inc. ("NPS"), formerly Financial Technologies, Inc., a leading provider of ATM services for retail and other non-bank businesses, and Resource Bancshares Mortgage Group, Inc. ("Resource"). Resource wholly owns RBMG, Inc. ("RBMG"), a wholesale mortgage banking company, and Republic Leasing Company, Inc. ("Republic Leasing"), a commercial financing company.

        The entire consolidated company is referred to herein as "NetBank" or "the Company".

        NetBank was founded in October 1996 and completed its initial public offering of stock in July 1997. It is one of the pioneers of the Internet banking industry, and NetBank, FSB is recognized as one of the first successful internet-only banks.

        NetBank's business model has three basic strategies:

        Internet-only bank—NetBank, through its Internet banking operations, operates as an FDIC-insured, federally chartered thrift institution that currently serves more than 165,000 customers throughout the United States and in approximately 20 foreign countries. NetBank operates a totally branchless model and passes on a portion of the cost savings to its customers in the form of attractive yields on deposits. Its array of products and services are available to its customers 24 hours per day, seven days a week, and all 365 days during the year.

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

        Transaction Processor—NetBank, through its Resource Mortgage Solutions initiative, sells its core mortgage lending competencies on a "private label" basis to community banks, credit unions and other financial businesses that lack the technical expertise, technology or critical mass to open up their own mortgage lending operations. Late in 2003, NetBank acquired NPS, a leading provider of ATM services for retail and non-bank businesses. NPS operates 5,300 ATM machines across the country and ranks fifth among third-party, off- premises ATM providers in the United States.

Segmented Income Statements

        NetBank's principal activities include retail banking and mortgage lending. The retail banking segment primarily consists of offering consumer banking products such as checking, money market, and certificates of deposit; the origination of auto loans through a network of auto dealers; and the purchase of mortgage loans for investment primarily through its subsidiaries including RBMG and Market Street. The mortgage banking segment either originates mortgage loans or acquires mortgage loans from correspondents and/or brokers and packages pools of such loans either inclusive of or exclusive of servicing rights for sale into the secondary market. The tables set forth in Note 18 to the consolidated financial statements included in this report present a summary of the revenues and expenses for each of the Company's business segments for each of the years ended December 31, 2003, 2002, and 2001, respectively. The following represents the percentage and amount of total Company revenues contributed by the various operating segments for the years ended December 31, 2003, 2002, and 2001:

	2003		2002		2001
($s in thousands)
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Retail banking segment	$68,618	16%	$23,079	11%	$58,929	76%
Mortgage banking segment	363,467	85%	194,073	89%	18,226	23%
Other	2,058	0%	3,211	1%	758	1%
Eliminations	(5,363)	(1)%	(2,383)	(1)%	—	0%

Total revenues	$428,780	100%	$217,980	100%	$77,913	100%

        Substantially all of the Company's revenues are derived from customers located in the United States of America.

Retail Banking Segment

        Consumer adoption of online banking has risen dramatically over the past several years. According to a study by the Pew Internet & American Life Project released in December 2003, online banking represented the fastest growing Internet activity since 2000. The institution reported that 34 million Americans were conducting their banking online, representing a growth rate of 179% over the past three years. According to the same study, these individuals tend to have higher household incomes and education levels in comparison to those of the average consumer. College graduates and young adults also emerged as the most ardent adopters of online banking. With this generation of consumers, the Internet is expected to surpass the branch as the primary delivery channel for financial services.

        The commercialization of the Internet in the 1990's quickened the proliferation of online banking. Consumers no longer had to use proprietary software applications to conduct transactions because financial institutions were able to leverage the Internet as a more efficient means of communication. Through a direct Web interface, banks could give their customers the ability to conduct real-time transactions and to access their account information 24 hours a day, seven days a week.

        From an industry-wide perspective, online banking has faced two main obstacles in reaching mass consumer adoption—1) security concerns; and 2) reluctance on the part of consumers to change behavior or learn new ways of conducting their transactions.

        Security concerns have been allayed largely by the passage of time. Consumers have become more comfortable with conducting a wide array of financial transactions online, such as making retail purchases, booking travel arrangements and purchasing stock. The financial industry and bank regulators have worked to set standards on security technology and protocols on how information can be exchanged both internally and externally. Institutions, including NetBank, have also made an effort to educate consumers on the relative safety of electronic transactions in comparison to paper-based transactions. By automating the fulfillment of transactions, online banking arguably provides greater security and privacy by eliminating the middleman and reducing the number of individuals who have access to a consumer's sensitive financial information. In addition, banking laws and regulations afford online consumers the same protections as offline consumers.

        Large traditional banks, such as Bank of America, JP Morgan Chase, Citibank and Wells Fargo, have helped to fuel online banking adoption by deploying and actively promoting online banking solutions for their own customers. Although these institutions may have introduced the service at first to remain competitive in the marketplace, they have begun to market it aggressively due to its inherent cost and customer-retention benefits. According to a well-publicized, independent research study by

Booz Allen & Hamilton in 2000, a branch transaction typically costs an institution more than $1.00 when overhead and salary expenses are included. In comparison, an Internet-based transaction typically costs an institution one cent. Bank of America, Wells Fargo and others routinely report their online customers have higher account balances and lower attrition rates on average than their offline customers have, which is a trend consistent with NetBank's own customer base.

Market Position

        NetBank, FSB is the country's largest branchless bank. Customers conduct their business through automated or remote means using the Internet, telephone, postal service and/or proprietary and third-party ATM networks. NetBank's low-cost business model and focus on select service delivery channels give it certain advantages over traditional branch-based institutions. The bank's value proposition is built on the premise that it will share its operational cost savings with the customer by paying more competitive deposit rates and creating a more seamless, technically robust customer experience.

        NetBank caters to well-defined, niche market segments. Management understands that the bank's value proposition does not appeal to everyone. The bank competes by serving consumers who feel underserved or exploited by traditional branch banks. NetBank's average customer is a time-starved, emerging affluent professional who prefers the convenience, control and value of banking online. Basic demographics of the typical customer today include:

  43 years of age
  Married
  Homeowner
  Two-household income
  College-educated
  Urban dweller

        Traditional banks have posed a greater challenge to NetBank in recent years as they have spent more energy on developing and promoting their own online banking programs. Critics of NetBank's branchless model suggest most consumers will gravitate toward an institution that offers both an online and physical presence—frequently referred to in the media as a "click-and-mortar" strategy.

        These critics may be underestimating the long-term power of NetBank's value proposition. Current NetBank customers understand there are implied costs to doing business with a "click-and-mortar" bank. For consumers who rarely use a branch, they are subsidizing the branch network for others when they do business with a "click-and-mortar" institution. To rationalize their cost structure, these institutions must pay lower deposit rates and require their customers to maintain higher minimum deposits to avoid fees. As part of its ongoing marketing and public relations effort, NetBank makes an effort to educate consumers of these implied costs.

        NetBank believes that "click-and-mortar" consumers are likely to migrate to a branchless provider as they become more comfortable with online banking in general and more aware of the value that a branchless provider offers. Younger, more technology-advanced consumers are likely to be even more receptive to this proposition. It may motivate these consumers to choose a branchless provider from the start of their financial lives and bypass the branch system altogether.

Products & Services

        NetBank's goal is to be a trusted, comprehensive financial services partner to its customers. The bank maintains a full line of financial products and services, from deposit accounts and loans to investment and insurance services. Today, through its automated and remote delivery channels, the bank provides a product and service offering that compares favorably in scope to the offering of a traditional branch bank.

        FDIC-insured products include:

    Individual and small business checking accounts
    Individual and small business money market accounts
    Individual and small business certificates of deposit

        Additional products include:

    IRAs
    Mortgages
    Home equity loans and lines of credit
    Auto loans
    Boat and recreational vehicle loans
    Credit cards
    Overdraft protection
    Brokerage
    Financial planning
    Insurance
    Small business payroll services
    Small business equipment leasing
    Foreign currency exchange

        Ancillary services include:

    Online bill payment and presentment
    Online check imaging
    Online statements
    Online account funding
    ATM cards
    ATM deposit-gathering
    VISA® Check Card
    Wireless account access
    Account aggregation
    Consumer credit report monitoring

        Many of the offerings listed above are provided by the bank on a solitary basis. For non-core services, the bank partners with specialty providers to make them available to its customers. For example, the bank relies on CheckFree Corporation for online bill payment and presentment; Teknowledge Corporation for account aggregation; and Experian for consumer credit report monitoring.

        These partnerships allow the bank to extend its product and service offerings without the assumption of significant expense and operational risk, which might put its underlying value proposition at jeopardy. The partnerships also provide the bank with additional revenue opportunities. To mitigate some of the inherent reputation risk, NetBank maintains service level agreements and monitors the solvency of its partners on a periodic basis as part of its vendor management process.

Marketing Efforts

        NetBank continues to attract the majority of its new, first-time customers through direct marketing and public relations efforts. During 2003, the Bank spent $4.5 million on marketing programs. These programs helped to drive 114,612 applications through its automated online application process, representing a very efficient cost per application of $39.18. The bank ended 2003 with 165,762 customers and $2.5 billion in deposits, representing a year-over-year increase of 13,202 and $0.5 billion, respectively.

        Through detailed financial analysis and ongoing customer satisfaction surveys, NetBank has made strides in segmenting its customer base. This research has given the bank a clearer understanding of the profitability of its customer relationships. The Bank has used findings to tighten its pricing strategy and improve the effectiveness of marketing campaigns. For example, new account bonuses are paid only when certain conditions and requirements that tie back to customer profitability are met. The more stringent criteria ensure the bank is providing incentives only to the most desirable customers whose transaction behavior is likely to be compatible with the bank's value proposition. The bank also leverages this research to design custom marketing campaigns that target and resonate more deeply with specific segments.

        A short-term tradeoff to the segmentation process has been more regulated customer growth on a net basis. The Bank has put more emphasis on quality over quantity in attracting and retaining customer relationships. Although some growth may have been sacrificed, transactional account balances increased by 55% in 2003 on a year-over-year basis and its new customer acquisition cost decreased by 6.35%. These statistics point to increased marketing efficiency.

        From a tactical standpoint, the Bank's marketing efforts are concentrated primarily on online advertising. The Bank advertises on top Web sites devoted to financial activity or other topics specifically relevant to the bank's desired market segments. Campaigns normally include banner ads or sponsorship of a special section on the site.

        The Bank monitors the performance of each campaign and quickly adjusts or pulls promotions as the results warrant. This type of disciplined campaign measurement has helped the Bank to succeed with online marketing while other businesses have failed or been dissatisfied with their results. However, an increase in the number of institutions advertising online has begun to pose new challenges. This increased competition makes it more difficult for the Bank to negotiate pricing discounts and to stand out to the consumer in an already crowded marketplace.

        As an alternative to direct online advertising, the Bank maintains a number of affinity marketing partnerships. These alliances with other businesses or associations are typically structured as pay-for-performance. The Bank is required to pay only for new customer relationships that it receives through the program—unlike a traditional fee-based advertising buy that provides no performance guarantees. The attraction for the bank's affinity partner is twofold. The partner gets a value-added service to offer its customers as well as a new revenue source.

        The Bank purposely chooses partners that serve consumers with similar demographics to the bank's existing customers. The partner usually promotes the Bank's products and services on its own Web site and through printed marketing collateral, such as statement stuffers and customer newsletters. The Bank's current affinity marketing partners include Delta Airlines, Intercontinental Hotels, United Airlines and others.

        Several other marketing opportunities exist for the Bank going forward. The Bank intends to ramp up its cross-selling activity through NetBank, Inc. affiliated businesses, such as Market Street Mortgage Corporation; Meritage Mortgage Corporation; NetInsurance, Inc.; RBMG, Inc.; and Republic Leasing. The Bank's services will be packaged with synergistic products—such as mortgages, auto loans or insurance policies—and sold through an affiliate during the loan origination process. The Bank may also pursue offline marketing campaigns on a limited basis to target small business consumers, college students or other select segments.

Security & Technology

        The Bank relies on state-of-the art technology and prevailing industry standards to ensure a safe, secure business environment. Data is encrypted and exchanged only over secure connections. The Bank's operating system does not connect directly to the Internet. It is isolated and protected by "firewalls" that comply with National Computer Security Association standards.

        The Bank uses a hybrid approach in acquiring technology to run its operation. Although it may develop proprietary applications for certain services, the Bank typically partners with specialty technology providers and works to customize the partner's existing solution to meet the Bank's need. This outsourced approach is less capital intensive and allows the Bank to take advantage of the partner's larger infrastructure and operating scale. In addition, the Bank is able to switch to another provider in the future if a competing, more compelling technology emerges.

        The Bank's top technology partners include, but are not limited to: BISYS; Corillian; CheckFree; FiServ, Inc.; and NCR. The Bank mitigates its exposure to security risks by continually testing its systems. These tests include annual disaster recovery exercises by the Bank and its key vendors. Additionally, the Bank maintains service level agreements with its partners and monitors their solvency on a periodic basis.

Lending & Investment Activity

        The Bank's primary investment strategy for its deposits is to fund the origination of assets that can be sold into the capital markets. The Bank lends money on an intra-company basis to its lending units, which include Dealer Financial Services (DFS), Market Street Mortgage, RBMG, Republic Leasing Company and potentially others in the future. These units originate auto loans and conforming mortgages. Their production is typically sold into forward commitments within the secondary market. The Bank's auto lending unit, DFS, began operation in April 2003. The majority of DFS's 2004 production will be retained and held for investment. Once an appropriate percentage of auto loans have been retained, approximately 15% of total interest earning assets, DFS will begin selling excess production into the secondary markets.

        NetBank believes this investment strategy has numerous advantages. It reduces The Bank's credit and interest rate risks. Because loans are typically sold into the capital markets within 30 to 90 days, the Bank's exposure is limited to this period. Once the loans are sold, the Bank's principal investment is put back to work in new originations.

        The Bank also maintains a loan and investment portfolio separate from the funding lines for its lending operations. This portfolio serves several purposes.

        The Bank chooses to retain loans made to its core customers. By retaining the loans or servicing rights, the Bank can continue to own the relationship and ensure a more consistent, higher-quality customer experience. If the Bank sold the asset to another provider, then it could not guarantee consistent service or prevent the other provider from cross-selling the customer its own products and services.

        The Bank is better able to justify its cost structure on a stand-alone basis by building and maintaining a sizeable amount of varied earning assets. The other assets that the Bank chooses to invest in typically produce higher yields than the intra-company funding lines. With adequate leverage over its expenses, the Bank is able to deliver on its value proposition of returning the cost-savings of its branchless delivery system to customers in the form of higher deposit rates, more reasonable fees and enhanced technology.

        The investment and loan portfolio is an outlet for excess liquidity that the Bank cannot actively deploy through its lending operations. The Bank's deposits are likely to grow more quickly over time than the lending operations' need for additional funding. Plus, consumer demand affects production within these businesses. In a rising interest rate environment, these operations tend to experience lower production levels and therefore have reduced funding needs. During these times, the Bank must shift liquidity into other investments to offset the corresponding drop in earnings from these businesses.

Mortgage Banking Segment

        NetBank originates and purchases principally agency-eligible mortgage loans through its subsidiaries Market Street and RBMG. Agency-eligible mortgage loans are loans that meet the size, documentation, borrower and credit standards to qualify to be pooled into mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The Company also originates non-conforming mortgages primarily through its subsidiary Meritage Mortgage. These loans are sold to private whole loan investors and private-label mortgage conduits.

        After the sale or securitization of primarily agency-eligible mortgage loan production, NetBank, in some cases, continues to service mortgages on behalf of the permanent investor. Servicing activities include collecting and remitting mortgage loan payments, accounting for principal and interest, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making inspections of the mortgaged premises as required, making advances to cover delinquent payments, supervising foreclosures and property dispositions in the event of unremedied default, and generally administering agency-eligible mortgage loans.

        NetBank also sells its entire range of mortgage competencies on a private-label basis to financial institutions that lack the knowledge or infrastructure to originate mortgages themselves. NetBank has branded this product offering as "Resource Mortgage Solutions" (RMS). Beginning early in 2002, RMS partnered with the Independent Community Bankers of America (ICBA) to offer mortgage services to its 5,000 community bank members. Through December 31, 2003, RMS had contracts in place to offer services to 501 of ICBA's members. RMS originations were $719 million and $223 million for the respective years ended December 31, 2003 and 2002.

Mortgage Loan Production Channels

        Correspondent Production.    NetBank, through RBMG, acquires recently originated mortgages from a nationwide network of correspondent lenders. Correspondents are primarily mortgage lenders, mortgage brokers, savings and loan associations and small commercial banks. At December 31, 2003, the Company had approximately 785 correspondents originating mortgage loans in 48 states and the District of Columbia. Agency-eligible residential loan production for RBMG by correspondents is widely dispersed, with the top 20 correspondents supplying the Company with 33% of its dollar volume of correspondent loans.

        During 2003, RBMG emphasized correspondent loan production. By emphasizing correspondent lending, RBMG can match its costs more directly with the volume of agency-eligible loans purchased, so that a substantial portion of RBMG's cost is variable rather than fixed. By emphasizing the correspondent origination approach, RBMG has greater flexibility to adjust to varying market conditions. As conditions change, RBMG can expand into new geographic markets without incurring significant additional costs by utilizing existing and new correspondents that operate in each new market. The use of correspondents also enables RBMG to exit markets easily if circumstances dictate. Correspondent loan production enables NetBank to optimize available volumes and margins in lower rate environments, such as existed in 2003 and 2002, without incurring significant fixed expenses.

        RBMG attracts and maintains relationships with correspondents by offering a variety of services that provide incentives for the correspondents to sell agency-eligible mortgage loans to RBMG. RBMG's strategy with respect to its correspondents is to provide a high level of service rather than the lowest price. Services provided include timely underwriting and approval or rejection of a loan, timely purchase of loans, seminars on how to process and prepare a loan application and updates on current underwriting practices. In addition, RBMG provides correspondents with a variety of products and delivery capabilities and multiple means of funding loans. eRBMG, RBMG's business-to-business Internet offering, makes it easier for correspondents to interact with the Company by automating the flow of information between the correspondent and RBMG. eRBMG allows correspondent lenders to upload/key files, register and lock a loan, submit a loan to Fannie Mae Desktop Underwriting, print out a fax cover with a bar code to be faxed and routed electronically, submit an electronic file to one of RBMG's regional operating centers for validation and request closing funds on-line. As the mortgage lending market increases in sophistication and loan-price differentials narrow among mortgage bankers, RBMG believes that the level of service and commitment it provides to its correspondents will be paramount to its success.

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

        All loan applications are subject to RBMG's underwriting criteria and the guidelines set forth by the Federal Housing Authority (FHA), the VA, Ginnie Mae, Fannie Mae, Freddie Mac or private investors, as applicable. RBMG or the correspondent, in the case of a correspondent with delegated underwriting authority, verifies, as appropriate for the loan type, each applicant's income and bank deposits, as well as the accuracy of the other information submitted by the applicant, and obtains and reviews a credit report from a credit reporting agency, a preliminary title report and a real estate appraisal. Generally, delegated underwriting authority is granted by RBMG to its larger correspondents that meet certain financial strength, delinquency ratio, underwriting and quality control standards.

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

        RBMG processes wholesale loans through regional operations centers. At December 31, 2003, RBMG had five regional operations centers serving approximately 7,000 brokers. These offices are located in San Jose, California; Boston, Massachusetts; Minneapolis, Minnesota; St. Louis, Missouri; and Jacksonville, Florida. Although maintaining regional operations centers involves the incurrence of fixed expenses associated with maintaining those offices, wholesale operations also generally provide for higher profit margins than correspondent loan production. Additionally, each regional operations center can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants. RBMG also offers the use of eRBMG to its brokers. eRBMG has the same features and benefits for brokers as enumerated above for the correspondent lending program.

        Retail Production.    NetBank offers mortgage products directly to consumers through 41 retail branches located in 12 states. Market Street maintains relationships directly with realtors and builders to focus on purchase mortgage transactions (as opposed to refinance) business. NetBank also offers construction-to-perm loans enabling consumers to finance the construction and permanent financing of their new home in one seamless transaction. Although costs to produce through its retail channel are more expensive than correspondent and broker channels, the retail channel offers higher margins than those channels. Likewise, the retail channel offers a direct relationship with the customer, which allows for more potential cross-selling of other products and services to the customer. Market Street's production is less impacted by cyclical trends that affect the volumes and margins in the correspondent and wholesale channels because a larger portion of Market Street's volume comes from home purchase transactions.

        In its retail offices, Market Street's representatives take mortgage applications, process and underwrite the loans, and fund the approved loans. At its home office in Clearwater, Florida, Market Street performs quality control tests, secondary marketing and loan shipping.

        RMS Production.    NetBank also sells its entire range of mortgage banking competencies on a private label basis to financial institutions that lack the knowledge and infrastructure to originate mortgages themselves. NetBank has branded this product offering as "Resource Mortgage Solutions" (RMS). RMS processes loans originated on behalf of these other financial institutions through its wholesale processing center in Jacksonville, Florida. Depending on the level of service provided to the business partner, the margins on RMS production can range from those found in the retail channel to those found in the correspondent and wholesale channels. Beginning early in 2002, RMS partnered with the Independent Community Bankers of America (ICBA) to offer mortgage services to its 5,000 community bank members. As of December 31, 2003, RMS had contracts in place to offer services to 501 of ICBA's members. During 2003, RMS originated $719 million of mortgage loans, representing a $496 million increase from 2002.

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

        The following summarizes NetBank's production volumes by channel:

	Year Ended December 31,
	2003	2002	2001
	($s in 000s)
Retail	$3,059,215	$2,449,319	$1,266,170
Correspondent	8,239,984	5,066,168	—
Wholesale/broker	4,686,050	2,586,441	—
RMS	718,579	222,945	—

Total agency-eligible	16,703,828	10,324,873	1,266,170
Non-conforming	2,217,928	1,406,566	—

Total	$18,921,756	$11,731,439	$1,266,170

        NetBank purchases and originates a variety of mortgage loan products that are designed, in conjunction with the requirements of prospective purchasers of such loans, to respond to consumer needs and competitive factors. In addition to 15-year and 30-year conventional mortgage loans and 15-year and 30-year FHA loans and VA loans, NetBank purchases and originates products designed to provide lower interest rates to borrowers or lower principal and interest payments by borrowers, including balloon mortgage loans that have relatively short terms (e.g., five or seven years) and longer amortization schedules (e.g., 25 or 30 years) and adjustable rate mortgage loans. The Company also purchases and originates mortgage loans featuring a variety of combinations of interest rates and discount points so that borrowers may elect to pay higher points at closing and less interest over the life of the loan, or pay a higher interest rate and reduce or eliminate points payable at closing. The portion of total loans held for sale at any time that consists of a particular product type depends upon the interest rate environment at the time such loans are originated.

        The following is a summary of NetBank's loan production for 2003 and 2002 by major product type.

	Year Ended December 31,
	2003	2002	2001
	($s in 000s)
Conventional Loans:
Volume	$11,822,919	$7,429,171	$871,771
Percentage of total volume	63%	63%	69%
FHA / VA Loans:
Volume	$2,901,475	$2,312,513	$380,654
Percentage of total volume	15%	20%	30%
Other Loans:
Volume	$1,979,434	$583,189	$13,745
Percentage of total volume	10%	5%	1%
Non-conforming Loans
Volume	$2,217,928	$1,406,566	$—
Percentage of total volume	12%	12%	0%
Total Loans:
Volume	$18,921,756	$11,731,439	$1,266,170
Percentage of total volume	100%	100%	100%

        The following table shows the geographic distribution of NetBank's residential production volume for the top ten states for the year ended December 31, 2003:

	Year Ended December 31, 2003
State	Amount	Percent of Total
	($s in 000s)
California	$1,813,301	9.6%
Florida	1,791,044	9.5%
Georgia	1,594,829	8.4%
Massachusetts	1,449,098	7.7%
Illinois	1,241,257	6.6%
Minnesota	1,171,091	6.2%
Maryland	1,140,829	6.0%
Colorado	926,690	4.9%
Missouri	919,133	4.9%
Texas	638,723	3.4%
All other	6,235,761	32.8%

Total	$18,921,756	100.0%

Sale of Residential Loans

        NetBank customarily sells fixed rate agency-eligible mortgage loans that it originates or purchases, retaining the mortgage servicing rights, which may be sold separately or retained by NetBank. Under ongoing programs established with Fannie Mae and Freddie Mac, NetBank aggregates its conforming conventional loans into pools that are assigned to Fannie Mae or Freddie Mac in exchange for mortgage-backed securities. NetBank's FHA mortgage loans and VA mortgage loans are generally pooled and sold in the form of Ginnie Mae mortgage-backed securities. NetBank pays certain fees to Freddie Mac, Fannie Mae or Ginnie Mae, as applicable, in connection with these programs. NetBank then sells Freddie Mac, Fannie Mae and Ginnie Mae securities to securities dealers. Substantially all of the Company's agency-eligible mortgage loans qualify under the various Fannie Mae, Freddie Mac and Ginnie Mae program guidelines, which include specific property and credit standards, including a loan size limit. Depending on market conditions for conforming loans and the related servicing rights, NetBank from time to time will sell a portion of its conventional loan production in whole loan sales to other conventional loan seller/servicers to optimize its overall execution into the secondary markets. Depending on its appetite for earning assets, NetBank, FSB retains certain adjustable rate and jumbo mortgages for long-term investment. During 2003, NetBank retained for portfolio mortgages with principal balances aggregating $1.2 billion.

        Non-conforming residential mortgage loans are sold to private investors through whole loan sales for cash, retaining no residual interests.

        In the case of conventional loans, subject to the obligations of any primary mortgage insurer, NetBank is generally at risk for any mortgage loan default until the loan is sold (typically less than 45 days). Once NetBank sells the loan, the risk of loss from mortgage loan default and foreclosure generally passes to the purchaser or insurer of the loan. In the case of FHA and VA loans, NetBank has, from the time such a loan is originated or purchased until the first borrower payment is due, a minimum of 31 days to request insurance or a guarantee certificate. Once the insurance or the guarantee certificate is issued, NetBank has no risk of default, except with respect to certain losses related to foreclosures of FHA mortgage loans and losses that exceed the VA's guarantee limitations. In connection with NetBank's loan exchanges and sales, NetBank makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards and as to accuracy of information. NetBank may become liable for certain damages or may be required to repurchase such loans and bear any potential related loss on the disposition of those loans. Typically, with respect to loans that NetBank repurchases, NetBank corrects the flaws that had resulted in the repurchase, and the loans are resold in the market or are repurchased by the original correspondent pursuant to the prior agreement.

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

        The following table shows the delinquency percentages (excluding bankruptcies and foreclosures) of NetBank's residential mortgage servicing rights portfolio (excluding loans serviced under subservicing agreements) at December 31, 2003.

	December 31,
Days Delinquent
	2003	2002
30 days	2.99%	3.87%
60 days	0.71%	0.94%
90 + days	0.45%	0.93%

Total delinquencies	4.15%	5.74%

        At December 31, 2003, NetBank's total owned mortgage servicing rights portfolio had an underlying unpaid principal balance of $12.5 billion. The portfolio had a weighted average note rate of 6.09%. The following table provides year of origination information regarding NetBank's agency-eligible mortgage servicing rights available for sale portfolio at December 31, 2003:

Year of Origination	Number of Loans	Percentage of Total Loans	Aggregate Unpaid Principal	Percentage of Unpaid Principal
	($s in 000s)
1993 or earlier	4,952	5.3%	$223,955	1.8%
1996	590	0.6%	47,736	0.4%
1997	1,823	1.9%	148,601	1.2%
1998	3,719	4.0%	331,188	2.7%
1999	2,120	2.3%	165,463	1.3%
2000	382	0.4%	30,233	0.2%
2001	1,799	1.9%	185,457	1.5%
2002	21,211	22.7%	2,758,362	22.4%
2003	57,041	60.9%	8,402,330	68.5%

Total	93,637	100.0%	$12,293,325	100.0%

        The following table sets forth NetBank's agency-eligible mortgage servicing rights available for sale portfolio by loan type at December 31, 2003:

Loan Type	Number of Loans	Aggregate Unpaid Principal	Weighted Average Coupon	Weighted Average Service Fee
	($s in 000s)
Conventional fixed	87,504	$11,170,569	6.11%	0.329
Conventional arms	1,406	176,300	6.23%	0.259
FHA	2,020	222,880	6.02%	0.506
VA	398	45,476	6.04%	0.475
Jumbo	2,114	668,459	5.75%	0.316
Seconds	175	8,635	7.52%	0.420
Other	20	1,006	8.07%	0.504

Total	93,637	$12,293,325	6.09%	0.331

        Because servicing rights are held as a longer-term investment, they are subject to interest rate (prepayment) risk. During periods of declining interest rates, prepayments of mortgage loans increase as homeowners seek to refinance at lower rates, resulting in a decrease in the value of NetBank's available for sale servicing rights portfolio. Mortgage loans with higher interest rates are more likely to result in prepayments. The following table sets forth certain information regarding the aggregate unpaid principal balance of mortgage loans underlying NetBank's portfolio of available for sale mortgage servicing rights. The table includes both fixed and adjustable rate loans at December 31, 2003:

Mortgage Interest Rate	Loans	Aggregate Unpaid Principal	Percentage of Total Unpaid Principal
	($s in 000s)
Less than 5.00%	3,841	$582,349	4.7%
5.00% to 5.49%	10,137	1,561,032	12.7%
5.50% to 6.00%	21,302	3,142,433	25.6%
6.00% to 6.49%	26,781	3,823,646	31.1%
6.50% to 6.99%	15,449	1,826,801	14.9%
7.00% to 7.49%	6,700	622,084	5.1%
7.50% to 7.99%	4,892	419,032	3.4%
Greater than 8%	4,535	315,948	2.5%

Total	93,637	$12,293,325	100.0%

        The following table sets forth the geographic distribution of the aggregate unpaid principal balance of mortgage loans underlying NetBank's portfolio of available for sale mortgage servicing rights at December 31, 2003:

State	Loans	Aggregate Unpaid Principal	Percentage of Total Unpaid Principal
	($s in 000s)
Georgia	9,141	$1,276,396	10.4%
Minnesota	9,857	1,231,710	10.0%
Massachusetts	5,653	1,003,885	8.2%
California	4,982	904,599	7.4%
Maryland	4,821	795,159	6.5%
Illinois	4,586	659,949	5.4%
Missouri	5,045	578,316	4.7%
Colorado	2,746	454,254	3.7%
Ohio	3,647	397,401	3.2%
New York	1,959	244,297	2.0%
All others	41,200	4,747,359	38.5%

Total	93,637	$12,293,325	100.0%

        To help NetBank manage risk related to prepayments of its servicing portfolio, the Company has purchased interest-rate floor contracts, which provide an interest rate differential on a fixed portion of the portfolio in the event interest rates fall below a certain level, interest rate swap transactions, and forward purchase contracts on FNMA mortgage backed securities (FNMA TBA). For a more detailed discussion of derivative instruments purchased by the Company to hedge interest rate risk on its servicing portfolio see Note 22 of NetBank's consolidated financial statements, found within this report.

        In those cases where the Company sells the servicing rights on a flow basis or in bulk sales, NetBank may temporarily subservice the loans until the servicing files are transferred to the acquiror of the servicing rights. Likewise, NetBank subservices loans on behalf of other third parties pursuant to subservicing agreements. Those agreements provide for compensation to NetBank usually on a monthly per loan basis. At December 31, 2003, NetBank was subservicing 9,285 loans under such subservicing arrangements with an aggregate unpaid principal balance of $1.1 billion.

Procedures for Determining the Adequacy of the Allowance for Credit Losses

        The Company reviews large, heterogeneous loans for collectibility on a loan level basis. During 2003, the Company reviewed its portfolio of commercial real estate loans in this fashion. Specifically, the Company reviews collateral appraisals, current rent rolls, cash projections and financial statements for each property. Guarantor financial statements are reviewed where appropriate. The Company then classifies each loan as "Pass," "Special Mention," "Substandard," "Doubtful" or "Loss", as appropriate, and applies percentages or ranges of allowances to each classification.

        The Company considers each of its portfolios of 1st mortgages, 2nd mortgages, HELOCs, consumer loans, and auto loans as being respective portfolios of homogeneous assets. The Company evaluates the adequacy of its allowance for each of these portfolios based on the risk characteristics of each portfolio taken as a whole. Additionally, the Company reviews the delinquency status of each of the loans within the portfolio and classifies it as "Pass," "Special Mention," "Substandard," "Doubtful" or "Loss" based on delinquency status. Allowance percentages are applied to each risk category. The Company provides allowances of 15%, 50% and 100% for loans classified "Substandard," "Doubtful" and "Loss", respectively. For "Pass" and "Special Mention" credits, the Company reviews loss estimates made by rating agencies for securitizations of loans of similar type and determines a range of life of loan losses for each group of loans. The Company selects its point estimate in that range based upon the seasoning of the groups of loans in its portfolio including the age of the respective portfolios, incidence of default, and loss severity to date. The Company is maintaining a data base of vintage loss history on loans in its portfolio that it originated. When the Company's vintage analysis has adequate statistical data on the loss behaviors of loans that it produced and retained, it will supplement the data used from rating agencies with its own experience and use the combined data to estimate expected losses.

        For lease receivables, the Company uses its historic "vintage analysis" to estimate probable losses for leases originated by its subsidiary, Republic Leasing. In the past, the Company acquired certain leases from an outside third party that were guaranteed by three sureties. The Company is currently in litigation with the sureties on those leases. See Note 19 to the consolidated financial statements contained within this report for information related to the allowance for losses on those leases.

Competition

Retail Banking

        Banking has become an increasingly commoditized business. Most consumers perceive no difference between the offerings of large national or regional banks. Credit unions, community banks and Internet banks, such as NetBank, are arguably the only institutions that have had success in distinguishing their offerings.

        NetBank completed market research in 2003 that showed more than 40% of consumers were less than satisfied by their current banking relationship. Approximately 25% of survey respondents said that they were with their current financial services provider simply because of inertia. When asked what would motivate them to consider moving to another provider, approximately 38% of all respondents cited better deposit rates as a potential factor while another 25% said convenience. (Respondents were allowed to choose up to three factors.)

        NetBank has chosen to position itself in the marketplace as a niche provider. Its value proposition is catered to time-starved, technology-oriented individuals who prefer the convenience and control of conducting financial transactions through remote channels instead of a traditional branch bank. NetBank offers a product line comparable in scope to traditional banks, but it uses the significant operational cost savings of its branchless business model to provide customers with more competitive deposit rates, 24/7 customer support and free online services, which traditional banks may charge for.

        A major challenge to NetBank's success has been increased competition from traditional banks that now offer an online banking service. The combination of a branch and online presence has broad appeal. Many consumers believe that access to a branch network may prove more convenient for ATM withdrawals or problem resolution. To convert these consumers, NetBank must persuade them that the convenience and overall value of its offering outweighs those benefits.

Mortgage Banking

        The mortgage banking industry is highly competitive. The Company competes with financial institutions, mainly mortgage banking companies, commercial banks and savings and loan associations and, to a lesser extent, credit unions and insurance companies. The Company competes principally by purchasing or originating a variety of mortgage loans, emphasizing the quality of its service and pricing the loans at competitive rates. Many of the Company's competitors may have greater financial resources, better operating efficiencies and longer operating histories than the Company. Many of the nation's largest mortgage banking companies and commercial banks have a significant number of branch offices in areas in which the Company's correspondents and wholesale regional operations centers operate. Increased competition for mortgage loans from larger lenders may result in a decrease in the volume of loans purchased or originated by the Company, thereby likely reducing the Company's revenues. At the same time, Fannie Mae and Freddie Mac are developing technologies and business practices that could reduce their reliance on large mortgage banking companies for loan production and enable them to access directly smaller producers for volume. Due to the current highly competitive market-pricing environment, the Company may be unable to achieve its planned level of originations or consummate acquisitions of servicing rights at a satisfactory cost. The Company does not have a significant market share of mortgage banking activities in the areas in which it conducts operations.

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

Supervision and Regulation

        Savings and loan holding companies and federal savings banks are extensively regulated under federal law, as are operating subsidiaries of federal savings banks. In addition, state-licensed mortgage lenders are heavily regulated under federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or may affect the Company and its major subsidiaries with regard to Savings and Loan Holding Company Regulation, Bank Regulation and Mortgage Banking

Regulation. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the businesses of the Company and its subsidiaries. Supervision, regulation and examination of the Company and its subsidiaries by the regulatory agencies are intended primarily for the protection of depositors and borrowers rather than shareholders of the Company. The terms savings association, federal savings bank and thrift are used interchangeably in this section.

Savings and Loan Holding Company Regulation

        The Company is a registered holding company under both the Savings and Loan Holding Company Act (the "SLHCA") set forth in Section 10 of the Home Owners Loan Act ("HOLA") and the Financial Institutions Code of Georgia ("FICG"). The Company is regulated under such acts by the Office of Thrift Supervision (the "OTS") and by the Georgia Department of Banking and Finance (the "Georgia Department"), respectively. As a savings and loan holding company, the Company is required to file with the OTS an annual report and such additional information as the OTS may require pursuant to the SLHCA. The OTS also conducts annual safety and soundness and information technology examinations of the Company.

        Savings and loan holding companies and their subsidiaries are prohibited from engaging in any activity or rendering any services for or on behalf of their savings institution subsidiaries for the purpose or with the effect of evading any law or regulation applicable to the institution. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that are designed to protect the holding company's savings institution subsidiaries. However, if the holding company owns only one insured institution (a unitary holding company) and was in existence prior to May 4, 1999, the SLHCA and the FICG impose no such restrictions on the activities of its non-bank subsidiaries, provided that the lone savings institution satisfies the qualified thrift lender test (discussed below). Moreover, a unitary holding company that satisfies these requirements is not restricted to any statutory prescribed list of permissible activities. However, the Financial Services Modernization Act of 1999 provides that, while existing unitary holding companies retain these unrestricted powers, if the unitary is then acquired by another party, its powers are restricted to those permitted for financial holding companies under the Act. The Company is currently a unitary holding company that satisfies these requirements.

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

        An acquisition by merger, consolidation or purchase of assets of such an institution or holding company or of substantially all of the assets of such an institution or holding company is also prohibited without prior OTS or Georgia Department approval. When considering an application for such an acquisition, the OTS and the Georgia Department take into consideration the financial and managerial resources and future prospects of the prospective acquiring company and the institution involved. This includes consideration of the competence, experience and integrity of the officers, directors and principal shareholders of the acquiring company and savings institution. In addition, the OTS and the Georgia Department consider the effect of the acquisition on the institution, the insurance risk to the Savings Association Insurance Fund ("SAIF"), the convenience and needs of the community to be served and any possible anti-competitive effect.

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

        In connection with the March 31, 2002 acquisition of Resource by the Company, the regional director of the OTS and the Company entered into a side letter agreement providing that the Company, on a consolidated basis, maintain minimum capital held against forward sold conforming mortgages to be the greater of 5% or $50,000 and in no event allow the total capital to total assets to fall below 8%. Additionally, NetBank, FSB is required to maintain 6% core capital and 12% total risk-based capital ratios. Due to a number of factors, NetBank, FSB did not meet the 12% total risk-based capital level. The Company has notified the OTS of this deficiency, and management does not expect any adverse action by the OTS as a result of its non-compliance. Reference is made to note 21 in the notes to financial statements found in Part II. Item 8. of this report for additional details regarding NetBank's capital.

        Additionally, the Georgia Department requires that savings and loan holding companies, such as the Company, must maintain a 5% Tier 1 leverage ratio on a consolidated basis.

Bank Regulation

        General.    The Bank is a federal savings bank organized under the laws of the United States. The Bank and its operating subsidiaries are subject to annual examination by the OTS for safety and soundness, for compliance with consumer protection laws and regulations and for information technology. The OTS regulates all areas of the Bank's banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations. OTS regulations generally provide that federal savings banks and their operating subsidiaries must be examined no less frequently than every 12 months, with certain exceptions. In any event, however, federal savings banks must be examined no less frequently than every 18 months. The Bank is subject to assessments by the OTS to cover the costs of such examinations.

        The Bank is also insured and regulated by the FDIC. The major functions of the FDIC with respect to insured federal savings banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors and preventing the continuance or development of unsound and unsafe banking practices.

        Subsidiary institutions of a savings and loan holding company, such as the Bank, are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the holding company or any of its subsidiaries, on investment in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services. See the section below entitled "Transactions with Affiliates Restriction" below for greater detail.

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

        FDIC Insurance Assessments.    The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC then determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from $0.0 to $0.27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

        In addition, effective January 1, 1997, the FDIC imposed assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The assessment is adjusted quarterly and is set at 1.54 cents per $100 of deposits (the same assessment rate that is imposed on commercial banks) for the first quarter of 2004.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        Community Reinvestment Act.    The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. The CRA requires that board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank's CRA performance will be assessed pursuant to the following criteria: (1) the Bank's loan to deposit ratio, adjusted for seasonal variation and, as appropriate, other related lending activities such as loan originations for sale to the secondary markets, community development loans and qualified investments; (2) the percentage of loans and, as appropriate, other lending related activities located in the Bank's assessment area; (3) the Bank's record of lending to and, as appropriate, engaging in other lending related activities for borrowers of different income levels and businesses and farms of different sizes; (4) the geographic distribution of the Bank's loans; and (5) the Bank's record of taking action if warranted in response to written complaints about its performance in helping to meet credit needs in its assessment area. Additionally, the terms of any CRA-related agreements must be publicly disclosed.

        Capital Distributions.    An OTS rule requires prior notice reporting all capital distributions by savings associations that are subsidiaries of a holding company (including dividends, stock repurchases and cash-out mergers). An institution that both before and after a proposed capital distribution has net capital equal to or in excess of its capital requirements may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators, without an application to the OTS make capital distributions in any calendar year up to 100% of its net income to date during the calendar year to date plus the retained net income for the two preceding calendar years.

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

        Equity Investments.    The OTS has revised its risk-based capital regulation to modify the treatment of certain equity investments and to clarify the treatment of other equity investments. Equity investments that are permissible for both savings banks and national banks will no longer be deducted from savings associations' calculations of total capital over a five-year period. Instead, permissible equity investments will be placed in the 100% risk-weight category, mirroring the capital treatment prescribed for those investments when made by national banks under the regulations of the Office of the Comptroller of the Currency. Equity investments held by savings associations that are not permissible for national banks must still be deducted from assets and total capital.

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

        Privacy.    Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

        Consumer Credit Reporting.    On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). Most of the amendments to the FCRA (the FCRA Amendments) will become effective in late 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

        The FCRA Amendments include, among other things:

    new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

    new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

    for entities that furnish information to consumer reporting agencies, new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

    a new requirement for mortgage lenders to disclose credit scores to consumers.

        The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. While the FCRA Amendments will limit NetBank's ability to share information with its affiliates for marketing purposes, the actual impact of these limitations will depend on the extent to which our customers elect to prohibit the use of their personal information for marketing purposes. We have no basis at this time to predict the volume of consumer "opt-outs."

        Prior to the effective date of the FCRA Amendments, NetBank and its subsidiaries will implement policies and procedures to comply with the new rules.

        Anti-Money Laundering and Anti-Terrorism Legislation.    The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring NetBank's banking, mortgage banking, and insurance subsidiaries to establish a customer identification program under Section 326 of the USA PATRIOT Act. NetBank and these subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

        The Bank Secrecy Act, designed to fight drug trafficking, money laundering, and other federal crimes requires financial institutions to keep extensive records, file currency transaction reports if transactions involve more than $10,000 in currency unless otherwise exempt, and to report suspicious activity, creating a "paper trail" to track certain financial transactions.

        Executive Order 13224 was signed by the President on September 23, 2001, blocking property and prohibiting transactions with persons who commit, threaten to commit, or support terrorism. All U.S. persons are prohibited from making or receiving any contribution of funds, goods, or services to or for the benefit of a blocked person.

        In addition, The Office of Foreign Assets Control (OFAC) dictates how financial institutions should block or otherwise freeze and report transactions involving target countries or nationals subject to economic sanctions or persons associated with international narcotics trafficking or terrorism.

        Flood Disaster Protection Act prohibits a lender from making, renewing, or extending loans secured by property or inventory located in a FEMA designated special flood hazard area unless the loan is covered its entire term by flood insurance.

        Consumer Protection Laws and Regulations.    Interest and other charges collected or contracted for by the Bank and its operating subsidiaries are subject to various laws concerning interest rates and disclosures. In addition, their loan operations are also subject to various laws applicable to credit transactions, such as:

        The federal Truth-In-Lending Act and Regulation Z, requiring disclosure of the costs of credit, providing for the right to rescind certain transactions, and error resolution procedures for open-end transactions. Regulation Z also implements HOEPA requiring expanded disclosures and prohibiting certain practices with regard to high cost home loans to consumer borrowers;

        The Home Mortgage Disclosure Act and Regulation C, requiring financial institutions and other mortgage lenders to collect and report certain data in connection with home purchase and home improvement loans, including refinancings. This information can be used by the public and public officials to help determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, assist in the distribution of public sector investments, and assist in identifying possible discriminatory lending patterns and enforcing anti-discrimation statutes;

        The Equal Credit Opportunity Act and Regulation B, promoting the availability of credit to all credit worthy applicants and prohibiting discrimination against a borrower or potential borrowers on the basis of race, color, religion, national origin, sex, marital status, age, the receipt of public assistance income, or the exercise of a consumer protection right.

        The Fair Housing Act prohibiting discrimination in the sale or rental of housing, including financing and advertising, on the basis of race, color, religion, sex, handicap or familial status.

        The Real Estate Settlement Procedures Act and HUD's Regulation X, which requires the disclosure of certain basic information to mortgagors concerning settlement costs and prohibits the charging of unearned fees and certain "kickbacks" or other fees for referrals in connection with a residential mortgage settlement service.

        The Soldiers' and Sailors Civil Relief Act of 1940, recently revised by the Servicemembers Civil Relief Act governing the repayment terms of, and property rights underlying, secured obligations while persons are in active military service.

        The Fair Credit Reporting Act, governing consumer reports by consumer reporting agencies; the reporting of information to consumer reporting agencies; making prescreened offers of credit; the sharing of consumer report information among affiliated and unaffiliated third parties, and requirements for users of consumer report information.

        The Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected and prohibiting certain practices considered abusive; and

        As applicable, the rules and regulations of the various state and federal supervisory and enforcement agencies charged with the responsibility of implementing and enforcing compliance for such laws.

        The deposit operations of the Bank are subject to:

        The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Truth In Savings Act and Regulation DD, requires that depository institutions to provide certain account related advertising and account opening disclosures to consumers so that they can meaningfully compare products among depository institutions. Subsequent disclosures must also be provided prior to changing terms or prior to the maturity of certain time accounts.

        Interest on Deposits—Regulation Q prohibits paying interest on demand deposits such as checking accounts, or other deposits having a maturity of seven days or less.

        Expedited Funds Availability Act and Regulation CC requires depository institutions to make deposited funds available within certain timeframe, provide disclosures of their funds availability policies, and post notices at ATMs and other places where consumer deposits are taken.

Mortgage Banking Regulation

        The mortgage banking operations of the Company are subject to extensive regulation by federal and, in the case of Meritage Mortgage, state governmental authorities. The Company's mortgage operations are also subject to various laws, including those discussed above under "Consumer Protection Regulation," and judicial and administrative decisions that, among other things, regulate credit-granting activities, require disclosures to customers, govern secured transactions and establish collection, repossession and claims handling procedures and other trade practices. The Company's mortgage operations are also subject to the rules and regulations of the FHA, Freddie Mac, Fannie Mae, Ginnie Mae, HUD, the VA and, in the case of Meritage Mortgage, state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans.

        In addition, there are other federal and state statutes and regulations, as well as judicial decisions, affecting such activities. Those rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as the Company are required to submit annually to the FHA, Freddie Mac, Fannie Mae, Ginnie Mae and the VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's mortgage operations also are subject to examination by the FHA, Freddie Mac, Fannie Mae, Ginnie Mae and the VA at all times to assure compliance with applicable regulations, policies and procedures. Many of the aforementioned requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class-action lawsuits and administrative enforcement actions. Such regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise restricting the ability of the Company to conduct its business as such business is now conducted.

        There are various state and local laws and regulations affecting the Company's mortgage operations. The Company's mortgage businesses are in possession of licenses in all states in which they do business if such licenses are required and the requirement for such license is not preempted by federal law. Some of the Company's mortgage loans also may be subject to state usury statutes.

Effect of Governmental Monetary Polices

        The Company's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. Likewise, the monetary policies of the Federal Reserve can dramatically impact the level of overall mortgage industry volumes and the volumes of mortgages produced and servicing prepayments experienced by the Company's mortgage banking operations. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

        For purposes of Section 23A, an "affiliate" generally includes a bank's parent and all other affiliates, except subsidiaries of the bank. The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a savings bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank and its subsidiaries must also comply with certain provisions designed to avoid the taking of low-quality assets from affiliates.

        The Bank and its subsidiaries are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with affiliates, including the above types, unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Proposed Legislation and Regulatory Action

        New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute. Legislation that would eliminate the federal savings bank charter is under discussion from time to time. If such legislation is enacted, the Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Various legislative proposals in recent years would have resulted in the restructuring of federal regulatory oversight, including, for example, consolidation of the OTS into another agency, or creation of a new Federal banking agency to replace the various such agencies which presently exist. The Company is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to bad debt deductions previously taken. In addition, certain recent and proposed state and local legislation and regulations designed to protect consumers from predatory lending practices of unscrupulous lenders has had and may continue to have the unintended consequence of imposing unrealistic barriers on legitimate lenders' ability to make mortgage loans and of restricting a consumer's access to mortgage credit.

Seasonality

        The residential mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resale of homes, which typically peaks during the spring and summer seasons and declines to lower levels from mid-November through January. Refinancings tend to be less seasonal and more closely related to changes in interest rates.

Risks Relating to NetBank's Business

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

Interest Rate Risks

        NetBank's loans held for sale are generally funded by short-term borrowings and deposits. The Company's net warehouse interest income is the difference between the interest income it earns on loans held for sale (generally based on long-term interest rates) and the interest it pays on its borrowings (generally based on short-term interest rates). The factors that can affect this spread include interest rates charged by lenders and the relationship between long-term and short-term interest rates. This spread could decrease from its current level. A decrease in the spread would have a negative effect on the Company's net interest income.

        Certain states require that interest be paid to mortgagors on escrow funds deposited by them to cover mortgage-related payments such as property taxes and insurance premiums. Federal legislation has in the past been introduced that would, if enacted, revise current escrow regulations and establish a uniform interest payment requirement in all states. If such federal legislation were enacted or if additional states enact legislation relating to payment of, or increases in the rate of interest on escrow balances, or if such legislation were retroactively applied to loans in the Company's servicing portfolio, the Company's earnings would be adversely affected.

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

Delinquency and Default

        The Company's profitability may be negatively impacted by economic downturns because, during such periods, the frequency of loan defaults tends to increase, thereby increasing defaults and loan losses on loans held in portfolio for long-term investment and increasing the cost to service the loans in the Company's servicing portfolio. Also, the Company is generally at risk for delinquency or default of newly originated or purchased loans. In the case of conventional loans, the Company is generally at risk for any mortgage loan default from origination or purchase by the Company, as the case may be, until the loan is sold (typically less than 45 days). Once the Company sells the loan, the risk of loss from mortgage loan default and foreclosure generally passes to the purchaser or insurer of the loan. The Company has from the time an FHA or VA mortgage loan is originated or purchased until the first payment is due, a minimum of 31 days, to request insurance or a guarantee certificate from the FHA and the VA, respectively. Once the insurance or the guarantee certificate is issued, the Company has no risk of default or foreclosure except with respect to certain losses related to foreclosures of FHA mortgage loans and losses that exceed the VA's guarantee limitation.

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

Changes in the Market for Mortgage Loans and Mortgage Servicing Rights

Volume of Mortgage Loans Produced

        During periods of declining interest rates, the Company typically experiences an increase in loan originations because of increased home purchases and, particularly, increased refinancing activity. Increases in interest rates typically adversely affect refinancing activity, which has an adverse effect on the Company's origination revenues. For the year ended December 31, 2003, 48% of the Company's mortgage loan production was attributable to refinances, compared to 54% during 2002.

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

Value of Mortgage Servicing Rights

        The value of the Company's servicing portfolio may be adversely affected if mortgage interest rates decline and loan prepayments increase. In periods of declining interest rates, the economic advantages to borrowers of refinancing their mortgage loans become greater. Increases in the rate of mortgage loan prepayments reduce the period during which the Company receives servicing income from such loans. The Company capitalizes the cost of the acquisition of servicing rights from third parties and capitalizes a value for the servicing rights on loans that it originates. The value of servicing rights is based upon the net present value of estimated future cash flows. If the rate of prepayment of the related loans exceeds the rate assumed by the Company, due to a significant reduction in interest rates or otherwise, the value of the Company's servicing portfolio will decrease and accelerated amortization of servicing rights or recognition of an impairment provision may become necessary, thereby decreasing earnings. The Company attempts to mitigate these risks with respect to the value of its servicing rights by maintaining a portfolio of interest rate option and other derivative contracts whose value tends to increase in periods of declining interest rates, thus mitigating the decline in value typical during the same period with respect to servicing rights. However, there can be no assurance that the Company's efforts to mitigate these risks will prevent value loss or impairment provisions.

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

Liabilities Under Representations and Warranties

        In the ordinary course of business, the Company makes representations and warranties to the purchasers and insurers of its mortgage loans and the purchasers of mortgage servicing rights regarding compliance with laws, regulations and program standards and as to accuracy of information. Under certain circumstances, the Company may become liable for certain damages or may be required to repurchase a loan if there has been a breach of representations or warranties. The Company generally receives similar representations and warranties from the correspondents from whom it purchases loans. However, in the event of breaches of such representations and warranties, the Company is subject to the risk that a correspondent may not have the financial capacity to repurchase loans when called upon to do so by the Company or otherwise may not respond to demands made by the Company. The Company estimates its liability with respect to such representations and warranties based upon a vintage analysis of repurchases of loans by vintage year of production. Since the Company no longer services the vast majority of loans and servicing sold in prior years, the Company is unable to calculate the amount of loans still outstanding for which such representations and warranties relate. For example, increases or decreases in prepayments of loans and servicing previously sold can have a favorable or unfavorable impact on the amount of representation and warranty claims ultimately asserted. Therefore, there is no assurance that future claims for representations and warranties will be similar to the Company's experience as depicted in its vintage analysis.

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

Dependence Upon Independent Mortgage Brokers and Mortgage Bankers

        The Company depends largely upon independent mortgage bankers, including smaller mortgage companies and commercial banks, and, to a lesser extent, upon independent mortgage brokers, for its originations and purchases of mortgage loans. Substantially all of the independent mortgage brokers and mortgage bankers with whom the Company does business deal with multiple loan originators for each prospective borrower. Wholesale lenders, such as two of the three major mortgage subsidiaries of the Company, compete for business based upon pricing, service, loan fees and costs and other factors. The Company's competitors also seek to establish relationships with the same independent mortgage bankers and mortgage brokers with whom the Company seeks to do business, none of whom is obligated by contract or otherwise to continue to do business with the Company. Future operating and financial results of the Company will be susceptible to fluctuations in the volume and cost of its broker and mortgage banker-sourced loans resulting from, among other things, competition from other purchasers of such loans.

Possible Changes in Accounting Estimates

        In preparing the Company's financial statements, management is required to make estimates based on available information that can affect the reported amounts of assets, liabilities and disclosures as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the Company's allowance for foreclosure losses and repurchased loans, its reserve for representation and warranty claims for previous sales of loans and mortgage servicing rights, and its allowances for loan and lease losses. Additionally, estimates concerning the fair values of mortgage loans held for sale, servicing rights, servicing hedges and the Company's other hedging instruments are all relevant to ensuring that mortgage loans are carried at the lower of cost or market, and that potential impairments of servicing rights are recognized as and if required. Because of the inherent uncertainties associated with any estimation process and due to possible future changes in market and economic conditions that will affect fair values, it is possible that actual future results in realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies."

Federal Programs: Availability of Active Secondary Market

        The Company's ability to generate revenue through sales of mortgage-backed securities is largely dependent upon the continuation of programs administered by Fannie Mae, Freddie Mac and Ginnie Mae, which facilitate the issuance of such securities, as well as the Company's continued eligibility to participate in such programs. Although the Company is not aware of any proposed discontinuation of, or significant reduction in, the operation of such programs, any such changes could have a material adverse effect on the Company's operations. The Company anticipates that it will continue to remain eligible to participate in such programs, but any significant impairment of such eligibility would materially adversely affect its operations. In addition, the mortgage loan products eligible for such programs may be changed from time to time by the sponsor. The profitability of specific types of mortgage loan products may vary depending on a number of factors, including the administrative costs to the Company of originating or purchasing such types of mortgage loans.

Employees

        At December 31, 2003, NetBank had 2,307 regular employees, substantially all of whom were full-time employees, and 100 contract employees. None of NetBank's employees are represented by a union. NetBank considers its relations with employees to be good.

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

ITEM 2.    Description of Property

        The Bank leases 48,916 square feet of office space at 11475 Great Oaks Way, Suite 100, Alpharetta, Georgia 30022. This property houses the retail bank operations and serves as the corporate headquarters. It is subject to a lease that expires on June 30, 2006. RBMG leases 131,181 square feet of office space at 9710 Two Notch Road, Columbia, South Carolina 29223. This property houses the correspondent and wholesale mortgage operations. This lease expires on September 30, 2009. Meritage leases a property located at 6000 S.W. Meadows Road, Suite 500, Lake Oswego, Oregon 97035, which houses the majority of its nonconforming mortgage operations. This property is 44,900 square feet under a lease that expires September 30, 2006. Market Street leases a property located at 2650 McCormick Drive, Clearwater, Florida 33759, and is the headquarters of the retail mortgage operations. This property is 36,853 square feet and the lease expires on April 30, 2009.

ITEM 3.    Legal Proceedings

        Illinois Union Insurance Co. v. Commercial Money Center, Inc., et al., Case No. CV-01-0685-KJD-RJJ (District Court of Nevada) and related cases now pending in In re Commercial Money Center, Inc. Equipment Lease Litigation in the United States District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000, the pending bankruptcy proceedings of Commercial Money Center, Inc. and In re Commercial Money Center, Inc., Debtor (Kipperman v. NetBank, FSB), Bankruptcy No. 02-09721; In the United States Bankruptcy Court for the Southern District of California.

        As reported in previous filings, NetBank, FSB, filed a complaint in January 2002 against Commercial Money Center, Inc. ("CMC"), the originator, seller, and subservicer of equipment leases purchased by NetBank, FSB, and Illinois Union Insurance Company ("Illinois Union"), Safeco Insurance Company of America ("Safeco"), and Royal Indemnity Company ("Royal," with Illinois Union, Safeco and Royal, collectively, referred to as the "Sureties"), the insurance companies that issued surety bonds and insurance policies guaranteeing payment of the income stream from the leases and that also served as master servicers of the leases. The NetBank, FSB action alleges several claims, including claims for breach of contract, fraud, and bad faith, and seeks, among other things, payment under and enforcement of surety bonds and insurance policies issued by the insurance and surety companies. The Judicial Panel on Multi-District Litigation has consolidated the actions involving NetBank, FSB with more than 35 other cases pending around the country involving other banks and financial institutions that were seeking to enforce surety bonds and insurance policies relating to leases sold by CMC. All pre-trial activity is currently being held in the United States District Court for the Northern District of Ohio (the "MDL Court").

        As reported in previous filings, NetBank, FSB has joined with the other claimants in a motion for judgment on the pleadings, which motion is currently pending before the MDL Court. Meanwhile, discovery is proceeding in the action and fact discovery is scheduled to close on May 3, 2003. Amendments to the pleadings are due on April 2, 2003. The Company plans to amend and supplement its complaint to include additional claims against the Sureties based on discovery adduced and events that have occurred to date. The Company believes that based on the overall facts and circumstances, the defenses asserted by the Sureties will fail and that NetBank, FSB will ultimately prevail on its claims.

        Also, as reported in previous filings, on May 30, 2002, CMC filed for bankruptcy protection. The bankruptcy proceeding is not a part of the consolidation of cases in Ohio. On June 11, 2003, the California Bankruptcy Court approved an amended settlement agreement (the "Amended NetBank Agreement") among NetBank, FSB, Lakeland Bank and the Trustee. The Amended NetBank Agreement resolves all claims of the Trustee with respect to the lease payments that were guaranteed by surety bonds and insurance policies issued by Safeco and Illinois Union, as well as all claims related to the surety bonds and insurance policies. In addition to approving the Amended NetBank Agreement, the California Bankruptcy Court approved a settlement agreement between the Trustee and Royal (the "Amended Royal Agreement'). Under the Amended Royal Agreement, Royal has agreed, among other things, to fund litigation by the Trustee against NetBank, FSB to avoid its interests in the leases that were guaranteed by surety bonds issued by Royal, as well as NetBank, FSB's interests in the surety bonds themselves. On September 4, 2003, the Trustee filed a Complaint against NetBank, FSB as contemplated by the Amended Royal Agreement., seeking to avoid NetBank, FSB's interest in the leases and surety bonds relating to the Royal guaranteed lease pools. NetBank intends to file a motion for summary judgment against the Trustee no later than April 30, 2004.

        NetBank, FSB intends to vigorously pursue its claims against all the Sureties, including claims for any loss associated with the claims brought by the Trustee against NetBank, FSB. At this time, we are unable to express an opinion as to the likelihood of loss, or the amount or range of potential loss, with regard to this matter.

Clayton v. Commercial Money Center, Inc., Case No. BC 253169 (CA Sup, Ct., Los Angeles County)

        On June 27, 2001, several lessees of equipment leased from CMC filed suit in Los Angeles Superior Court against CMC and several John Doe defendants alleging that the leases violated California usury laws, the California Financial Code, and the California Unfair Business Practices Act. The plaintiffs are seeking to rescind or reform their obligations under the leases and are seeking to recover statutory damages and attorney's fees. The plaintiffs amended their complaint to name NetBank, FSB, several other investor banks, and several surety companies as co-defendants in the action. After CMC filed for bankruptcy, the action was removed to the bankruptcy court in the Central District of California, but the plaintiffs subsequently agreed to withdraw their claims against CMC and were successful in their motion to remand the case back to state court. NetBank, FSB, has joined with certain other defendants in demurrers and motions to strike the complaint, which are pending with the Superior Court. NetBank intends to vigorously defend the case and to pursue recovery against Safeco Insurance Company, Royal Indemnity Company, and Illinois Union Insurance Company for any damages and costs incurred in this case. At this time, we are unable to express an opinion as to the likelihood of loss, or the amount or range of potential loss, with regard to this matter.

interstate NetBank v. NetBank, Inc. and NetBank, Case No. 1:01-CV-1324(JBS) (District of New Jersey)

        On June 27, 2001, the Company was served with a complaint for a declaratory judgment filed by interState NetBank in the District of New Jersey challenging the "NETBANK®" service mark. The Company answered and counterclaimed for trademark infringement on July 13, 2001. Discovery was stayed pending a ruling on interState NetBank's November 19, 2001 motion for summary judgment, which claimed that "NETBANK" is generic for all banking services delivered over the Internet. On September 22, 2002, the District Court ruled that "NETBANK" is generic but did not cancel the Company's existing service mark registration. The Company filed a motion for reconsideration of the District Court's decision, which was denied by order of the court filed on June 23, 2003. The Court has now set a preliminary discovery schedule. The Company intends to vigorously defend against interState NetBank's challenge of the "NETBANK®" service mark and will continue to pursue its counterclaims for trademark infringement and unfair competition in the case. In addition, the Company may appeal the District Court's decision that "NETBANK" is generic. While there is a possibility of a final adverse outcome for the Company on one or more of its claims, at this stage of the matter, we cannot fairly determine the likelihood of a final, adverse outcome. However, in the event of a final, adverse outcome, it is unlikely that there would be a monetary loss aside from the loss in value of the intellectual property rights in the NETBANK®registration.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None

PART II.

ITEM 5.    Market for Registrant's Common Equity and Related Shareholder Matters

        NetBank's common stock is quoted on the Nasdaq Stock Market under the symbol "NTBK." The following table shows, for the periods indicated, the high and low closing prices per share of NetBank's common stock as reported by the Nasdaq Stock Market.

	High	Low	Dividends
2002
First quarter	$17.20	$10.70	—
Second quarter	$17.86	$10.14	—
Third quarter	$11.92	$8.37	—
Fourth quarter	$10.72	$8.44	—
2003
First quarter	$12.10	$9.03	$0.02
Second quarter	$13.91	$9.48	$0.02
Third quarter	$14.92	$11.56	$0.02
Fourth quarter	$14.38	$12.53	$0.02

        The Company's Board of Directors declared a cash dividend of $.02 per share of common stock to shareholders of record on February 15, 2004. The dividend will be paid on March 15, 2004. The Company had approximately 420 registered shareholders of record as of February 15, 2004. Funds for the dividend will come from sources other than earnings of the Bank. Under current OTS regulations, generally, the Bank may pay dividends and make other capital distributions to the Company after giving notice to the OTS.

ITEM 6. Selected Financial Data

Income Statement Data (000s except per share)	2003	2002	2001	2000	1999
Interest income	$210,630	$166,755	$151,516	$116,320	$54,773
Interest expense	85,386	103,519	100,617	78,564	31,401

Net interest income	125,244	63,236	50,899	37,756	23,372
Provision for credit losses	7,008	22,417	585	393	107

Net interest income after provision for credit losses	118,236	40,819	50,314	37,363	23,265
Non-interest income	310,544	177,161	27,599	18,872	1,659
Non-interest expense	348,727	244,017	67,438	43,181	20,560

Net income (loss) before income taxes	80,053	(26,037)	10,475	13,054	4,364
Income tax (expense) benefit	(29,539)	10,180	(3,874)	(4,461)	(1,316)

Net income (loss)	$50,514	$(15,857)	$6,601	$8,593	$3,048

Net income (loss) per common share—basic	$1.05	$(0.36)	$0.23	$0.29	$0.11
Net income (loss) per common share—diluted	$1.04	$(0.36)	$0.22	$0.28	$0.11
Weighted average shares outstanding—basic	47,963	44,407	29,210	29,667	27,052
Weighted average shares outstanding—diluted	48,645	44,407	29,770	30,340	28,045
Balance Sheet Data-at Period End:
Total assets	$4,716,900	$3,527,552	$2,879,533	$1,842,690	$1,257,885
Total deposits	$2,539,427	$2,044,922	$1,493,819	$980,752	$653,901
Total debt	$1,432,879	$912,996	$1,038,908	$590,926	$355,935
Shareholders' equity	$430,350	$401,590	$255,454	$250,607	$238,421
Book value per share outstanding	$9.04	$8.25	8.80	$8.62	$8.11
Dividend payout ratio	7.6%	n/a	n/a	n/a	n/a
Percentage of net income (loss) to:
Average total assets (ROA)	1.17%	(0.45)%	0.28%	0.55%	0.37%
Average shareholders' equity (ROE)	12.11%	(4.30)%	2.48%	3.51%	2.20%
Average shareholders' equity to average total assets	9.68%	10.56%	11.45%	15.77%	16.84%

        NetBank declared dividends of $0.08 per common share during the year ended December 31, 2003, and has declared a dividend of $0.02 per common share to shareholders of record on February 15, 2004. The increase in provision expense during 2002 is principally a result of the non-performing leases in the Company's CMC lease portfolio. See Part I. Item 3. Legal Proceeding and note 19 in the consolidated financial statements found in Part II. Item 8. of this report for additional details. Reference is made to Part II. Item 7. for additional details regarding the impact on the figures presented in the above table regarding the December 1, 2003 acquisition of NetBank Payment Systems, Inc., the March 31, 2002 acquisition of Resource Bancshares Mortgage Group, Inc. and the June 29, 2001 acquisition of Market Street Mortgage Corporation.

        On December 1, 2003, the Company issued 77,674 shares of common stock to the shareholders of NetBank Payment Systems, Inc. in a private placement pursuant to Rule 504 under the Securities Act of 1933, as amended. The shares were issued as part of the consideration for NetBank Payment Systems, Inc. and had an aggregate value of $1.0 million.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion may include forward-looking statements. Forward-looking statements regarding the intent, belief or current expectations of NetBank, Inc. or its officers and directors can be identified by the use of forward-looking terms such as "may," "will," "should," "believe," "expect," "anticipate," "estimate," "continue," or other comparable terminology. Various internal and external factors could cause the Company's actual results to differ materially from those anticipated by the forward-looking statements. These factors include, but are in no way limited to, 1) the evolving nature of the market for Internet banking and financial services generally; 2) the public's perception of the Internet as a secure, reliable channel for transactions; 3) the success of new products and lines of business considered critical to the Company's long-term strategy, such as small business banking and transaction processing services; 4) potential difficulties in integrating the Company's operations across its multiple lines of business; 5) the cyclical nature of the mortgage banking industry generally; 6) a possible decline in asset quality; 7) the possible adverse effects of unexpected changes in the interest rate environment; 8) adverse legal rulings, particularly in the company's litigation over leases originated by the Commercial Money Center, Inc.; and/or 9) increased competition and regulatory changes. Item 1 of this 10-K filing, which has been submitted to the Securities Exchange Commission, includes additional information on these risks and others that have the potential to impact the Company in a material way. All forward-looking statements in this report are based on information available at the time of filing. The Company has no obligation to update any forward-looking statement included herein.

General

        NetBank, Inc. is a holding company that wholly owns the outstanding stock of NetBank, ("NetBank, FSB" or the "Bank"), a federal savings bank; Meritage Mortgage Corporation ("Meritage"), a wholesale non-conforming mortgage provider; MG Reinsurance Company ("MG Reinsurance"), a captive reinsurance company; NetInsurance, Inc., ("NetInsurance"), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities. NetBank, FSB also owns all of the outstanding stock of Market Street Mortgage Corporation ("Market Street"), a retail mortgage company; NetBank Payment Systems, Inc., formerly Financial Technologies, Inc., a leading provider of ATM services for retail and other non-bank businesses, and Resource Bancshares Mortgage Group, Inc. ("Resource"). Resource wholly owns RBMG, Inc. ("RBMG"), a wholesale mortgage banking company, and Republic Leasing Company, Inc. ("Republic Leasing"), a commercial equipment financing company.

        NetBank, Inc. acquired NPS on December 1, 2003, Resource on March 31, 2002, and Market Street on June 29, 2001. Accordingly, the financial impact of these acquisitions are included from their respective dates of acquisition. The entire consolidated company is referred to herein as "NetBank" or "the Company".

        All dollar figures are presented in thousands (000s) except per share data unless otherwise noted.

        Executive Summary.    Due to historically low interest rates during the majority of 2003, mortgage loan production was a record breaking $3.8 trillion industry-wide. The refinance boom during 2003 also generated record high margins as mortgage loan pipelines remained at near capacity industry-wide. NetBank's management capitalized on these favorable market conditions, allowing the Company to post record levels in all of the following categories: net income of $50,514, or $1.04 per share compared to a 2002 loss of $15,857 or ($0.36) per share; mortgage loan production of $18.9 billion, a $7.2 billion increase; mortgage loan sales of $17.1 billion, a $5.9 billion increase; and deposits of $2.5 billion, a 24% increase over 2002. The Company retained $1.4 billion of internally originated loans and leases during 2003. This retention replaced the runoff of previously purchased pools of loans that prepaid at record levels during late 2002 and early 2003. Additionally, the Company repositioned a portion of its balance sheet as it prepaid $364 million of higher cost fixed rate Federal Home Loan Bank of Atlanta

("FHLB") advances at a cost of $16,193, and sold $318 million of investment securities available for sale at a gain of $11,394. This strategy will more effectively balance the Company's interest rate sensitivity and improve the net interest margin in future periods.

        Management also took advantage of the favorable market conditions to push forward with its long-term strategy of balancing NetBank's operations to provide one-third of its total income from each of its major operating segments: retail banking, mortgage banking or financial intermediary, and transaction processing. During 2003 the Company reinvested some of its earnings by forming three new operating units, Dealer Financial Services ("DFS"), Small Business Banking and NetInsurance. DFS originated $99 million of auto loans in its first seven months of operations. Small Business Banking generated over $27 million of deposits and added 1,084 customers in its first year of operations, and NetInsurance had approximately 477 policies in force as of December 31, 2003.

        To compare 2003 results to 2002 results, one should note that NetBank purchased NPS on December 1, 2003 and Resource on March 31, 2002, and their respective results of operations are therefore only included since the dates of acquisition. Additionally, NetBank incurred approximately $38 million, pre-tax, in charges related to integrating Resource's operations, $10 million of acquisition and severance costs and $20 million of additional provision expense specifically for the CMC lease portfolio during 2002.

Financial Condition

        General.    NetBank's assets totaled $4.7 billion at December 31, 2003, an increase of $1.2 billion or 34% from December 31, 2002. This large increase is primarily due to four factors. First, the held-for-investment ("HFI") portfolio increased $865 million primarily due to the Company's selective retention of $1.2 billion in mortgage and home equity loans originated through its mortgage subsidiaries, $99 million of auto loans originated through its indirect auto lending unit and $147 million of small business equipment leases originated through its leasing subsidiary. The $1.4 billion of loan retentions was offset in part by amortization and prepayments of $566 million. Second, NetBank's portfolio of loans held for sale ("HFS") increased $419 million. This increase was primarily due to record mortgage production of $18.9 billion outpacing the velocity of sales into the secondary market. The Company expects the overall level of the HFS portfolio to decline as sales begin to outpace production during the first half of 2004. Third, NetBank, FSB executed a $90 million commitment of fixed-rate debt to lock in the net interest spread on certain loan purchases, which is recorded as a receivable and as an unsettled trade. NetBank did not have any unsettled debt commitments at the end of 2002.    Finally, NetBank's portfolio of mortgage servicing rights ("MSRs") increased $77 million. The $77 million increase in the value of the Company's MSRs was primarily due to the $5.6 billion or 80% increase in the principal balance of mortgage loans underlying the MSRs. Throughout 2003 the Company retained the majority of its originated MSRs and expects to continue this strategy for the foreseeable future.

        The increases mentioned above were offset in part by declines in investment securities available for sale, cash and cash equivalents and due from servicers and investors of $200 million, $78 million and $37 million, respectively. The investment securities available for sale portfolio declined $200 million as the Company chose to sell certain investment securities and use some of the proceeds to pay off certain fixed-rate term advances from the FHLB. This strategy will more effectively balance the Company's interest rate sensitivity and improve the net interest margin in future periods. Cash and cash equivalents declined by $78 million primarily due to the Company more effectively using its cash to support the increase in mortgage loan production. Due from servicers and investors declined by $37 million as a result of the Company's replacement of externally serviced loans with internally originated and serviced loans. By internally servicing its portfolio of loans and leases, NetBank will accelerate its cash receipts by eliminating the delay in collection of principal and interest payments from third-party servicers and allow the Company to expand its cross-selling efforts.

        Investment Securities.    During 2003, the Company sold certain investment securities at gains of $12,188. NetBank used some of the proceeds to pay off certain fixed-rate term FHLB advances. NetBank may continue to selectively sell investment securities in order to use the proceeds to better position its net interest margin for the benefit of future periods. Additionally, the Company recorded impairment charges of $794 on two variable rate, long-term corporate bonds. The bonds had traded under book value for an extended period of time due to widening credit spreads. Both bonds carry a Standard & Poor's "A-rating".

        The following tables set forth certain information relating to the Company's available for sale securities:

As of December 31, 2003	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$191,492	$1,243	$114	$192,621
Collateralized mortgage obligations	1,356	108	—	1,464
U.S. government agencies	224,435	2,743	—	227,178
Corporate bonds	29,094	411	187	29,318
Habitat bonds and other	3,595	172	—	3,767

Total	$449,972	$4,677	$301	$454,348

As of December 31, 2002	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$121,868	$3,222	$—	$125,090
Collateralized mortgage obligations	8,774	159	9	8,924
U.S. government agencies	493,159	15,079	—	508,238
Corporate bonds	9,679	—	971	8,708
Habitat bonds and other	3,511	248	—	3,759

Total	$636,991	$18,708	$980	$654,719

As of December 31, 2001	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$596,675	$345	$5,374	$591,646
Collateralized mortgage obligations	185,768	513	1,261	185,020
U.S. government agencies	60,000	834	—	60,834
Corporate bonds	9,666	—	1,006	8,660
Habitat bonds and other	3,858	61	—	3,919

Total	$855,967	$1,753	$7,641	$850,079

        Reference is made to note 4 in the consolidated financials statements found in Part II. Item 8. of this report regarding additional details about the maturity, weighted average interest rate and amortized cost and fair values of the Company's investment securities available for sale portfolio.

        Loan and Lease Receivables.    For the year ended December 31, 2003, the HFI portfolio increased $865 million to $1.8 billion, a 97% increase. As discussed previously, the Company achieved this growth by selectively retaining $1.2 billion in mortgage and home equity loans originated through its mortgage subsidiaries, $99 million of auto loans originated through its indirect auto lending unit and $147 million of small business equipment leases originated through Republic leasing. The retention of these internally originated assets was offset in part by $566 million of amortization and prepayments. NetBank is actively replacing its purchased loan and lease receivables portfolio with internally originated loans and leases so it can capitalize on cross-selling opportunities, internally service the assets and more effectively control its credit and interest rate risk. Third-party purchased loans represent only 21% of the HFI portfolio. As a result of the strategic retention of internally originated mortgage loans, the Company has increased its percentage of residential mortgage loans to total loans and leases to 73% as of December 31, 2003, compared to 58% as of December 31, 2002. NetBank intends to continue retaining its originated auto loans until the percentage of auto and other consumer loans to total interest-earning assets reaches approximately 15%. At that time, the Company will begin selling any excess originations into the secondary markets.

        The following is a summary of NetBank's loan and lease receivables as of December 31:

	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential mortgages	$1,309,689	72.7%	$545,120	58.3%	$977,768	64.7%	$863,340	62.7%	$480,470	61.0%
Leases	345,540	19.2%	305,276	32.7%	150,918	10.0%	104,743	7.6%	62,295	7.9%
Auto	92,724	5.2%	9	0.0%	211	0.0%	1,018	0.1%	3,211	0.4%
Home equity lines	50,816	2.8%	82,051	8.8%	140,806	9.3%	243,657	17.7%	177,670	22.6%
Consumer	1,880	0.1%	2,025	0.2%	10,747	0.7%	2,404	0.1%	4,183	0.5%
Construction	—	0.0%	188	0.0%	197	0.0%	1,533	0.1%	10,723	1.4%
Commercial mortgages	—	0.0%	—	0.0%	231,739	15.3%	160,510	11.7%	48,783	6.2%

Total	1,800,649	100.0%	934,669	100.0%	1,512,386	100.0%	1,377,205	100.0%	787,335	100.0%
Allowance for credit losses	(43,689)		(42,576)		(22,865)		(13,421)		(7,597)

Total	$1,756,960		$892,093		$1,489,521		$1,363,784		$779,738

        The following is a summary of the composition of allowance for credit losses for the years ended December 31:

	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential mortgages	$10,087	23.1%	$10,464	24.6%	$14,463	63.3%	$7,466	55.6%	$3,449	45.4%
Leases	31,657	72.5%	30,237	71.0%	3,331	14.6%	1,359	10.1%	814	10.7%
Auto	1,054	2.4%	—	0.0%	16	0.1%	21	0.2%	3	0.0%
Home equity lines	829	1.9%	1,659	3.9%	1,714	7.5%	2,703	20.1%	2,982	39.3%
Consumer	62	0.1%	216	0.5%	50	0.1%	118	0.9%	6	0.1%
Construction	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Commercial mortgages	—	0.0%	—	0.0%	3,291	14.4%	1,754	13.1%	343	4.5%

Total	$43,689	100.0%	$42,576	100.0%	$22,865	100.0%	$13,421	100.0%	$7,597	100.0%

Non-performing assets
Loan and lease receivables	$82,816		$87,025		$3,195		$979		$500
Loans held for sale	46,409		39,351		—		—		—

Total non-performing	$129,225		$126,376		$3,195		$979		$500

        The Company reclassified its portfolio of commercial mortgage loans as held for sale during 2002. The increase in the allowance for credit losses from 2001 to 2002 and its retention at a similar level for 2003 is principally a result of non-performing leases in the Company's CMC lease portfolio. See Part I. Item 3. Legal Proceeding and notes 5 and 6 in the consolidated financials statements found in Part II. Item 8. of this report for additional details regarding the Company's loan and lease receivables and the associated allowance for credit losses.

        Asset Quality and Non-performing Assets.    The Company periodically reviews the performance of its loan and lease receivables portfolio by reviewing charge-offs, delinquency statistics, and various other industry statistics. Large non-homogeneous credits are reviewed on a loan-by-loan or lease-by-lease basis, whereas relatively small credits with similar risk characteristic are reviewed on a pool-by-pool basis. If a decline in credit quality for a specific pool or individual loan or lease is noted, the Company records additional allowance through a charge to the provision for credit losses. The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio. The Company determines the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. NetBank's non-performing assets as a percentage of gross unpaid principal balance (UPB) improved from 9.3% at December 31, 2002, to 4.6% at December 31, 2003, as the level of non-performing assets held constant relative to an increase of $865 million or 97% in gross UPB. This same measurement excluding the CMC lease portfolio reflects a drop from 0.4% to 0.2%. Reference is made to Part I. Item 3. Legal Proceedings for details regarding the CMC litigation. As gross UPB continues to increase from the retention of high-quality loans, the Company expects these ratios may continue to improve.

        The following tables detail NetBank's held-for-investment loan and lease portfolio, the associated allowance for credit losses and non-performing assets:

	December 31, 2003
	Gross UPB	Allocated Allowance	(1)Non- performing	Allowance / NPA	NPA / Gross UPB
Residential mortgages	$1,309,689	$10,087	$2,436	414.1%	0.2%
Leases	266,957	10,427	1,430	729.2%	0.5%
Auto	92,724	1,054	27	3903.7%	0.0%
Home equity lines	50,816	829	339	244.5%	0.7%
Consumer	1,880	62	1	6200.0%	0.1%
Construction	—	—	—	n/a	n/a

Loan and lease receivables	1,722,066	22,459	4,233	530.6%	0.2%
CMC leases(2)	78,583	21,230	78,583	27.0%	100.0%

Loan and lease receivables	$1,800,649	$43,689	$82,816	52.8%	4.6%

	December 31, 2002
	Gross UPB	Allocated allowance	(1)Non- performing	Allowance / NPA	NPA / Gross UPB
Residential mortgages	$545,120	$10,464	$1,851	565.3%	0.3%
Leases	221,507	9,009	1,405	641.2%	0.6%
Home equity lines	82,051	1,659	—	n/a	n/a
Consumer	2,025	216	—	n/a	n/a
Construction	188	—	—	n/a	n/a
Auto	9	—	—	n/a	n/a

Loan and lease receivables	850,900	21,348	3,256	655.7%	0.4%
CMC leases(2)	83,769	21,228	83,769	25.3%	100.0%

Loan and lease receivables	$934,669	$42,576	$87,025	48.9%	9.3%

(1)
Non-performing assets ("NPA") include all loans and leases that are 90 days or more delinquent or on non-accrual status. The tables above do not include $46,409 and $39,351 of non-performing loans classified as held for sale as of December 31, 2003, and December 31, 2002, respectively. Since loans classified as held for sale are carried at the lower of cost or market, the estimated losses that may occur have already been recorded in both the balance sheet and statement of operations.

(2)
The reader is directed to Part I. Item 3. Legal Proceedings contained within this report for additional detail regarding the CMC litigation.

        The following is a summary of the allowance for credit losses for the years ended December 31:

	2003	2002	2001	2000	1999
Beginning balance	$42,576	$22,865	$13,421	$7,597	$3,472
Allowance recorded in connection with the purchase of loan pools	—	7,257	11,456	7,270	5,808
Provision for credit losses	7,008	22,417	585	393	107
Allowance acquired in connection with acquisition of Resource	—	1,828	—	—	—
Allowance transferred to held for sale	—	(3,270)	—	—	—
Charge-offs:
Residential mortgages	(1,486)	(6,126)	(1,384)	(1,237)	(1,462)
Leases	(5,775)	(3,190)	(15)	(3)	(3)
Home equity lines	(557)	(555)	(1,307)	(551)	(344)
Consumer	(236)	(270)	(69)	(132)	(2)
Auto	(124)	(116)	(62)	(82)	(102)

	(8,178)	(10,257)	(2,837)	(2,005)	(1,913)
Recoveries:
Residential mortgages	165	65	148	91	86
Leases	1,909	1,387	—	—	—
Home equity lines	162	258	90	49	37
Consumer	3	25	—	26	—
Auto	44	1	2	—	—

	2,283	1,736	240	166	123
Total charge-offs, net	(5,895)	(8,521)	(2,597)	(1,839)	(1,790)
Ending balance	$43,689	$42,576	$22,865	$13,421	$7,597

Allowance for credit losses as a percentage of average loan and lease receivables	3.43%	3.26%	1.65%	1.18%	1.51%

        Mortgage Servicing Rights.    Beginning in late 2002, NetBank adopted a strategy of retaining primarily all of its originated conventional MSRs in order to achieve the necessary critical mass the servicing division requires to eventually become operationally profitable. NetBank will continue to retain the majority of its originated MSRs for the foreseeable future. For the year ended December 31, 2003, the value of NetBank's MSRs increased $76,712 or 87%. The $76,712 increase in value was primarily driven by the $5.6 billion or 80% increase in the portfolio of mortgage loans underlying its MSRs. During 2003, NetBank recorded a total of $72,479 of amortization and impairment charges. The high level of amortization and impairment was partially due to the adoption of a more robust, dynamic prepayment assumption methodology and the recognition of a higher cost to service certain loan products in the Company's portfolio. Should long-term mortgage rates continue to increase, as forecast by the Mortgage Bankers Association, the Company would expect its amortization and impairment charges to significantly lessen if not reverse. Reference is made to the Future Outlook section for additional content regarding the possible impacts of changes in interest rates on the mortgage servicing rights portfolio.

        Liabilities.    Total liabilities for the year ended December 31, 2003, increased $1.2 billion. This increase was due primarily to increases of $495 million in deposits, $538 million in other borrowed funds and $132 million in unsettled trades. The increase in deposits is the result of adding 13,202 new customers, which is part of NetBank's overall strategy of increasing its transactional deposit base. The increase in other borrowed funds was primarily to support the $419 million increase in loans held for sale. The increase in unsettled trades relates to the commitment of $90 million in fixed-rate borrowings and the purchase of a $41.7 million investment security that did not settle until 2004. The Company had no outstanding unsettled trades as of December 31, 2002. Accounts payable and accrued liabilities increased by $33,639 primarily due to the increase in current tax liabilities associated with significantly higher earnings year-over-year. Additionally, the Company completed two issuances of subordinated debt during 2003 totaling $7,475. All of the Company's subordinated debt issuances are held by trusts. The trusts have outstanding trust preferred securities which were issued to purchase the Company's subordinated debt. These increases were offset in part by a $26,126 decline in convertible subordinated debt, all of which was retired in July 2003, and a decline of $14,978 in loans in process. The decline in loans in process is a direct result of the decline in production during the final weeks of 2003 compared to the same period of 2002.

        Deposits.    Deposits were $2.5 billion at December 31, 2003, a 24% increase year-over-year compared to deposits of $2.0 billion at December 31, 2002. As of December 31, 2003, deposits represented 64% of total interest-bearing liabilities (including deposits, other borrowed funds and subordinated debt) outstanding. FHLB advances, warehouse lines of credit and repurchase agreements represented approximately 36%, and subordinated debt represented less than 1%. During the year ended December 31, 2003, NetBank was able to achieve both increased deposits and lower cost of funds by replacing $92,550 of higher cost certificates of deposits with $615,661 of money market and interest-bearing checking accounts. Although deposits as a percentage of total interest-bearing liabilities fell from 69% to 64% during the year ended December 31, 2003, NetBank would expect this trend to reverse as the level of other borrowed funds, which primarily supports loans held for sale, declines in proportion to expected declines in mortgage loan production. The expected decline in mortgage loan production is based on the January 22, 2004, Mortgage Bankers Association forecast of residential mortgage loan originations. NetBank will continue to emphasize transactional accounts as its primary long-term funding source. The following table summarizes NetBank's deposits:

	As of December 31, 2003			As of December 31, 2002			As of December 31, 2001
	Amount		Weighted average interest rate	Amount		Weighted average interest rate	Amount		Weighted average interest rate
Non-interest bearing checking accounts	$198,884	7.8%	N/A	$227,490	11.1%	N/A	$26,858	1.8%	N/A
Interest bearing:
Checking accounts	228,178	9.0%	1.4%	163,938	8.0%	1.6%	131,887	8.8%	1.8%
Money market	1,363,294	53.7%	1.9%	811,873	39.7%	2.3%	492,424	33.0%	3.7%
Certificate of deposit under $100	632,602	24.9%	2.8%	720,399	35.2%	3.4%	724,328	48.5%	5.8%
Certificate of deposit over $100	116,469	4.6%	2.8%	121,222	6.0%	3.4%	118,322	7.9%	5.8%

Total deposits	$2,539,427	100.0%		$2,044,922	100.0%		$1,493,819	100.0%

        Reference is made to the detailed deposit information in note 10 of the notes to consolidated financial statements in Part II. Item 8. within this report.

        Shareholders' Equity.    Total shareholders' equity increased $28,760 for the year ended December 31, 2003. The increase is primarily due to a $46,670 increase in retained earnings resulting from $50,514 of net income, offset in part by $3,844 of dividends. Additional paid-in capital increased $5,550 primarily related to the tax benefit of non-qualified option exercises. Accumulated other comprehensive income (OCI) decreased $8,284 as a result of the change in fair value of available for sale investment securities and the realization of $12,188 in gains due to the sale of certain investment securities offset in part by $794 of realized impairment on certain securities. Treasury stock increased $14,794 due to the repurchase of 1,545,600 shares of common stock at a weighted average cost of $11.59 per share offset in part by the reissuance of 211,581 shares under the employee stock purchase plan and exercise of employee stock options, the issuance of 45,000 shares of restricted stock and the issuance of 77,674 shares of common stock associated with the purchase of NPS. NetBank will continue to repurchase shares periodically in the public market or through private transactions. At December 31, 2003, 1,120,300 shares remained available for repurchase under current Board authority.

Critical Accounting Policies

        In response to the Securities and Exchange Commission's proposed rule "Disclosure in Management's Discussion and Analysis about the Application of Critical Accounting Policies", the Company's senior management, in conjunction with the Audit Committee of the Board of Directors, has identified valuation of mortgage servicing rights available for sale, determination of the allowance for credit losses, liabilities for representations and warranties on loans and mortgage servicing rights sold and derivatives hedging mortgage servicing rights available for sale as being the most critical accounting policies. These policies were identified as being the most critical based on the SEC's guidance in identifying them based on whether 1) the accounting estimate required management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and 2) different estimates reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period-to-period, would have a material impact on the presentation of the financial condition or results of operations.

        Mortgage servicing rights available for sale.    The most important variables that require management to make estimates in the valuation of NetBank's mortgage servicing rights available for sale portfolio are the prepayment rate and discount rate. In determining the appropriate prepayment rate and discount rate to be used in its internal valuation models, NetBank reviews current prepayment activities, historical prepayment activities, prevailing interest rates, general economic indicators and the secondary market for mortgage servicing rights. The following table sets forth the change in value of the available for sale portfolio that would theoretically be recorded were management to choose to use a prepayment or discount rate that is 10% or 20% more adverse.

	2003	2002
Fair value	$162,656	$75,273
Weighted average life in years	5.0	3.6
Prepayment speed assumption (annual rate)	14.90%	24.50%
Impact on fair value of 10% adverse change	$(8,550)	$(4,972)
Impact on fair value of 20% adverse change	$(16,439)	$(9,377)
Discount rate	9.68%	9.40%
Impact on fair value of 10% adverse change	$(5,798)	$(2,373)
Impact on fair value of 20% adverse change	$(11,293)	$(4,530)

        The impacts displayed above for the available for sale portfolio would be a direct reduction to the value of mortgage servicing rights available for sale and a reduction of income by nearly a corresponding amount via an impairment charge or a charge to other income.

        The sensitivities above are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in an assumption generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table above, the effect of a variation in a particular assumption on the fair value of the available for sale servicing rights portfolio is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. NetBank holds an additional $3,184 of mortgage servicing rights classified as held for sale, which are not included in the preceding table. The held for sale portfolio's value is based on its forward committed prices and would therefore not be subject to the estimates referred to in the discussion above.

        Allowance for credit losses.    In determining the appropriate amount of allowance for credit losses management is required to make estimates regarding the credit quality of borrowers, general economic conditions and various other factors that would impact the probability of loans or leases being repaid in full. Accordingly, management uses both internally developed metrics and external economic indicators to determine the appropriate range at which the allowance should be maintained. At December 31, 2003, NetBank had $1.8 billion of loan and lease receivables and $43,689 of allowance for credit losses, a coverage ratio of 2.4%, and incurred $7,008 of provision expense related to maintaining the allowance within the appropriate range. NetBank recorded net charge-offs of $5,895, which was less than 1% of the average loan and lease receivable balance during 2003. This compares with the Company holding $934.7 million of loan and lease receivables and $42,576 of allowance, a coverage ratio of 4.56%, and incurring $22,417 of provision expense related to maintaining the allowance within the appropriate range during 2002. NetBank recorded net charge-offs of $8,521, which was less than 1% of the average loan and lease receivables balance during 2002. The allowance for credit losses contains $21,230 specifically allocated to the CMC lease portfolio. Although management feels the Company will ultimately prevail in its litigation against the sureties, it also has determined that maintaining the current allowance is prudent.

        Liability for representations and warranties.    In the ordinary course of business, the Company is exposed to liability, and potential losses, under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or servicing rights for losses if there has been a breach of representations or warranties.

        Estimation of a liability for such representations and warranties is difficult for two reasons. First, since NetBank is not the primary servicer for many of the loans or loans underlying the mortgage servicing rights it has sold in the past, it has no knowledge as to the current status of previously sold loans and mortgage servicing rights and the extent of the "pipeline" of unasserted repurchase requests. Second, as new mortgage products are introduced that may have documentation or underwriting criteria substantially different from products historically originated and sold, the Company has no historic information with respect to the expected frequency of repurchase requests or of the expected loss severity.

        The Company estimates its liability for representations and warranties using the best information it has in the circumstances. For loan products where the Company has a history of past repurchase frequency and loss severity, the Company uses that historical vintage loss data to project its future liability. However, since the Company is not the servicer and has no information of the current status of such loans, such historic repurchase frequency and loss severity may not be the best indicator of future repurchase losses as the result of changes in the levels of prepayments (which affect repurchase frequency). Likewise, changes in general economic conditions such as unemployment levels and housing values can affect the frequency and loss severity of future repurchases under representations and warranties. For new products that are substantially different in underwriting criteria and documentation standards than that of historic product offerings, the Company initially estimates repurchase frequency from initial quality control tests and uses loss severity from other similar products for its estimate of severity. As these new products season, the Company adjusts its process to include the historical frequency and loss severity trends for the product. The Company's reserve for its estimated losses for its liability for representations and warranties was $17.9 million as of December 31, 2003. Changes to frequency or severity would cause linear changes to the reserve requirements. The Company repurchased approximately $61.5 million and $43.0 million of unpaid principal balances during 2003 and 2002, respectively.

        Derivative Financial Instruments.    The Company uses derivative financial instruments as part of its risk management activities to protect the value of certain assets and liabilities against adverse price or interest rate movements. All of the Company's derivative instruments are carried at fair value on the balance sheet. The valuation of these derivatives is critical because carrying assets and liabilities at fair value inherently results in more financial statement volatility. The valuation of the Company's derivatives is based on third party mid-market quotes from a cross-section of Wall Street dealers or from a model utilizing Wall Street accepted valuation methodologies; and is therefore, generally calibrated to third party mid-market quotes.

        Because the majority of the derivative instruments on the Company's balance sheet are used to protect the value of other assets and liabilities in its balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged. Income statement volatility can occur if the Company makes the decision to not fully hedge the attendant risk, the costs related to hedging reduce the net benefit related to hedging the attendant risk or the derivative instruments are not effective in hedging changes in the value of those assets and liabilities.

Contractual Obligations and Off-Balance Sheet Arrangements

        The Company, in the normal course of business, is party to various off-balance sheet arrangements. These arrangements include the Company's obligation to make scheduled payments for its operating leases; its liability to repurchase loans under representations and warranties provided to purchasers of its mortgage loans and mortgage servicing rights; and its obligation to make scheduled principal and interest payments on borrowed funds.

        The following table summarizes the Company's obligations under these arrangements by type and scheduled payment:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Borrowed funds*	$1,202,209	$167,651	$131,378	$41,056	$1,542,294
Unsettled trades*	43,539	5,494	3,663	91,832	144,528
Operating leases	8,560	16,111	2,027	645	27,343
Liabilities under representations and warranties	8,232	16,465	16,465	—	41,162

	$1,262,540	$205,721	$153,533	$133,533	$1,755,327

*
Includes contractually due principal and interest.

        Reference is made to note 12 of the consolidated financial statements contained within this report regarding details of the Company's operating leases and to note 11 for details concerning NetBank's borrowed funds. A detailed discussion regarding the Company's liabilities under representations and warranties provided to purchasers of its mortgage loans and mortgage servicing rights can be found in note 20 of the consolidated financial statements or the Critical Accounting Policies section contained within this report. As discussed in note 20 of the consolidated financial statements and in the Critical Accounting Policies section contained within this report, the Company cannot accurately predict the volume or timing of when, or if, mortgage loans or mortgage servicing rights will be presented for repurchase; therefore, the estimated total liability is evenly spread across the next five years.

Results of Operations—Year ended December 31, 2003, compared to the year ended December 31, 2002

        General.    NetBank's management capitalized on the favorable market conditions during 2003, allowing the Company to post record levels in all of the following categories: net income of $50,514, or $1.04 per share compared to a 2002 loss of $15,857 or ($0.36) per share; deposits of $2.5 billion, a 24% increase over 2002; mortgage loan production of $18.9 billion, a $7.2 billion increase; and mortgage loan sales of $17.1 billion, a $5.9 billion increase. Management also took advantage of the favorable market conditions to push forward with its long-term strategy of balancing NetBank's operations to provide one-third of its total income from each of its major operating segments: retail banking, mortgage banking or financial intermediary, and transaction processing. To compare 2003 results to

2002 results one should note that NetBank purchased Resource on March 31, 2002, and its results of operations are therefore included in only nine of the twelve months during 2002. Additionally, NetBank incurred approximately $38 million, pre-tax, in charges related to integrating Resource's operations, $10 million of acquisition and severance costs and $20 million of additional provision expense specifically for the CMC lease portfolio during 2002.

        Interest Income.    NetBank's interest income for the year ended December 31, 2003, was $210,630 compared to $166,755 for 2002. As detailed in the following rate volume variance table, NetBank lowered the average balance of its short-term investments, investment securities available for sale and loan and lease receivables by $79,000, $267,458 and $31,976, respectively, and increased the average balance of its loans held for sale by $1.1 billion which resulted in a net increase of $678,724 in the average balance of interest-earning assets. This repositioning allowed the Company to earn long-term yields on a greater percentage of its interest-earning assets while effectively holding short-term held for sale assets. During 2003, NetBank retained $1.2 billion of internally originated mortgage loans, $99 million of auto loans and $147 million in small business equipment leases. As the Company continues to selectively retain internally originated loans and leases, the average balance of loan and lease receivables should increase as a percentage of total interest-earning assets. This expected increase in loan and lease receivables as a percentage of total interest-earning assets will be magnified by the expected decline in the average balance of loans held for sale. The expected decline is based on the January 22, 2004, Mortgage Bankers Association's forecast of residential mortgage originations being 47% lower in 2004 compared to 2003. As discussed in note 19 in the consolidated financial statements included within this report, the Company did not accrue and has not received approximately $5.0 million and $7.6 million of interest related to the CMC lease portfolio during 2003 and 2002, respectively. See Part I. Item 3. Legal Proceedings within this report for a more in-depth discussion of the CMC litigation.

        Interest Expense.    Total interest expense for the year ended December 31, 2003, was $85,386 compared to $103,519 for 2002. The $18,133 decline is primarily due to the 118 basis-point reduction in the average cost of funds, offset in part by the impact of a $628,115 increase in the average balance of interest- bearing liabilities. For the year ended December 31, 2003, there was $49,784 of interest expense on deposits (including checking, money market and certificates of deposits) as compared to $55,162 for 2002. The $5,378 net decrease in interest expense on deposits was the result of a 77 basis-point decline in the average rate paid on deposits resulting in a positive $12,148 rate variance, partially offset by a negative volume variance of $6,770 due to an increase in the average interest-bearing deposit balance of $379,842. For the year ended December 31, 2003, interest expense on other borrowed funds (including short-term debt, FHLB advances, subordinated debt and convertible subordinated debt) was $35,602 compared to $48,357 for 2002. The $12,755 decline in interest expense related to other borrowed funds is the result of a 196 basis-point decline in the average cost of funds, partially offset by the impact of a $248,273 increase in the average outstanding balance. The 196 basis-point reduction in the average cost of other borrowed funds was primarily due to fixed-rate term FHLB advances being prepaid and replaced with variable-rate advances, repurchase agreements and warehouse lines of credit. NetBank also reduced its overall cost of funds during the period by reallocating its sources of funds to rely more heavily on deposits with an average cost of 225 basis points as opposed to other borrowed funds with an average cost of 282 basis points.

        Net Interest Income.    Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $125,244, or 3.30% of average interest-earning assets for the year ended December 31, 2003, compared to $63,236, or 2.03% of average interest-earning assets for 2002.

        The following table details the relative interest rates and average balances of NetBank's interest-earning assets and interest-bearing liabilities for the years ended December 31, 2003 and 2002:

Average Balance		Average Yield / Rate			Interest		Variance attributable to
2003	2002	2003	2002		2003	2002	Variance	Rate	Volume(3)
				Interest-earning assets:
$29,833	$108,833	1.14%	2.18%	Short-term investments	$340	$2,374	$(2,034)	$(1,134)	$(900)
486,518	753,976	4.00%	4.16%	Investment securities(1)	19,445	31,393	(11,948)	(1,258)	(10,690)
2,006,875	949,717	6.30%	7.04%	Loans held for sale(2)	126,503	66,876	59,627	(7,011)	66,638
1,274,457	1,306,433	5.05%	5.06%	Loans and leases receivable(2)	64,342	66,112	(1,770)	(156)	(1,614)

3,797,683	3,118,959	5.55%	5.35%	Total interest-earning assets	210,630	166,755	43,875	(9,559)	53,434

				Interest-bearing liabilities:
187,962	144,472	1.49%	1.64%	Checking accounts	2,809	2,370	439	(211)	650
1,131,461	656,916	2.06%	2.66%	Money market	23,350	17,480	5,870	(3,923)	9,793
888,904	1,027,097	2.66%	3.44%	Certificates of deposit	23,625	35,312	(11,687)	(8,014)	(3,673)
791,664	353,274	1.86%	2.93%	Short-term debt	14,759	10,341	4,418	(3,755)	8,173
446,845	631,443	4.39%	5.81%	FHLB advances	19,621	36,698	(17,077)	(8,971)	(8,106)
7,667	151	5.07%	4.64%	Subordinated debt	389	7	382	1	381
14,272	27,307	5.84%	4.80%	Convertible subordinate debt	833	1,311	(478)	283	(761)

3,468,775	2,840,660	2.46%	3.64%	Total interest-bearing liabilities	85,386	103,519	(18,133)	(24,590)	6,457

—	—	3.08%	1.70%	Net interest margin	125,244	63,236	62,008	15,031	46,977
328,908	278,299	0.21%	0.33%	Interest free sources	—	—	—	—	—

$3,797,683	$3,118,959	3.30%	2.03%	Net interest income to interest-earning assets	$125,244	$63,236	$62,008	$15,031	$46,977

(1)
Based on amortized cost; changes in fair value are not considered.

(2)
No separate treatment has been made for non-accrual loans.

(3)
Variances attributable to the rate and volume mix are included in the volume variances.

        Provision for Credit Losses.    The provision for credit losses was $7,008 for the year ended December 31, 2003, compared to $22,417 for 2002. The 2002 figure contained $20.1 million of provision specifically for the CMC lease portfolio. See Part I. Item 3. Legal Proceedings within this report for a more in-depth discussion of the CMC litigation. Reference is made to the asset quality and non-performing assets subsection in the Financial Condition section contained within this report for additional detail related to the determination of provision expense and for maintaining the proper level of allowance for credit losses.

        Non-interest Income.    Non-interest income increased $133,383 to $310,544 for the year ended December 31, 2003, compared to $177,161 for 2002. Of this increase, gain on sales of mortgage loans and mortgage servicing rights accounted for $107,134. This large increase was primarily attributable to the strong performance in the mortgage banking segment and Resource's mortgage subsidiaries not being included in the first three months of 2002. The mortgage subsidiaries' improved results were attributable to a generally lower interest rate environment resulting in higher production and more favorable pricing conditions. Service charges and fees increased by $14,367 to $51,888 for the year ended December 31, 2003, from $37,521 in 2002. $7,835 of the increase is attributable to the addition of Resource's mortgage servicing operation. The Company realized $12,188 on sales of investment securities available for sale as certain investment securities were sold during 2003, compared to $5,781 during 2002. Realized gains during 2003 of $12,188 were offset in part by impairment charges of $794 on two variable, long-term corporate bonds. The bonds had traded under book value for an extended period of time due to widening credit spreads. Both bonds carry a Standard & Poor's "A-" rating. Other income was $15,233 for the year ended December 31, 2003, compared to $8,897 for 2002. $2,561 of this increase was attributable to the inclusion of Resource's operations for only a partial year during 2002. Other income consisted of $4,950 of gains associated with fair value adjustments on derivatives hedging NetBank's servicing portfolio, $2,044 of revenues from MG Reinsurance, $1,999 of revenues from Republic Leasing, $1,333 of management fees and $4,907 of ancillary fees and income.

        Non-interest Expense.    Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses. Non-interest expense increased by $104,710 to $348,727 for the year ended December 31, 2003, from $244,017 for 2002. Resource's non-interest expenses during the first quarter of 2003 were approximately $43,984. However, since Resource was not acquired until March 31, 2002, its non-interest expenses for the comparable period of 2002 are not included in the 2002 non-interest expense total. The $244,017 of non-interest expense for 2002 included $10,085 of acquisition and severance costs and $18,259 of other costs associated with integrating Resource's operations during 2002. Additionally, during 2003, the Company incurred $16,193 of prepayment fees on the early extinguishments of certain fixed-rate FHLB advances, compared to $9,944 of prepayment fees during 2002. Excluding these items, non-interest expense increased $72,877 for the year ended December 31, 2003, compared to 2002. The majority of the increase, on a comparable basis, is due to the $36,122 increase in impairment and amortization of mortgage servicing rights and the $21,347 increase in salaries and wages. The high level of refinance activity during 2003, associated with the low interest rate environment, drove the increase in amortization and impairment of mortgage servicing rights. The increase in salaries and wages was primarily driven by the $2.8 billion, on a comparable basis, increase in production during 2003 compared to 2002. Additionally, professional fees increased $5,806, on a comparable basis, due primarily to the $3.2 million of legal expenses associated with the CMC litigation. These increases were partially offset by declines in loan servicing expenses of $3,509, which should continue to decline as NetBank replaces externally serviced loans with internally originated and serviced loans, and customer service expenses of $2,122 related to the consolidation of back-office processes and lower cash-item losses due to more aggressive fraud prevention efforts.

Retail Bank

        The table below provides an overview of the results of operations for the retail bank:

	Retail bank Year ended December 31,
	2003	2002	Change
Net interest income	$52,519	$24,169	$28,350
Provision for credit losses	(6,989)	(22,394)	15,405

Net interest income after provision for credit losses	45,530	1,775	43,755
Gain on sale of loans	68	880	(812)
Service charges and fees	11,626	14,643	(3,017)

Total revenues	57,224	17,298	39,926
Total expenses	60,799	67,151	(6,352)

Pre-tax loss before net loss on sales of securities and prepayments of debt	(3,575)	(49,853)	46,278
Net loss on sales of securities and prepayments of debt	(4,799)	(4,163)	(636)

Pre-tax (loss)	$(8,374)	$(54,016)	$45,642

Earning assets	$3,893,921	$3,022,136	$871,785

Net interest income to earning assets	1.35%	0.80%	0.55%
Net interest income after provision to earning assets	1.17%	0.06%	1.11%
Service charges and fees to earning assets	0.30%	0.48%	(0.18)%
Expenses to earning assets	1.56%	2.22%	(0.66)%

        Net interest income increased $28,350 during 2003, or 55 basis points, compared to 2002. This increase is primarily due to a decline in the cost of funds during 2003 compared with 2002 and the inclusion of premium impairment charges of approximately $12.5 million in 2002. The decline in the cost of funds was achieved through increased deposits, its lowest rate source of funds, and prepaying $364 million of fixed rate FHLB advances, its highest cost source of funds. Provision expense declined by $15,405 primarily due to $20.1 million of provision specifically for the CMC lease portfolio recorded during 2002. See Part I. Item 3. Legal Proceedings within this report for a more in depth discussion of the CMC litigation. Adjusted for the $20.1 million and for Republic leasing, which was only included in nine months of 2002, provision expense increased by $10,287 due to the retention of $1.2 billion of internally originated mortgage and auto loans during 2003. Service charges and fees declined $3,017 during 2003 compared to 2002, primarily due to tighter underwriting guidelines curtailing overdrawn deposit fees. The decline in fee income is somewhat offset by a decline in cash item losses, which is included in total expenses. Despite a 24% increase in deposits, the retail bank managed to reduce its total expenses, adjusted for year-over-year unusual items, by $618. Total expenses in 2003 include a full year of Republic Leasing compared to only nine months during 2002, a difference of $1,760. 2002 total expenses include $7,494 of charges associated with the acquisition and integration of Resource. The adjusted $618 decline in total expenses was primarily due to a decrease of $4,551 in external loan servicing fees and a decline of $2,177 in customer service expenses, which includes cash item losses. These declines were offset in part by increases of $1,804 in salaries and benefits, $1,899 in data processing and $1,645 in professional fees.

        Although the retail bank lost $8,374 during 2003, it recorded pre-tax income of $912 in the fourth quarter of 2003, and the Company would expect this segment to increase its pre-tax contribution to NetBank's consolidated earnings during 2004. The 2003 earnings were lower than expected due to the $16,193 of prepayment fees on FHLB advances and the retail bank lending a large portion of its funds to the mortgage banking segment to support its record $18.9 billion of production. The retail bank lends to the conforming operations in the mortgage banking segment at warehouse rates, which are generally lower than what the retail bank would earn by directly investing in longer-term assets.

Mortgage Banking

        The following table highlights the mortgage banking segment's production and sales activities:

	Mortgage banking Year ended December 31,
	2003	2002	Change
Mortgage loan production:
Retail	$3,059,215	$2,449,319	$609,896
Correspondent	8,239,984	5,066,168	3,173,816
Wholesale/broker	4,686,050	2,586,441	2,099,609
RMS	718,579	222,945	495,634

Total agency-eligible	16,703,828	10,324,873	6,378,955
Nonconforming	2,217,928	1,406,566	811,362

Total	$18,921,756	$11,731,439	$7,190,317

Mortgage loan sales:
Conforming or agency-eligible sales	$16,303,917	$9,999,125	$6,304,792
Non-conforming sales	2,011,734	1,412,829	598,905

Mortgage banking sales	18,315,651	11,411,954	6,903,697
Sold to retail bank	(1,183,221)	—	(1,183,221)

Sales to 3rd parties	$17,132,430	$11,411,954	$5,720,476

Production revenues	$363,467	$194,073	$169,394
Production expenses	260,775	152,251	108,524

Pre-tax margin	$102,692	$41,822	$60,870

Production revenues in bps to sales	198	170	28
Production expenses in bps to production	138	130	8

Net production margin in bps	60	40	20

        For the year ended December 31, 2003, the mortgage banking segment had a record pre-tax margin of $102,692, compared to $41,822 for 2002. The $60,870 increase is driven primarily by increases of $7.2 billion in production and $6.9 billion in sales and the addition of Resource's mortgage operations on March 31, 2002, which would only be included in nine of the twelve months during the 2002 period. The net production margin increased 20 basis points during 2003 primarily due to industry pipelines approaching capacity during the first nine months of 2003 causing pricing pressures to ease. Fourth quarter production for 2003 was $3.3 billion compared to $5.7 billion for the third quarter of 2003, a 42% decline. Based on the Mortgage Bankers Association's January 22, 2004, MBA Long-term Mortgage Finance Forecast, NetBank would expect fourth quarter production to be more indicative of 2004 production levels. Reference is made to the future outlook section for additional information regarding future estimates.

Other Segment

        For the year ended December 31, 2003, the other segment recorded a pre-tax loss of $9,186 compared to a pre-tax loss of $13,089 for the same period of 2002. The loss includes NetBank's strategic initiatives and holding company expenses, including Dealer Financial Services, NetInsurance,

NetBank, Inc., Resource and NB Partners, Inc. The 2002 loss included charges associated with the acquisition of Resource on March 31, 2002.

Results of Operations—Year ended December 31, 2002 compared to the year ended December 31, 2001

        General.    Net loss for the year ended December 31, 2002 was $15,857, or $(0.36) per share, compared with net income of $6,601, or $0.22 per share, for the year ended December 31, 2001. The net loss for the year ended December 31, 2002, was primarily related to the numerous charges associated with the acquisition of Resource on March 31, 2002, and the subsequent repositioning of the Company's balance sheet and operational units to reflect NetBank's financial intermediary strategy. The charges, on a pre-tax basis, include: 1) $26,696 of additional provision for loan and lease losses, of which $20,102 related to one portfolio of delinquent business equipment leases, see Note 19 of the consolidated financial statements for additional details; 2) $12,464 write-down of premiums associated with higher prepayment experience due to the decline in interest rates; 3) non-recurring acquisition and severance costs of $10,085; 4) $9,944 of prepayment fees associated with the early extinguishment of FHLB advances; 5) $2,469 from the write-down of core-deposit intangibles related to purchased deposits from CompuBank; and 6) $2.3 million associated with the reorganization of non-conforming branches, the consolidation of the retail bank's headquarters and the sale of Resource's former corporate headquarters. The year ended December 31, 2002 was also negatively impacted by approximately $7.6 million of lost interest on the delinquent CMC leases, as discussed above. Until the litigation for the delinquent leases is resolved, the Company will continue to be negatively impacted by approximately this amount on an annual basis. During 2002 interest rates remained relatively low having a positive impact on the Company's mortgage operations. NetBank is aggressively expanding its mortgage operations into products that are less sensitive to changes in interest rates and developing other segments such as insurance and processing, to further diversify its revenue sources.

        Interest Income.    Interest income related to the Company's loans, leases, and investment portfolio for the year ended December 31, 2002 was $166,755 compared to $151,516 for the year ended December 31, 2001 a $15,239 increase. The increase was primarily the result of a $959.5 million increase in the average balance of interest-earning assets, $811.9 million of which relates to mortgage loans held for sale due to the addition of Resource's mortgage operations, offset by a decrease in the average yield of 1.67%. The yield on investment securities declined from 6.14% for the year ended December 31, 2001 to 4.16% for the year ended December 31, 2002 as management shortened the duration to reduce the convexity risk and improve the interest rate characteristics of the portfolio with the reinvestment of the funds in discount agency notes, Fed Funds and mortgage loans held for sale. The yield was further negatively impacted by the overall decline in interest rates from period to period. Yields on loan and lease receivables declined from 7.47% for the year ended December 31, 2001 to 5.06% for the year ended December 31, 2002 as a result of the write-down of loan premiums due to accelerated prepayments from a declining rate environment, non-accrual status of delinquent business equipment leases resulting in lost interest of $7.6 million and the adjustable interest rate portfolio re-pricing downward. Loan yields on mortgage loans held for sale for the year ended December 31, 2002 were 7.04% as compared to 7.40% for the year ended December 31, 2001. Average yields on mortgage loans held for sale declined in relation to the decline in interest rates from period to period.

        Interest Expense.    Interest expense increased by $2,902 to $103,519 for the year ended December 31, 2002 compared to $100,617 for the year ended December 31, 2001. This is primarily due to the increase in the average balance of interest-bearing liabilities to support the mortgage operations of Resource and the increased production at Market Street. Interest expense on deposits (checking, money market and certificates of deposit) was $55,162 for the year ending December 31, 2002 compared to $60,687 for the year ended December 31, 2001. The net decrease in interest expense on deposits was the result of the average interest rate paid on deposits declining from 4.72% for the year ended December 31, 2001 to 3.02% for the year ended December 31, 2002, resulting in a positive variance of $21,933. This positive variance was offset in-part by an increase in average deposit balances from $1.3 billion to $1.8 billion for the year ended December 31, 2002, resulting in a negative variance of $16,408. Interest expense associated with other borrowed funds (including short-term debt, FHLB advances, trust preferred and convertible subordinated debt) increased $8,427 to $48,357 for the year ended December 31, 2002 from $39,930 for the year ended December 31, 2001 due primarily to the $281.6 million increase in the average balance of short-term debt, which included several new revolving lines of credit, warehouse lines of credit, master repurchase facilities and a commercial paper conduit facility all secured by mortgage loans held for sale related to the acquisition of Resource. The average rate on other borrowed funds decreased from 5.87% for the year ended December 31, 2001 to 4.78% for the year ended December 31, 2002. The decrease in the overall cost of funds was associated with the more efficient use of short-term borrowings coupled with the overall decline in interest rates.

        Net interest income.    Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $63,236, or 2.03% of average interest-earning assets for the year ended December 31, 2002 compared to $50,899, or 2.36% of average interest-earning assets for the year ended December 31, 2001. The increase in net interest income resulted primarily from the increase in average interest-earning assets from the acquisition of Resource coupled with the lower cost of funds.

        The following table sets forth the average balances, interest income or expense, average yield or cost of funds and the associated changes based on average rate and volume changes for the years ended December 31, 2002 and 2001:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2002	2001	2002	2001		2002	2001	Variance	Rate	Volume(3)
				Interest-earning assets:
$108,833	$57,388	2.18%	4.04%	Short-term investments	$2,374	$2,320	$54	$(1,068)	$1,122
753,976	581,841	4.16%	6.14%	Investment securities(1)	31,393	35,703	(4,310)	(11,477)	7,167
949,717	137,803	7.04%	7.40%	Loans held for sale(2)	66,876	10,199	56,677	(495)	57,172
1,306,433	1,382,441	5.06%	7.47%	Loans and leases receivable(2)	66,112	103,294	(37,182)	(33,336)	(3,846)

3,118,959	2,159,473	5.35%	7.02%	Total interest-earning assets	166,755	151,516	15,239	(46,376)	61,615

				Interest-bearing liabilities:
144,472	123,416	1.64%	1.84%	Checking accounts	2,370	2,268	102	(243)	345
656,916	421,474	2.66%	3.66%	Money market	17,480	15,442	2,038	(4,227)	6,265
1,027,097	742,098	3.44%	5.79%	Certificates of deposit	35,312	42,977	(7,665)	(17,463)	9,798
353,274	71,636	2.93%	3.28%	Short-term debt	10,341	2,353	7,988	(256)	8,244
631,443	581,050	5.81%	6.21%	FHLB advances	36,698	36,093	605	(2,324)	2,929
151	—	4.64%	0.00%	Subordinated debt	7	—	7	—	7
27,307	27,316	4.80%	5.43%	Convertible subordinate debt	1,311	1,484	(173)	(173)	—

2,840,660	1,966,990	3.64%	5.12%	Total interest-bearing liabilities	103,519	100,617	2,902	(24,686)	27,588

—	—	1.70%	1.90%	Net interest margin	63,236	50,899	12,337	(21,690)	34,027
278,299	192,483	0.33%	0.46%	Interest free sources	—	—	—	—	—

$3,118,959	$2,159,473	2.03%	2.36%	Net interest income to interest-earning assets	$63,236	$50,899	$12,337	$(21,690)	$34,027

(1)
Based on amortized cost; changes in fair value are not considered.

(2)
No separate treatment has been made for non-accrual loans.

(3)
Variances attributable to the rate and volume mix are included in the volume variances

        Provision for Credit Losses.    Management determines the adequacy of the allowance based upon reviews of individual and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, the seller's reserve, and other pertinent factors. Any deterioration in a loan or lease pool occurring after the date of purchase is charged to the provision for credit losses. Loans and leases deemed uncollectible are charged against the allowance. Provisions for credit losses, net of recoveries on loans previously charged-off, are added to the allowance. The provision for credit losses increased by $21,832 to $22,417 for the year ended December 31, 2002 compared to the year ended December 31, 2001. Of the $22,417 of provision for credit losses, $20,102 was due to the establishment of an additional allowance for the CMC leases that are currently in litigation, as discussed in more detail in Note 19 of the Company's consolidated financial statements.

        Non-interest Income.    Non-interest income increased by $149,562 to $177,161 for the year ended December 31, 2002 compared to $27,599 for the same period of 2001. This increase is primarily due to gain on sales of mortgage loans and mortgage servicing rights of $125.0 million generated by the Company's mortgage subsidiaries, RBMG, Meritage and Market Street as compared to $11.8 million generated during 2001. RBMG and Meritage had not been acquired and, therefore, were not included in the Company's 2001 results. Additionally, Market Street is only included in six of the twelve months ended December 31, 2001, as it was not acquired until June 29, 2001. Service charges and fees increased by $25,249 to $37,521 from $12,272 for the years ended December 31, 2002 and 2001, respectively, also due to the acquisitions of the mortgage subsidiaries. Gain on sale of securities increased $2,250 to $5,781 for the year ended December 31, 2002 compared to $3,531 for the year ended December 31, 2001. During 2002, the Company sold investment securities to pay off certain fixed-rate FHLB advances, for which the Company recorded a loss on the early extinguishments of $9,944 in the non-interest expense section of the statement of operations. Other income was $8,897 for the year ended December 31, 2002. Other income consisted primarily of 1) $2.0 million of hedge gains, 2) a $2.8 million gain on the sale of an unoccupied office building formerly owned by Resource, 3) $1.8 million from MG Reinsurance, a captive reinsurance company acquired as part of the acquisition of Resource, 4) $0.9 million from the bank's leasing operations and 5) $1.5 million of other ancillary income.

        Non-interest Expense.    Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses. Non-interest expense increased by $176,579 to $244,017 for the year ended December 31, 2002, compared to $67,438 for the year ended December 31, 2001. Of this increase, $124.4 million relates to the addition of Resource and $15.9 million to the addition of Market Street's non-interest expense, as Resource and Market Street were not acquired until March 31, 2002 and June 29, 2001, respectively. The year ended December 31, 2002 also included $10,085 of non-recurring acquisition and severance costs related to the acquisition of Resource and $9,944 of prepayment fees associated with the early extinguishment of FHLB advances. There were approximately $5.0 million of repositioning charges incurred during the year ended December 31, 2002, as the Company implemented its new financial intermediary strategy. The repositioning charges included $2.1 million of severance, $2.0 million for the consolidation of leased office spaces and $0.9 million of other repositioning charges. Additionally, the Company recorded $2.5 million related to the write-down of core-deposit intangibles associated with the acquisition of deposits from CompuBank.

        Retail Bank    The table below provides an overview of the results of operations for the retail bank segment for the years ended December 31, 2002 and 2001:

	Retail bank Year ended December 31,
	2002	2001	Change
Net interest income	$24,169	$45,240	$(21,071)
Provision for credit losses	(22,394)	(585)	(21,809)

Net interest income after provision for credit losses	1,775	44,655	(42,880)
Gain on sale of loans	880	—	880
Service charges and fees	14,643	10,743	3,900

Total revenues	17,298	55,398	(38,100)
Total expenses	67,151	52,863	14,288

Pre-tax income (loss) before net gain (loss) on sales of securities and prepayments of debt	(49,853)	2,535	(52,388)
Net gain (loss) on sales of securities and prepayments of debt	(4,163)	3,531	(7,694)

Pre-tax income (loss)	$(54,016)	$6,066	$(60,082)

Earning assets	$3,022,136	$2,436,433	$585,703

Net interest income to earning assets	0.80%	1.86%	(1.06)%
Net interest income after provision to earning assets	0.06%	1.83%	(1.77)%
Service charges and fees to earning assets	0.48%	0.44%	0.04%
Expenses to earning assets	2.22%	2.17%	0.05%

        The reduced net interest income for the year ended December 31, 2002, compared with the same period in 2001 is the result of: 1) a write-down of loan premiums during 2002 due to the acceleration of prepayments in a declining rate environment, 2) the non-accrual status of the CMC leases, which reduced 2002 interest income by $7.6 million (see Note 19 of the Company's consolidated financial statements) and 3) shortening the duration of assets in the first and second quarters of 2002 in anticipation of the Resource merger and resulting warehouse funding for its conforming mortgage operations. The provision for credit losses increased by $21,809 related primarily to the establishment of additional allowance for the CMC lease portfolio of $20,102, as discussed in Note 19 of the Company's consolidated financial statements. Gain on sale of loans increased as the result of the sale of loans deemed to be non-core assets under NetBank's financial intermediary strategy, whereby assets are held temporarily and mined for cross-sell opportunities. Assets where cross-sell efforts are unsuccessful are subsequently sold on an opportunistic basis. Service charges and fees increased by $3,900 for the year ended December 31, 2002 compared to the same period in 2001 related to increased revenue in the retail bank's leasing operation. Operating expenses increased by $14,288 related to 1) $7.5 million of charges associated with the retail bank's strategic repositioning as a financial intermediary, 2) $3.6 million of expenses relating to the leasing operations acquired in the Resource acquisition and 3) the increase in variable expenses related to deposit growth. During 2002 the Company selectively sold investment securities and prepaid certain fixed-rate FHLB advances which resulted the net $7.7 million decline in net gain (loss) on sales of securities and prepayments of debt.

        Mortgage Banking.    The following table highlights the mortgage banking segment's production and sales activities:

	Mortgage banking Year ended December 31,
	2002	2001	change
Mortgage loan production:
Retail	$2,449,319	$1,266,170	$1,183,149
Correspondent	5,066,168	—	5,066,168
Wholesale/broker	2,586,441	—	2,586,441
RMS	222,945	—	222,945

Total agency-eligible	10,324,873	1,266,170	9,058,703
Non-conforming	1,406,566	—	1,406,566

Total	$11,731,439	$1,266,170	$10,465,269

Mortgage loan sales:
Conforming or agency-eligible sales	$9,999,125	$1,158,968	$8,840,157
Non-conforming sales	1,412,829	—	1,412,829

Mortgage banking sales	11,411,954	1,158,968	10,252,986
Sold to retail bank	—	—	—

Sales to 3rd parties	$11,411,954	$1,158,968	$10,252,986

Production revenues	$194,073	$18,226	$175,847
Production expenses	152,251	14,357	137,894

Pre-tax margin	$41,822	$3,869	$37,953

Production revenues in bps to sales	170	157	13
Production expenses in bps to production	130	113	17

Net production margin in bps	40	44	(4)

        Since Market Street was not acquired until June 29, 2001, its results were only included in six of the twelve months ended December 31, 2001. The increases in the correspondent, wholesale/broker and non-conforming production and sales activities in 2002 compared with 2001 relates to the acquisition of Resource on March 31, 2002, which was not included in the 2001 results. The increase in the production revenues and expenses in 2002 compared with 2001 primarily relates to the acquisitions of Resource and Market Street.

Liquidity and Capital Resources

        Liquidity.    NetBank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. NetBank's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, sales or maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. NetBank's available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. For the year ended December 31, 2003, NetBank had negative cash flow of $77,938 compared to positive cash flow of $89,218 for 2002. The net cash out flow during 2003 primarily related to an $865 million increase in loan and lease receivables, a $419 million increase in loans held for sale, a $76,712 increase in mortgage servicing rights and the retirement of $26 million in convertible subordinated debt. These cash outflows were offset in part by a $495 million increase in deposits, a $539 million increase in other borrowed funds, a $200 million decline in investment securities available for sale and a $37 million decline in due from servicers and investors. During the first half of 2004, NetBank would expect the balance of its loans held for sale to decline, as sales of mortgage loans should exceed production. The $865 million increase in loan and lease receivables was primarily the result of the strategic retention of $1.2 billion of internally originated loans and leases to replace the run off of $566 million of previously purchased loans and leases. Although masked by the addition of Resource's assets, the unusually high level of cash inflows during 2002 is primarily related to a $597 million decline in loan and lease receivables, a $195 million decline in investment securities available for sale and a $551 million increase in deposits.

        As an additional source of funds, NetBank had available under existing lines of credit agreements $0.9 billion at December 31, 2003 (see Note 11 of the consolidated financial statements included as part of this report for additional details of the available lines of credit). As of December 31, 2003, NetBank had commitments to fund mortgage loans of $967 million, unused home equity lines of credit of $73,702 and commercial financing commitments of $6,826.

        The Company uses deposits as its principal source of funds. For the year ended December 31, 2003, deposits increased by $494,505 to $2.5 billion from $2.0 billion as of December 31, 2002. NetBank's deposit products include checking, money market accounts and certificates of deposit accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. NetBank is competitive in the types of accounts, services and ranges of interest rates offered on deposit products. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, NetBank intends to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals. Additionally, NetBank increased its other borrowed funds, which include FHLB advances, repurchase agreements and warehouse lines of credit, by $538,534 during the year ended December 31, 2003. This increase was primarily to support the $418,583 increase in loans held for sale. The Company also raised approximately $7,475 as a result of its two issuances of subordinated debt, via trust preferred securities, during 2003.

        Capital Resources.    NetBank and NetBank, FSB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure of either company to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NetBank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank, FSB must meet specific capital guidelines that involve quantitative measures of NetBank, FSB's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. NetBank, FSB's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, under regulatory guidelines, NetBank, FSB may not pay a dividend to NetBank, Inc. if doing so would cause NetBank, FSB to be less than adequately capitalized, as defined below. During the year ended December 31, 2003, NetBank's Board of Directors declared dividends in the amount of $0.08 per share. The funds for the payment of these dividends came from sources outside of NetBank, FSB. Additionally, the Board of Directors declared a dividend of $0.02 per common share outstanding to shareholders of record on February 15, 2004. During the year ended December 31, 2003, NetBank repurchased 1,545,600 shares at a weighted average cost of $11.59, and has cumulatively repurchased 2,879,700 shares at a weighted average cost of $10.66 under current board authority. At of December 31, 2003, under current board authorization, management had authority to repurchase up to an additional 1,120,300 share through private and open market transactions.

        Quantitative measures established by regulation to ensure capital adequacy require NetBank, FSB to maintain minimum amounts and ratios as set forth in the following table. NetBank, FSB's regulatory agency, the Office of Thrift Supervision ("OTS"), requires NetBank, FSB to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total capital to risk-weighted assets of 8.0%. Additionally, NetBank, Inc., is subject to a side letter agreement with the OTS, which was put in place in connection with NetBank's acquisition of Resource in 2002. The side letter requires NetBank, Inc. to maintain minimum capital held against forward sold conforming mortgages to be the greater of 5% or $50,000 and in no event allow the total capital to total assets to fall below 8% and NetBank, FSB to maintain 6% core capital and 12% total risk-based capital ratios. As of December 31, 2003, NetBank, FSB was categorized as Well Capitalized as indicated in the following table; however, due to the sizable growth in assets, NetBank, FSB failed to meet the 12% total risk-based capital requirement. The Company has notified the OTS of this deficiency and intends to cure it as soon as possible. The following table presents information related to NetBank, FSB along with capital requirements mandated by the OTS:

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
Total capital (to risk-weighted assets)	$296,359	11.79%	$201,122	8.00%	$251,365	10.00%
Core capital (to adjusted total assets)	$262,792	6.42%	$163,712	4.00%	$204,667	5.00%
Tangible capital (to adjusted total assets)	$262,792	6.42%	$61,400	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$262,792	10.45%	N/A	N/A	$150,885	6.00%
December 31, 2002
Total capital (to risk-weighted assets)	$270,732	15.42%	$140,447	8.00%	$175,572	10.00%
Core capital (to adjusted total assets)	$240,725	7.47%	$129,104	4.00%	$161,128	5.00%
Tangible capital (to adjusted total assets)	$240,725	7.47%	$48,338	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$240,725	13.71%	N/A	N/A	$105,350	6.00%

        In addition, NetBank's subsidiaries engaged in mortgage banking must adhere to various HUD regulatory guidelines including required minimum net worth to maintain their FHA approved lending status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2003, Market Street, RBMG and Meritage were in compliance with HUD guidelines. NetBank and its subsidiaries are subject to various other capital requirements by secondary market investors and states. None of these capital requirements are more stringent than the OTS capital requirements. Failure to comply with these restrictions could have a material adverse impact on the Company's results of operations. Other than the side letter deficiency as described previously, at December 31, 2003, all of the capital requirements placed upon NetBank and its subsidiaries were met, and there have been no subsequent events that would lead management to believe that continued compliance would not be met in the future.

Future Outlook

        The Company is excited about the progress that it has made in becoming a premier provider of financial products and services to its targeted market segments. NetBank's strategy is multi-faceted, involving:

        Internet-only bank.    NetBank, FSB operates as an FDIC-insured, federally chartered thrift institution that currently serves over 165,000 customers throughout the United States and in approximately 20 foreign countries. NetBank, FSB operates a totally branchless model and passes on a portion of the cost savings to its customers in the form of attractive yields on deposits. NetBank, FSB's array of products and services are available to its customers 24 hours per day, seven days a week, and all 365 days during the year.

        Financial Intermediary.    Through its mortgage banking operations, the Company serves as an intermediary between consumers and institutional investors. The Company obtains mortgage loans by originating loans directly with consumers or through brokers or by buying closed loans from a network of correspondent banks, thrifts and independent mortgage companies. The majority of these loans are held for sale on the Company's balance sheet prior to delivery into the secondary market. The Company thus earns a long-term yield, on an asset held short-term, and also earns origination and servicing revenues and gains on the sale of the mortgages or resulting mortgage-backed securities.

        Transaction Processor.    The Company, through its Resource Mortgage Solutions division, sells its core mortgage lending competencies on a "private label" basis to community banks, credit unions and other financial businesses who don't have the technical expertise, technology or critical mass to open up their own mortgage lending operations. Late in 2003, the Company expanded its transaction processing capabilities by acquiring NPS. NPS is one of the top five providers of ATM services for retail and non-bank businesses, with 5,300 ATM machines and 178 merchant processing terminals deployed.

        Early in 2003, NetBank announced its five year strategy to diversify its earnings so that one third of its earnings are provided by each of its principal operating segments: retail bank, financial intermediary, and transaction processing.

        NetBank believes that its branchless, Internet-only retail banking model represents the future of retail banking. NetBank believes that its deposit base will continue to grow as Internet usage and Internet-based commerce grow. NetBank believes that it can continue to invest those deposits profitably in mortgage loans held temporarily for sale. NetBank also believes that its non-interest earnings in the form of fees and gain on sale resulting from its financial intermediary and transaction processing activities will provide a better diversity of earnings than the traditional banking model.

        While NetBank is optimistic about its short and long-term prospects, the following should be considered in evaluating its earnings and growth outlook.

        Dependence on Mortgage Banking Income.    Most of NetBank's earnings in 2003 were provided by its mortgage banking operations. Mortgage interest rates during 2003 were at historically low levels. This prompted refinance and home purchase mortgage volumes to grow to the highest levels in history. Total mortgage industry production volumes were just under $3.8 trillion for 2003. Interest rates began climbing during the third quarter of 2003, and production volumes have already dropped. The Mortgage Bankers Association of America's forecast calls for total mortgage production of just under $2.0 trillion for 2004, representing a 47% drop in volume from 2003. Although the Company believes that its offerings of adjustable rate products and non-conforming loan products will soften some of the impact of declines in available volume, there can be no assurance that the Company will be able to sustain current levels of production volumes. The following summarizes some of the major potential threats and opportunities of a rising rate scenario:

  Total production volume could decline, resulting in less net interest margin on loans held for sale, less gain on sale, and less production-related fee revenue.

  Gain on sale margins could be reduced due to increased competition for available mortgage application volume.

  Production costs per unit could rise as the result of a reduction in leverage gained on fixed costs (fixed costs are spread over a smaller number of units).

        This impact may be offset, in part, by the following additional potential effects of the rising rate environment:

  The value of servicing rights available for sale could increase as actual and forecasted prepayments go down. Although these assets are carried at the lower of cost or market, accounting rules allow for the reversal of previously provided reserves for impairment. At December 31, 2003, such reserves aggregated $58.3 million. Servicing hedge values would go down, offsetting a portion of the reserve recovery.

  With reduced prepayments, servicing revenues would improve.

  The Company could elect to take a portion of existing excess liquidity and liquidity freed up by the reduced loan production volume and invest in additional interest-earning assets at the, then, higher interest rates.

        Material Pending Litigation.    As discussed in Note 19 to the financial statements, the Company is involved in litigation with three insurance companies who are sureties on some of NetBank, FSB's commercial lease portfolios. NetBank, FSB has filed a claim for $45.7 million in principal and interest payments that are currently past due. The unpaid principal balance and unpaid interest balance total $78.6 million, and the Company maintains an allowance for losses against this portfolio of $21.2 million. The entire portfolio is on non-accrual status. The lawsuits are in the discovery stage. Although the Company believes that its case against the insurance companies is strong, there is no assurance that the suit will ultimately be decided in NetBank, FSB's favor nor is there any assurance as to the length of time it may take the Company to prevail. The following summarizes the material impact some of the possible outcomes could have on the results of the Company's operations for 2004 and beyond:

  A victory in the action or favorable settlement could result in the Company being able to restore these assets back to accrual status. The annual impact of non-accrual status in 2003 was $5.0 million. Likewise, the Company may be able to reverse a portion of its existing allowance for losses on these assets.

  A loss in the litigation or adverse settlement could result in the Company recording additional provisions for loss on these assets and the continuation of non-accrual status.

  Prolonged litigation could result in the continuation of non-accrual status, continued payment of large legal fees, and the potential for recording additional provisions for losses on these assets in the future.

ITEM 7a: Quantitative and Qualitative Disclosures about Market Risk

			If interest rates were to
	2003		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	25 basis points Estimated Fair Value		50 basis points Estimated Fair Value
Assets:
Cash and cash equivalents	$33,627	$33,627	$33,627	$33,627	$33,627	$33,627
Investment securities available for sale	454,348	454,348	450,515	458,182	446,673	462,016
Mortgage loans held for sale	1,933,208	1,943,183	1,910,512	1,975,323	1,877,251	2,006,714
Mandatory delivery commitments	(9,223)	(9,223)	20,736	(38,778)	51,431	(67,320)
Mortgage loan purchase commitments	3,104	3,104	(2,893)	10,104	(9,864)	16,203
Purchased option contracts	134	134	(1,322)	2,036	(2,408)	4,206
Loan and lease receivables-net of allowance for credit losses	1,756,960	1,775,163	1,765,961	1,783,881	1,756,435	1,791,949
Mortgage servicing rights	165,214	165,840	176,640	153,674	186,025	140,479
Swaps, swaptions, caps, floors and forward purchase commitments hedging mortgage servicing rights available for sale and the pipeline of mortgage servicing rights	14,778	14,778	7,454	23,836	1,432	35,095

Total interest rate sensitive assets	4,352,150	4,380,954	4,361,230	4,401,885	4,340,602	4,422,969
Non-interest rate sensitive assets	364,750	364,750	364,750	364,750	364,750	364,750

Total assets	$4,716,900	$4,745,704	$4,725,980	$4,766,635	$4,705,352	$4,787,719

Liabilities:
Non-interest bearing deposits	$198,884	$198,884	$198,884	$198,884	$198,884	$198,884
Interest bearing deposits	1,591,472	1,499,074	1,493,738	1,504,474	1,488,297	1,509,521
Interest bearing certificates of deposit	749,071	762,730	760,752	764,691	758,758	766,638
FHLB advances	962,825	979,872	978,512	981,161	977,103	982,450
Short-term borrowings	458,197	458,197	458,197	458,197	458,197	458,197
Subordinated debt	11,857	11,857	11,857	11,857	11,857	11,857

Total interest rate sensitive liabilities	3,972,306	3,910,614	3,901,940	3,919,264	3,893,096	3,927,547
Non-interest rate sensitive liabilities	314,244	314,244	314,244	314,244	314,244	314,244

Total liabilities	4,286,550	4,224,858	4,216,184	4,233,508	4,207,340	4,241,791

Shareholders' equity	430,350	520,846	509,796	533,127	498,012	545,928

Total liabilities and shareholders' equity	$4,716,900	$4,745,704	$4,725,980	$4,766,635	$4,705,352	$4,787,719

        The table above shows the carrying values and fair values of NetBank's portfolio of assets and liabilities. The data indicates that the net value of assets and liabilities exceeds that of their associated carry value. Most of this excess value is derived from the origination of interest bearing deposits.

Additionally, the table shows the exposure of the portfolio to instantaneous and parallel changes in market interest rates of 25 and 50 basis points. The data suggests that the company benefits in a decline in market interest rates, versus a rise in interest rates. This is commonly referred to as a liability sensitive position. The largest single component of unhedged market exposure is in loan and lease receivables. This category declines in theoretical value by $9.2 million for a 25 basis point increase in rates. This exposure is mitigated by the duration of interest bearing deposits having offsetting exposure of $7.3 million. As a simplifying assumption, this analysis assumes that risk exposure is passively rather than actively managed, in other words, management does not attempt to alter the balance sheet position to changing market levels. In practice, management closely monitors market exposure levels and manages the position.

        Market Risk.    NetBank's principal businesses are retail banking and the origination and purchase of mortgage loans. These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of NetBank's assets and liabilities are monetary in nature and fluctuations in interest rates will affect NetBank's future net interest income and cash flows. This interest rate risk is NetBank's primary market risk exposure. For the year ended December 31, 2003, the only derivative financial instruments that NetBank entered into were associated with hedging activities related to the portfolio of mortgage loans held for sale, the pipeline of mortgage loans for which the interest rate has been locked, the owned mortgage servicing rights portfolio and the mortgage servicing rights which NetBank intends to retain associated with the pipeline of mortgage loans for which the interest rate has already been locked. NetBank has no market risk-sensitive instruments held for trading purposes. NetBank's exposure to market risk is reviewed on a regular basis by NetBank's management.

        NetBank, FSB, like other savings banks, measures interest rate risk based on Net Portfolio Value ("NPV") analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. A NPV ratio is determined by dividing NPV by the present value of assets. The following table sets forth the estimated percentage change in NetBank, FSB's NPV ratios as of December 31, 2003, and December 31, 2002, assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB

Rate shock (in basis points)	As of 12/31/2003	As of 12/31/2002	Minimum as of 12/31/2003
+300	6.54%	9.60%	4.00%
+200	7.37%	9.74%	6.00%
+100	8.17%	9.81%	6.00%
Flat	8.66%	9.31%	6.00%
-100	9.07%	9.47%	6.00%

        Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENATARY DATA

Consolidated Financial Statements
NetBank, Inc.

Years ended December 31, 2003, 2002 and 2001
with Report of Independent Auditors

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	December 31,
	2003	2002
Assets
Cash and cash equivalents:
Cash and due from banks	$24,211	$34,687
Federal funds sold	9,416	76,878

Total cash and cash equivalents	33,627	111,565
Investment securities available for sale—at fair value (amortized costs of $449,972 and $636,991, respectively)	454,348	654,719
Stock of Federal Home Loan Bank of Atlanta—at cost	54,491	36,600
Loans held for sale	1,933,208	1,514,625
Loans and leases receivable—net of allowance for credit losses of $43,689 and $42,576, respectively	1,756,960	892,093
Mortgage servicing rights—net	165,214	88,502
Accrued interest receivable	14,713	12,839
Furniture, equipment and capitalized software—net	53,902	46,610
Goodwill and other intangibles—net	62,441	41,696
Due from servicers and investors	33,187	70,526
Receivable from unsettled trades	90,000	—
Other assets	64,809	57,777

Total assets	$4,716,900	$3,527,552

Liabilities and Shareholders' Equity
Liabilities:
Deposits	$2,539,427	$2,044,922
Other borrowed funds	1,421,022	882,488
Convertible subordinated debt	—	26,126
Subordinated debt	11,857	4,382
Accrued interest payable	9,098	13,266
Loans in process	30,756	45,734
Unsettled trades	131,707	—
Accounts payable and accrued liabilities	142,683	109,044

Total liabilities	4,286,550	3,125,962
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par (10,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,820,308 and 52,674,751 shares issued, respectively)	528	527
Additional paid-in capital	432,035	426,485
Retained earnings (deficit)	44,102	(2,568)
Accumulated other comprehensive income, net of taxes of $1,634 and $6,702, respectively	2,742	11,026
Treasury stock, at cost (5,235,538 and 4,024,193 shares, respectively)	(48,674)	(33,880)
Unearned stock compensation	(383)	—

Total shareholders' equity	430,350	401,590

Total liabilities and shareholders' equity	$4,716,900	$3,527,552

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	For the years ended December 31,
	2003	2002	2001
Interest income:
Loans and leases	$190,845	$132,988	$113,493
Investment securities	19,445	31,393	35,703
Short-term investments	340	2,374	2,320

Total interest income	210,630	166,755	151,516
Interest expense:
Deposits	49,784	55,162	60,687
Other borrowed funds	35,602	48,357	39,930

Total interest expense	85,386	103,519	100,617

Net interest income	125,244	63,236	50,899
Provision for credit losses	7,008	22,417	585

Net interest income after provision for credit losses	118,236	40,819	50,314

Non-interest income:
Service charges and fees	51,888	37,521	12,272
Gains on sales of loans and mortgage servicing rights	232,029	124,895	11,796
Gains on the early extinguishment of debt	—	67	—
Gains on sales of securities	11,394	5,781	3,531
Other income	15,233	8,897	—

Total non-interest income	310,544	177,161	27,599
Non-interest expense:
Salaries and benefits	132,667	93,925	17,996
Customer service	10,964	13,501	14,553
Loan servicing	2,140	5,649	5,582
Marketing	8,495	6,636	6,178
Data processing	16,092	12,722	7,473
Depreciation and amortization	15,801	15,312	6,353
Impairment and amortization of mortgage servicing rights	72,479	26,945	—
Office expenses	10,495	9,020	2,501
Occupancy	19,298	15,474	2,345
Travel and entertainment	4,484	3,096	505
Professional services	17,390	9,719	1,849
Other expenses	22,229	11,989	2,103
Prepayment penalties on the early extinguishment of debt	16,193	9,944	—
Acquisition and severance	—	10,085	—

Total non-interest expense	348,727	244,017	67,438

Income (loss) before income taxes	80,053	(26,037)	10,475
Income tax (expense) benefit	(29,539)	10,180	(3,874)

Net income (loss)	$50,514	$(15,857)	$6,601

Net income (loss) per share outstanding:
Basic	$1.05	$(0.36)	$0.23
Diluted	$1.04	$(0.36)	$0.22
Weighted average outstanding:
Basic	47,963	44,407	29,210
Diluted	48,645	44,407	29,770

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common shares		Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Treasury stock	Unearned compensation	Total
	(In Thousands)
Balance—January 1, 2001	30,013		$300	$251,579	$6,688	$(352)	$(7,608)	$—	$250,607
Comprehensive income:
Net income	—		—	—	6,601	—	—	—	6,601
Realized gain on sale of securities, net of taxes	—		—	—	—	(2,228)	—	—	(2,228)
Unrealized loss on securities, net of taxes	—		—	—	—	(1,068)	—	—	(1,068)

Comprehensive income									3,305
Purchase of shares of common stock for treasury, net of reissuances	—		—	—	—	—	(13,901)	—	(13,901)
Issuances of common stock	49		1	310	—	—	—	—	311
Issuance of stock in conjunction with acquisition	1,689		17	15,115	—	—	—	—	15,132

Balance—January 1, 2002	31,751		$318	$267,004	$13,289	$(3,648)	$(21,509)	$—	$255,454
Comprehensive loss:
Net loss	—		—	—	(15,857)	—	—	—	(15,857)
Realized gain on sales of securities, net of taxes	—		—	—	—	(3,648)	—	—	(3,648)
Unrealized gain on securities, net of taxes	—		—	—	—	18,322	—	—	18,322

Comprehensive loss	—		—	—	—	—	—	—	(1,183)
Purchase of shares of common stock for treasury, net of reissuances	—		—	18	—	—	(12,371)	—	(12,353)
Issuances of common stock	1,207		12	4,098	—	—	—	—	4,110
Issuance of stock in conjunction with acquisition	19,717		197	155,365	—	—	—	—	155,562

Balance—January 1, 2003	52,675		$527	$426,485	$(2,568)	$11,026	$(33,880)	$—	$401,590
Comprehensive income:
Net income	—		—	—	50,514	—	—	—	50,514
Realized gain on sales of securities, net of taxes	—		—	—	—	(7,190)	—	—	(7,190)
Unrealized loss on securities, net of taxes	—		—	—	—	(1,094)	—	—	(1,094)

Comprehensive income									42,230
Dividends declared on common stock	—		—	—	(3,844)	—	—	—	(3,844)
Purchase of shares of common stock for treasury, net of reissuances	—		—	(153)	—	—	(15,888)	—	(16,041)
Issuances of common stock	145		1	5,550	—	—	—	—	5,551
Unearned compensation, net of amortization	—		—	109	—	—	388	(383)	114
Issuance of stock in conjunction with acquisition				44		—	706	—	750

Balance—December 31, 2003	52,820	*	$528	$432,035	$44,102	$2,742	$(48,674)	$(383)	$430,350

*Note that the Company held 5,236 shares in treasury as of 12/31/2003.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
	(In thousands)
Operating activities:
Net income (loss)	$50,514	$(15,857)	$6,601
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,801	15,312	6,353
Amortization of premiums on investment securities, loan and lease receivables and debt	14,609	38,786	17,036
Gain on sales of furniture, fixtures and equipment	—	(2,800)	—
Origination of loans held for sale	(18,921,756)	(11,731,320)	(1,240,254)
Proceeds from sales of loans held for sale	18,631,997	11,448,761	1,173,381
Net gain on sales of mortgage loans and mortgage servicing rights	(232,029)	(124,895)	(11,796)
Capitalization of mortgage servicing rights	(211,273)	(141,222)	(25,708)
Proceeds from sales of mortgage servicing rights	62,726	163,298	28,593
Impairment and amortization of mortgage servicing rights	72,479	26,945	—
Gain on the early extinguishment of debt	—	(67)	—
Provision for credit losses	7,008	22,417	585
Changes in assets and liabilities which provide (use) cash:
(Increase) decrease in accrued interest receivable	(1,874)	157	(2,965)
Decrease (increase) in intangibles, due from servicers and other assets	29,722	71,128	(68,669)
Decrease in accrued interest payable	(4,168)	(4,637)	(522)
(Decrease) increase in loans in process	(14,978)	12,102	33,632
Increase (decrease) in accounts payable and accrued liabilities	31,556	(32,735)	26,874

Net cash used in operating activities	(469,666)	(254,627)	(56,859)

Investing activities:
Purchases of available for sale investment securities	(183,917)	(1,758,939)	(961,750)
Principal repayments on available for sale investment securities	103,955	230,683	115,239
Sales and maturities of available for sale securities	318,304	1,741,670	383,289
Gain on sales of investment securities	(11,394)	(5,781)	(3,531)
(Purchase) sale of Federal Home Land Bank Stock	(17,891)	18,939	(29,089)
Origination of loan and lease receivables	(1,521,091)	(422,420)	(992,150)
Principal repayments on loans and leases	744,444	698,885	612,008
Proceeds from sales of loans	—	226,056	—
Purchases of furniture, fixtures and equipment	(21,280)	(37,344)	(6,302)
Proceeds from disposal of furniture, fixtures and equipment	—	23,413	—
Acquisition, net of cash acquired	(18,796)	29,762	8,370
Net cash acquired in acquisition of deposits	—	—	69,573

Net cash (used in) provided by investing activities	(607,666)	744,924	(804,343)

Financing activities:
Increase in deposits	494,505	551,102	437,367
Proceeds from other borrowed funds	14,246,000	7,485,802	957,114
Repayments of other borrowed funds	(13,708,758)	(8,433,199)	(509,300)
Net proceeds from issuance of subordinated notes	7,475	4,382	—
Repurchase of convertible subordinated notes	(26,358)	(923)	—
Issuances of common stock	5,551	4,110	311
Net purchase of treasury stock	(15,177)	(12,353)	(13,901)
Dividend payments on common stock	(3,844)	—	—

Net cash provided by (used in) financing activities	999,394	(401,079)	871,591

Net (decrease) increase in cash and cash equivalents	(77,938)	89,218	10,389
Cash and cash equivalents:
Cash, beginning of period	111,565	22,347	11,958

Cash, end of period	$33,627	$111,565	$22,347

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$89,554	$109,378	$101,139
Cash paid during the period for income taxes	$1,821	$928	$2,730
Non-cash investing and financing activities:
Fair value of assets acquired	$11,727	$1,057,830	$248,740
Goodwill	14,107	17,662	19,736
Liabilities assumed	(5,875)	(919,930)	(247,284)
Stock issued in transaction	(750)	(155,562)	(15,132)

Cash paid for business	$19,209	$—	$6,060

NETBANK, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED 2003

1.     ORGANIZATION AND BASIS OF PRESENTATION

        NetBank, Inc. is a financial holding company that wholly owns the outstanding stock of NetBank, ("NetBank, FSB" or the "Bank"), a federal savings bank; Meritage Mortgage Corporation ("Meritage"), a wholesale non-conforming mortgage provider; MG Reinsurance Company ("MG Reinsurance"), a captive reinsurance company; NetInsurance, Inc., formerly known as RBMG Insurance Services, Inc. ("NetInsurance"), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities. NetBank, FSB also owns all of the outstanding stock of Market Street Mortgage Corporation ("Market Street"), a retail mortgage company, NetBank Payment Systems, Inc. ("NPS"), formerly Financial Technologies, Inc., a leading provider of ATM services for retail and other non-bank businesses and Resource Bancshares Mortgage Group, Inc. ("Resource"). Resource wholly owns RBMG, Inc. ("RBMG"), a wholesale mortgage banking company, and Republic Leasing Company, Inc. ("Republic Leasing"), a commercial financing company.

        NetBank acquired NPS on December 1, 2003. NetBank, Inc. acquired Resource on March 31, 2002, and subsequently reorganized the holding company structure as described above based on operational, licensing and funding needs. NetBank, Inc. acquired Market Street on June 29, 2001 and subsequently contributed Market Street to NetBank, FSB. Accordingly, the financial impact of NPS, Resource and Market Street are included from the dates of acquisition. The entire consolidated company is referred to herein as "NetBank" or "the Company".

        All figures are presented in thousands (000s) except share and per share data unless otherwise noted.

2.     ACQUISITIONS

        On December 1, 2003, NetBank, Inc. acquired all of the outstanding stock of Financial Technologies, Inc., subsequently renamed NetBank Payment Systems, Inc., pursuant to an agreement dated October 5, 2003. The consideration paid consisted of 77,674 shares of NetBank common stock and cash of $16 million. The Company accounted for the acquisition as a purchase and recorded approximately $12.6 million of goodwill and $4.8 million of contract intangibles. The Company may pay additional consideration if NetBank Payment Systems reaches specific financial goals over the next five years.

        Effective April 30, 2003, the Company acquired certain assets of Memorial Park Mortgage, LTD, a mortgage banking business, pursuant to an Asset Purchase and Assignment Agreement. The consideration paid, including transaction costs, was $3.2 million. The acquisition was accounted for as a purchase and, accordingly, all assets were recorded at fair value. As such, $2.0 million in goodwill, including transaction costs, was recorded.

        On March 31, 2002, NetBank consummated its acquisition of Resource pursuant to an Agreement and Plan of Merger dated November 18, 2001. In the merger, NetBank issued 1.1382 shares of NetBank common stock in exchange for each outstanding share of Resource common stock, equivalent to 19.7 million shares of common stock plus cash in lieu of fractional shares. The transaction was accounted for as a purchase, and a total of $20.6 million of goodwill was recorded.

        On March 28, 2001, NetBank, in a purchase business combination, acquired approximately 50,000 customer deposit accounts and related liabilities of approximately $75.7 million from CompuBank for $4.0 million in cash, plus related expenses and assumed liabilities. In conjunction with the transaction,

NetBank recorded the purchase price as a core deposit intangible to be amortized on a straight-line basis over a period of seven years.

        On June 29, 2001, NetBank, Inc. acquired all of the outstanding stock of Market Street pursuant to an agreement dated April 15, 2001, and amended as of June 29, 2001, among NetBank, Net Interim, Inc., Republic Bank, Republic Bancorp, Inc. and certain shareholders of Market Street. The consideration paid consisted of 1,689,000 shares of NetBank common stock valued at $8.96 per share and cash of $6.1 million. The acquisition was accounted for as a purchase, and approximately $20.1 million of goodwill was recorded.

        Pro-forma financial information assuming Market Street, Resource and NetBank Payment Systems were included in the results of operations for the entire twelve months for years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001
	(unaudited)
Net interest income	$125,244	$76,282	$81,927
Net income (loss)	$51,256	$(15,899)	$31,869
Basic earnings (loss) per share	$1.07	$(0.32)	$0.65
Diluted earning (loss) per share and common equivalent share outstanding	$1.05	$(0.32)	$0.64

3.     ACCOUNTING POLICIES

        The accounting and reporting policies of NetBank conform with accounting principles generally accepted in the United States of America and general practices within the banking and mortgage banking industries. Certain amounts from prior years have been reclassified to conform to current period presentation. The following is a summary of the more significant policies:

        Consolidation.    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Significant Estimates.    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain of these estimates relate to the Company's allowance for credit losses; the fair values of loans held for sale, loan and lease receivables, mortgage servicing rights, servicing hedges and the Company's other hedging instruments; and reserves for estimated losses on representations and warranties provided to purchasers of loans or mortgage servicing rights. Because of the inherent uncertainties associated with any estimation process and due to possible future changes in market and economic conditions that will affect fair values, it is possible that actual future results in realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.

        Cash and Cash Equivalents.    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits due from banks, and federal funds sold to banks. In addition, NetBank is required to maintain a cash reserve with the Federal Reserve Bank based on a graduated percentage of transaction accounts, which is also included in cash and cash equivalents. The reserve was $2,003 and $27,565 as of December 31, 2003 and 2002, respectively.

        Investment Securities Available for Sale.    Investment securities classified as available for sale are carried at fair value. Unrealized gains or losses, net of tax, on available for sale securities are reported as a net amount in other comprehensive income in the statement of shareholders' equity. Gains and losses from dispositions are based on the net proceeds and the adjusted carrying amounts of the securities sold using the specific identification method. Any decreases in investment value determined to be other than temporary are recognized in current period results. Premiums and discounts are recognized in interest income over the periods to maturity.

        Loans Held for Sale.    Commercial and mortgage loans held for sale are stated at the lower of aggregate cost or market ("LOCOM"). Derivatives used to hedge the fair value of mortgage loans held for sale are carried in the Company's balance sheet as assets or liabilities at fair market value. The Company has elected and its current instruments qualify for special hedge accounting for these derivatives under SFAS No. 133. Accordingly, changes in the value of derivatives used to hedge changes in the fair value of loans held for sale are recorded as cost basis adjustments to loans held for sale.

        Loan origination fees and costs related to loans originated for sale are capitalized and are recognized as a component of the gain or loss upon sale of the related principal balance.

        On occasion the Company has to repurchase certain non-performing loans. Upon repurchase of a loan, the Company initially capitalizes the current unpaid principal balance and related advances and any other related costs are charged against the reserve. The Company subsequently estimates the net realizable value of the repurchased loan portfolio and charges any estimated losses against the reserve.

        Loans and Leases Receivable.    Loan and lease receivables are stated at amortized cost, net of allowances for credit losses. Origination fees and certain direct origination costs associated with the Company's loans held for investment are capitalized and recognized as a yield adjustment. Premiums on loans purchased from third parties are capitalized and amortized over the estimated life of the loan as an adjustment to yield. Such premiums are classified with the loan balance to which they relate for financial reporting purposes.

        Lease receivables consist of direct finance equipment leases, which are carried at amortized cost, net of allowance for credit losses. Interest income is recognized monthly based on the net lease outstanding balance. Residuals are recognized monthly based on the estimated end-of-lease value and are included as an adjustment to interest income. Certain direct costs to originate lease receivables are deferred and recognized as an adjustment to yield over the estimated life of the lease.

        Allowance for Credit Losses.    The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio. Prior to 2003, the majority of NetBank's portfolio was purchased, with an estimate of the loss inherent in the purchased portfolio made and an allowance for credit losses recorded by adjusting the premium associated with the purchased loans at the time of purchase. Such premium is amortized over the life of the loan as an adjustment to yield. For loans and leases originated by NetBank for investment, allowances are established through a charge to current period earnings. Management determines the adequacy of the allowance based upon reviews of individual and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, the seller's reserve, and other pertinent factors. Any deterioration in a loan or lease pool occurring after the date of purchase is charged to the provision for credit loss. Loans and leases deemed uncollectible are charged to the allowance. Provisions for credit losses, net of recoveries on loans previously charged off, are added to the allowance.

        Mortgage Servicing Rights.    The Company allocates the total cost of a whole mortgage loan originated or purchased to the mortgage servicing rights and the loan (without servicing rights) based on relative fair values. The market value of servicing rights acquired in bulk transactions, rather than as by-products of the Company's loan production activities, is initially capitalized at the lower of cost or the estimated present value of future expected net servicing income. Amounts capitalized as mortgage servicing rights are amortized over the period of, and in proportion to, estimated future net servicing income. The Company assesses its capitalized mortgage servicing rights for impairment (on a stratified basis) based on the estimated market values of those rights. Impairments are recognized as a valuation allowance for each impaired stratum. The Company's analysis values such rights in consideration of current forward committed delivery prices, prevailing interest, prepayment and default rates, and other relevant factors as appropriate or allocable to each valuation stratum.

        Fees for servicing loans and leases are recognized monthly on an accrual basis based upon the terms of the underlying agreement. Generally, such agreements provide for fees based upon a percentage of the outstanding balance.

        The Company uses various derivatives to manage its interest rate and prepayment risk on its servicing portfolio. Under SFAS No. 133, the Company may elect, at its option, hedge accounting treatment for its servicing rights. If changes in the value of the servicing rights and the hedges meet certain correlation criteria, changes in the fair value of the servicing rights may be offset in the income statement by changes in the fair value of the hedging instrument. Under SFAS No. 133, the hedges are marked-to-market through the income statement as other income. Servicing rights not subject to special hedge accounting are valued at LOCOM under GAAP. When values go down, the impact is recorded through the income statement. When values go up, the increase may be recorded in earnings only to the extent of impairment reserves established by previous write downs of servicing under SFAS No. 125. The election for special hedge accounting treatment must be made at the beginning of the accounting period, in accordance with SFAS No.133.

        Gains and losses on sales of mortgage servicing rights are recognized at the sale date, which is the date the sales contract is closed and substantially all risks and rewards of ownership pass to the buyer.

        As a servicer of mortgage loans, the Company will incur certain losses in the event it becomes necessary to carry out foreclosure actions on loans serviced. Substantially all serviced agency-eligible loans are fully guaranteed against such losses by the securitizing government sponsored enterprise. The reserve for estimated losses on foreclosure, which is part of mortgage loans held for sale, is determined based on delinquency trends and management's evaluation of the probability that foreclosure actions will be necessary. The reserve for estimated losses on foreclosure was $706 and $268 at December 31, 2003 and 2002, respectively.

        Furniture, Equipment and Capitalized Software.    Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of each asset. NetBank evaluates the estimated useful lives of assets on a periodic basis to determine whether events or circumstances warrant revised estimated useful lives or whether any impairment exists as required by SFAS No. 144. Management believes no impairment existed at December 31, 2003.

        Certain costs incurred to develop internal use computer software are capitalized in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Such costs include external direct costs of materials and services consumed in developing internal use software and direct payroll and payroll-related costs for employees who devote time to the internal use software project. Once the capitalization criteria of the SOP have been met, such costs are classified as capitalized software and are amortized on a straight-line basis over three to five years once the software has been put into use.

        Goodwill and Other Intangible Assets.    The Company tests goodwill and other intangibles for impairment on an annual basis as prescribed in SFAS No. 142. Contract intangibles are amortized over the estimated lives of the contracts, and core deposit intangibles are being amortized on a straight-line basis over a remaining useful life of 4 years. During the year ended 2001, goodwill was being amortized over a 25-year life; however amortization of goodwill was discontinued as of January 1, 2002, upon the adoption of SFAS No. 142. Reference is made to Note 9 within these consolidated financial statements for additional details regarding goodwill and other intangibles.

        Other Real Estate Owned.    Other Real estate owned (REO) is carried at the lower of the original carrying amount or fair value less costs to sell.

        Interest Income on Loans.    Interest on loans is generally recorded over the term of the loan based on the unpaid principal balance. Accrual of interest is discontinued when either principal or interest becomes 90 days past due or when, in management's opinion, collectibility of such interest is doubtful. In addition, any previously accrued interest is reversed when the loan becomes 90 days contractually past due.

        Sales of Mortgage Loans.    Gains or losses on the sale or securitization of loans are determined at settlement date and are measured by the difference between the net proceeds and the net carrying amount of the underlying mortgage loans.

        Liabilities for Representations and Warranties.    The Company establishes reserves for its liabilities under representations and warranties provided to purchasers of its mortgage loans and mortgage servicing rights. The Company follows the guidance set forth in SFAS No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to calculate the estimated loss on future repurchased loans or mortgage servicing rights. The reserve is provided through a current period reduction of gain on sale. Such provision is based on historical repurchase frequency and loss severity by vintage production year.

        Mortgage Loan Purchase/Funding Commitments.    The Company records the value of its rate lock commitments (rate locks) given to borrowers, correspondents or brokers in other assets or other liabilities in its balance sheet. These assets or liabilities are measured by the change in value from the date of rate lock to the balance sheet dates.

        Advertising.    NetBank expenses the cost of advertising over the period that the campaign runs. As of December 31, 2003 and December 31, 2002 the Company had capitalized advertising costs of $2 and $754, respectively.

        Income Taxes.    Provisions for income taxes are based upon amounts reported in the statements of operations and include deferred taxes for net operating loss carryforwards generated prior to the year ended December 31, 2003 and temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the temporary differences are expected to reverse. NetBank records a valuation allowance when management believes it is more likely than not that deferred tax assets will not be realized.

        Net Income (Loss) Per Share.    NetBank computes basic net income per common share based on the weighted average number of common and common equivalent shares outstanding during the year. Diluted net income per common and common equivalent share is computed based on the weighted average number of common and potentially dilutive common shares outstanding during the year.

        Derivatives Designated as Hedges.    The Company tests the fair value hedges related to its mortgage loans held for sale and mortgage servicing rights at inception and on an ongoing basis to determine that the derivatives are highly effective in offsetting changes in fair values of the respective hedged items.

        If a derivative fails to meet hedge effectiveness tests, if hedge designation for a derivative is discontinued, or if the asset or liability being hedged is disposed of, the derivative is marked-to-market through the statement of operations.

        Gains and losses on derivatives hedging servicing assets are included in other income. Gains and losses on derivatives hedging mortgage loan purchase/funding commitments and mortgage loans held for sale are included in gains on sale of loans and mortgage servicing rights.

        Stock Options.    At December 31, 2002 the Company established the 1996 Stock Incentive Plan (the "Plan"), which is described more fully in Note 16. The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the year ended
	2003	2002	2001
Net income (loss), as reported	$50,514	$(15,857)	$6,601
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,784)	(2,549)	(711)

Pro forma net income (loss)	$47,730	$(18,406)	$5,890

Earnings (loss) per share:
Basic—as reported	$1.05	$(0.36)	$0.23
Basic—pro forma	$1.00	$(0.41)	$0.20
Diluted—as reported	$1.04	$(0.36)	$0.22
Diluted—pro forma	$0.98	$(0.41)	$0.20

        In addition, for the year ended December 31, 2003 compensation expense of $114 related to restricted stock awards was recognized and included in the statement of operations.

New Accounting Pronouncements.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. As of December 31, 2003 the Company had $17.9 million of reserves for estimated future losses. The reserve was established through charges to current period gain on sale based on 1999 to 2003 loan sales.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("Interpretation") No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 is applied immediately to variable interest entities ("VIEs") created after January 31, 2003 and, with respect to variable interests held before February 1, 2003 Interpretation No. 46 will apply beginning with interim and annual periods ending on or after December 15, 2003. Interpretation No. 46 addresses consolidation by business enterprises of VIEs which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entities' activities through voting rights or similar rights; or (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Adherence to FIN 46 did not have a significant impact on the financial condition or results of operations of the Company.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Adoption of FASB statement No. 150 had no impact on NetBank's results of operations, balance sheet or cash flows.

4.     INVESTMENT SECURITIES

        The following tables set forth the amortized cost, estimated fair value and gross unrealized gains and losses of the Company's investment securities, all of which as of December 31, 2003 and 2002, were classified as available-for-sale:

As of December 31, 2003	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$191,492	$1,243	$114	$192,621
Collateralized mortgage obligations	1,356	108	—	1,464
U.S. government agencies	224,435	2,743	—	227,178
Corporate bonds	29,094	411	187	29,318
Habitat bonds and other	3,595	172	—	3,767

Total	$449,972	$4,677	$301	$454,348

As of December 31, 2002	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$121,868	$3,222	$—	$125,090
Collateralized mortgage obligations	8,774	159	9	8,924
U.S. government agencies	493,159	15,079	—	508,238
Corporate bonds	9,679	—	971	8,708
Habitat bonds and other	3,511	248	—	3,759

Total	$636,991	$18,708	$980	$654,719

        The following table sets forth the amount of investment securities, which mature during each of the periods indicated, and the weighted average yields for each range of maturities at December 31, 2003. The actual maturity of the investments securities may differ from contractual maturity as certain of the investment securities are subject to call provisions, which allow the issuer to accelerate the maturity date of the security:

	Contractually maturing
As of December 31, 2003	Less than 1 year	Weighted average yield	1-5 years	Weighted average yield	5-10 years	Weighted average yield	Greater than 10 years	Weighted average yield
Mortgage pool securities	$—	—	$—	—	$—	—	$192,621	3.45%
Collateralized mortgage obligations	—	—	—	—	24	7.09%	1,440	7.82%
U.S. government agencies	—	—	—	—	227,178	3.84%	—	—
Corporate bonds	—	—	—	—	—	—	29,318	2.45%
Habitat bonds and other	—	—	—	—	—	—	3,767	5.50%

Total	$—	—	$—	—	$227,202	3.84%	$227,146	3.38%

        The amortized cost and estimated fair value of NetBank's investment securities at December 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to call or prepay obligations with or without call or prepayment penalties:

As of December 31, 2003	Amortized Cost	Estimated Fair value
Due in less than one year	$—	$—
Due in more than one year but less than five years	—	—
Due in more than five year but less than ten years	224,460	227,202
Due after ten years	225,512	227,146

	$449,972	$454,348

        The Company sold $318 million of investment securities available for sale during 2003, compared to sales of $1.0 billion during 2002. Additionally, the Company recorded impairment charges of $794 on two variable rate, long-term corporate bonds during 2003. The bonds had traded under book value for an extended period of time due to widening credit spreads. Both bonds carry a Standard & Poor's "A- rating".

        At December 31, 2003, $359 million of the Company's investment securities were pledged as collateral to the Federal Home Loan Bank of Atlanta. At December 31, 2003, the Company held 13 investment securities with a total book value of $158 million and a total fair value of $160 million that were issued by the Federal Home Loan Mortgage Corporation, and it held 6 investment securities with a total book value of $193 million and a total fair value of $195 million issued by the Federal National Mortgage Association. The securities held from each of the two issuers represent over 10% of the Company's total capital.

5.     LOANS AND LEASES RECEIVABLE

        NetBank's portfolio of loan and lease receivables consist primarily of internally originated 1-4 family mortgages, home equity loans, automobile loans and small business equipment finance leases. Prior to its acquisition of Resource in 2002, NetBank purchased packages of loans and leases from other financial institutions. The institution selling the loan typically retained the servicing right. Since the second quarter of 2002, NetBank has been able to generate an adequate volume of assets through its mortgage and other lending operations; therefore, it no longer makes bulk loan purchases.

        At December 31, 2003 and 2002, the Company had net premiums on its loan receivables of $25,199 and $18,164, respectively. At December 31, 2003, 14%, 11%, 9%, 7% and 6% of NetBank's loan and lease receivables were with customers residing in California, Massachusetts, Florida, Minnesota and Colorado, respectively. NetBank did not make any bulk purchases of loans or leases from outside parties during 2003. The following is a summary of loans and leases purchased from outside parties during 2002:

Types of Loans Purchased	Principal Amount	Premium Amount	Range of Stated Interest Rates
First mortgages	$18,770	$(64)	6.24%
Second mortgages	18,110	(198)	8.34-8.54%
Commercial	25,000	—	6.25%
Leases	152,582	—	7.00%

Total	$214,462	$(262)

        The following is a summary of NetBank's loan and lease receivables as of December 31:

	2003		2002
	Amount	%	Amount	%
Residential mortgages	$1,309,689	72.7%	$545,120	58.3%
Leases	345,540	19.2%	305,276	32.7%
Home equity lines	50,816	2.8%	82,051	8.8%
Consumer	1,880	0.1%	2,025	0.2%
Auto	92,724	5.2%	9	0.0%
Construction	—	0.0%	188	0.0%

Total	1,800,649	100.0%	934,669	100.0%
Less allowance for credit losses	(43,689)		(42,576)

Total	$1,756,960		$892,093

        The following table sets forth certain information at December 31, 2003, regarding the dollar amount of loans and leases maturing in the loan and lease receivables portfolio, based on contractual terms to maturity. Loans or leases having no stated schedule of repayments and no stated maturity are reported as due in one year or less:

	Due 1 year or less	Due 1-5 years	Due after 5 years	Total
Residential mortgages	$3,264	$3,452	$1,302,973	$1,309,689
Leases	171,735	169,676	4,129	345,540
Auto	33	92,063	628	92,724
Home equity lines	1,917	706	48,193	50,816
Consumer	1,880	—	—	1,880

Total	$178,829	$265,897	$1,355,923	$1,800,649

        The following table segregates the Company's loan and lease receivables by fixed and floating interest rates as of December 31, 2003:

	Fixed rate	Floating rate	Total
Residential mortgages	$141,062	$1,168,627	$1,309,689
Leases	345,540	—	345,540
Auto	92,724	—	92,724
Home equity lines	—	50,816	50,816
Consumer	373	1,507	1,880

Total	$579,699	$1,220,950	$1,800,649

        NetBank's lease receivables consist primarily of small business equipment leases originated and serviced by its subsidiaries, Republic Leasing and NetBank Payment Systems. In addition to its originated lease receivables, NetBank owns a portfolio of purchased lease receivables originated by CMC. The CMC lease portfolio was placed on non-accrual status during the first quarter of 2002 and is the subject of litigation with three insurance companies acting as sureties. NetBank's lease receivables, excluding the CMC lease portfolio, are summarized as follows:

	2003	2002
Lease receivables	$319,036	$265,841
Less unearned discount	(52,281)	(39,157)
Less allowance for credit losses	(10,427)	(8,979)

Net book value	$256,328	$217,705

        The components of NetBank's investment in such leases are summarized as follows:

	2003	2002
Minimum lease payments due from lessees	$304,250	$253,231
Estimated residuals	2,882	2,810
Initial direct costs, net	11,904	9,800

Total	$319,036	$265,841

        The maturities of minimum lease receivables, including lease residuals, are as follows:

	2003	2002
2004	$107,019	$97,151
2005	83,145	72,210
2006	58,945	47,739
2007	36,940	26,914
2008	16,329	10,929
2009 and thereafter	4,754	1,098

Total	$307,132	$256,041

        At December 31, 2003, the average lease size was approximately $31. At December 31, 2003, 20%, 9%, 8%, 7%, and 4% were located in the states of California, Texas, Florida, New York, and Georgia, respectively. At December 31, 2003, 14% of lease receivables were collateralized by medical equipment, 13% by restaurant equipment, 7% by rental equipment, 7% by automotive equipment and 6% by hair salon equipment. In most instances, the Company requires a security deposit equal to one monthly payment and personal guarantees. At December 31, 2003, NetBank held security deposits and sales and property taxes for the benefit of lessees of $9.8 million.

6.     ALLOWANCE FOR CREDIT LOSSES

        The following is a summary of the allowance for credit losses for the years ended December 31:

	2003	2002	2001
Beginning balance	$42,576	$22,865	$13,421
Allowance recorded in connection with the purchase of loan pools	—	7,257	11,456
Provision for credit losses	7,008	22,417	585
Allowance acquired in connection with acquisition of Resource	—	1,828	—
Allowance transferred to held for sale	—	(3,270)	—
Charge-offs:
Residential mortgages	(1,486)	(6,126)	(1,384)
Leases	(5,775)	(3,190)	(15)
Home equity lines	(557)	(555)	(1,307)
Consumer	(236)	(270)	(69)
Auto	(124)	(116)	(62)

	(8,178)	(10,257)	(2,837)
Recoveries:
Residential mortgages	165	65	148
Leases	1,909	1,387	—
Home equity lines	162	258	90
Consumer	3	25	—
Auto	44	1	2

	2,283	1,736	240
Total charge-offs, net	(5,895)	(8,521)	(2,597)

Ending balance	$43,689	$42,576	$22,865

        NetBank considers a loan or lease receivable to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan or lease agreement. NetBank measures impairment of a loan or lease on a loan-by-loan or lease-by-lease basis. Amounts of impaired loans that are not probable of collection are charged off immediately. NetBank had $82,816 and $87,025 of impaired, non-accrual loan and lease receivables as of December 31, 2003 and 2002, respectively. The purchased CMC lease portfolio represents $78,583 of the $82,816 total impaired, non-accrual loan and lease receivables as of December 31, 2003. Reference is made to note 19 for additional detail regarding the CMC lease portfolio. On average NetBank held approximately $85,519 and $108,110 of impaired, non-accrual loans during 2003 and 2002, respectively. Additionally, NetBank held approximately $46,409 and $39,351, of impaired, non-accrual mortgage loans classified as held for sale as of December 31, 2003 and 2002, respectively. Loans held for sale are carried at the lower of cost or market, and therefore, any impairment to a loan's value would already be reflected in both the balance sheet and statement of operations. Foregone interest for the years ended December 31, 2003 and 2002, was approximately $6.8 million and $8.9 million, respectively. NetBank had $3,765 and $3,485 in other real estate owned resulting from foreclosures at December 31, 2003 and 2002, respectively. NetBank had $5,309 and $4,988 of loans that were restructured as of December 31, 2003 and 2002, respectively. The Company's other real estate owned consists almost entirely of residential properties acquired through foreclosure.

7.     FAIR VALUE AND IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

        For purposes of evaluating its mortgage servicing rights portfolio for impairment, the Company disaggregates its servicing portfolio into two primary segments: available for sale and held for sale.

        The segment of the portfolio designated as available for sale is composed of servicing rights that were retained out of production pursuant to individual portfolio retention decisions or purchased in bulk transactions. As of December 31, 2003, the Company is retaining the majority of its conventional mortgage loan servicing rights. The available for sale portfolio is disaggregated for purposes of measuring potential impairments according to defined risk tranches. The Company has defined its risk tranches based upon interest rate band and product type. With respect to each such risk tranche, the fair value thereof, which is based upon an internal analysis that considers current market conditions, prevailing interest rates, prepayment speeds, default rates and other relevant factors, is compared to amortized carrying values of the mortgage servicing rights for purposes of measuring potential impairment.

        The segment of the portfolio designated as held for sale is composed of recently produced servicing rights that are scheduled for sale and have been allocated to specific forward servicing sales contracts. The held for sale portfolio is disaggregated for purposes of measuring possible impairments according to the specific forward sales contracts to which allocated, which the Company has determined to be the appropriate approach to disaggregation by predominant risk characteristic for this portfolio segment. For each such risk tranche, the fair value is based upon the allocated forward committed delivery price, which is compared to amortized carrying value for purposes of measuring potential impairment.

        At December 31, 2003, the following amounts related to the Company's servicing rights portfolio:

	Available for sale	Held for sale
UPB	$12,293,325	$250,338
Carrying value	$162,030	$3,184
Carrying value / UPB	1.32%	1.27%
Fair value	$162,656	$3,184
Fair value / UPB	1.32%	1.27%
Weighted average note rate	6.09%	5.82%
Weighted average service fee	0.33%	0.32%
Net Basis as multiple	3.99	3.91

        At December 31, 2003, key economic assumptions and the sensitivity of the current fair value of available for sale servicing cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

	2003	2002
Fair value	$162,656	$75,273
Weighted average life in years	5.0	3.6
Prepayment speed assumption (annual rate)	14.90%	24.50%
Impact on fair value of 10% adverse change	$(8,550)	$(4,972)
Impact on fair value of 20% adverse change	$(16,439)	$(9,377)
Discount rate	9.68%	9.40%
Impact on fair value of 10% adverse change	$(5,798)	$(2,373)
Impact on fair value of 20% adverse change	$(11,293)	$(4,530)

        The sensitivities above are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table above, the effect of a variation in a particular assumption on the fair value of the available for sale servicing rights is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. The analysis above excludes the impact of the Company's hedge of the available for sale servicing rights.

        For the years ended December 31, 2003, and 2002, the Company capitalized $211,273 and $141,222 in mortgage servicing rights. In addition, for the years ended December 31, 2003, and 2002, the Company incurred amortization expense of $28,655 and $12,516 related to its mortgage servicing rights. Delinquency rates on the Company's mortgage servicing rights were 4.15% and 5.74% as of December 31, 2003 and 2002, respectively.

        The following summarizes changes in the mortgage servicing rights available for sale impairment reserve for the years ended December 31, 2003, and 2002:

	2003	2002
Balance as of January 1	$14,429	$—
Servicing valuation impairment	43,824	14,429

Balance as of December 31	$58,253	$14,429

8.     FURNITURE, EQUIPMENT AND CAPITALIZED SOFTWARE

        Furniture, equipment and capitalized software as of December 31, 2003 and 2002, are summarized as follows:

		As of December 31,
	Estimated Useful Lives
		2003	2002
Furniture and fixtures	7 years	$23,568	$22,568
Equipment	5-7 years	10,931	10,205
Software	3-5 years	43,001	37,561
Land		2,983	2,852

Total		80,483	73,186
Less accumulated depreciation and amortization		26,581	26,576

Furniture, equipment and capitalized software, net		$53,902	$46,610

        During the year ended December 31, 2003, the Company recognized $9,030 and $6,771 of amortization and depreciation expense, respectively. During the year ended December 31, 2002, the Company recognized $10,014 and $5,298 of amortization and depreciation expense, respectively.

9.     GOODWILL AND OTHER INTANGIBLES

        Goodwill and other intangibles consists primarily of $265 of goodwill related to the acquisition of Premier Bank in 1997, $19.7 million in goodwill related to the acquisition of Market Street in 2001, $20.6 million of goodwill related to the acquisition of Resource in 2002, $2.0 million of goodwill related to Market Street's acquisition of Memorial Park Mortgage in 2003, and $12.6 million of goodwill and $4.8 million of contract intangibles related to the acquisition of NetBank Payment Systems in 2003. NetBank has $2.5 million of core deposit intangibles related to the acquisition of certain deposit accounts from CompuBank in 2001. The core-deposit intangibles are being amortized on a straight-line basis over a remaining useful life of 4 years. The purchased contract intangibles are being amortized based over the useful lives of the contracts and have a weighted average useful life of 41 months. As required by SFAS No. 142, the Company ceased amortization of goodwill on January 1, 2002. As of December 31, 2003, accumulated amortization for goodwill and other intangible assets was $4,954. An annual impairment analysis was performed during 2003 and it determined that goodwill and core deposit intangibles were not impaired. The 2002 analysis indicated that goodwill was not impaired but the core deposit intangible was impaired by $2,469. The Company will perform an impairment analysis at least annually and will record an impairment charge if goodwill or an intangible is found to be impaired. In the table below, reported net income (loss) is reconciled to adjusted net income (loss) exclusive of amortization expense.

	For the year ended December 31,
	2003	2002	2001
Reported net income (loss)	$50,514	$(15,857)	$6,601
Goodwill amortization	—	—	251

Adjusted net income (loss)	$50,514	$(15,857)	$6,852

Basic earnings per share:
Reported net income (loss)	$1.05	$(0.36)	$0.23
Goodwill amortization	—	—	0.01

Adjusted net income (loss)	$1.05	$(0.36)	$0.24

Diluted earnings per share:
Reported net income (loss)	$1.04	$(0.36)	$0.22
Goodwill amortization	—	—	0.01

Adjusted net income (loss)	$1.04	$(0.36)	$0.23

        The changes in carrying amount of goodwill and intangible assets by segment for the year ended December 31, 2003 are as follows:

Goodwill and Intangible Assets:

	Retail Banking	Mortgage Banking	Other	Total
Balance as of December 31, 2001	$6,362	$19,736	$—	$26,098
Goodwill acquired during the year	—	17,720	—	17,720
Intangible asset acquired during the year	—	—	1,114	1,114
Acquired intangible asset impairment	(2,469)	—	—	(2,469)
Amortization	(767)	—	—	(767)

Balance as of December 31, 2002	3,126	37,456	1,114	41,696
Goodwill acquired during the year	—	1,954	12,567	14,521
Intangible asset acquired during the year	—	—	4,816	4,816
Purchase accounting adjustment	—	2,938	—	2,938
Amortization	(605)	—	(925)	(1,530)

Balance as of December 31, 2003	$2,521	$42,348	$17,572	$62,441

        The Company recorded a $2.9 million purchase accounting adjustment due to certain pre-acquisition contingencies related to representations and warranties related to loans sold by Resource to third party purchasers prior to its acquisition by the Company.

        The expected tax deductibility of goodwill in future periods as of December 31, 2003 was $18.5 million.

        The expected amortization of intangibles over the next five years is summarized as follows:

2004	$1,465
2005	$1,354
2006	$1,257
2007	$1,173
2008	$495

10.   DEPOSITS

        The following table sets forth the dollar amount of deposits and weighted average interest rates being paid as of the specified date in the various types of deposit programs offered by the Company:

	As of December 31, 2003			As of December 31, 2002
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$198,884	7.8%	N/A	$227,490	11.1%	N/A
Interest bearing:
Checking accounts	228,178	9.0%	1.4%	163,938	8.0%	1.6%
Money market	1,363,294	53.7%	1.9%	811,873	39.7%	2.3%
Certificate of deposit under $100	632,602	24.9%	2.8%	720,399	35.2%	3.4%
Certificate of deposit over $100	116,469	4.6%	2.8%	121,222	6.0%	3.4%

Total deposits	$2,539,427	100.0%		$2,044,922	100.0%

        Accrued interest as of December 31, 2003 related to checking, money market and certificates of deposit accounts was $81, $801 and $5,686, respectively. Accrued interest as of December 31, 2002 related to checking, money market, and certificates of deposit accounts was $71, $512 and $9,318, respectively. At December 31, 2003 and 2002, $664 and $641 of overdrawn deposits were reclassified as loans, respectively. NetBank's deposits include approximately $200 million of escrow funds relating to mortgage servicing activities of its subsidiaries.

        At December 31, 2003, the scheduled maturities of certificates of deposit were as follows:

	Certificate amounts	Average rate paid on certificates
3 months or less	$241,187	1.53-6.12%
3-6 months	159,506	1.69-4.41%
6-12 months	189,005	1.73-4.21%
12 or more months	159,373	1.88-5.26%

Total	$749,071

        At December 31, 2003, certificates of deposits with maturities occurring after December 31, 2004 were as follows:

Certificate Amounts
2005	$47,612
2006	5,343
2007	55,125
2008	51,293

$159,373

        At December 31, 2003, the scheduled maturities of certificates of deposit over $100 were as follows:

Maturity of certificates of deposit over $100	Certificate amounts
3 months or less	$33,975
3-6 months	16,756
6-12 months	29,481
12 or more months	36,257

Total	$116,469

11.   BORROWINGS

        A summary of borrowings and available borrowings, grouped by year of maturity, as of December 31, 2003 follows:

Type of Borrowing	Year of maturity	Range of stated interest rates	Principal amount outstanding
$0.5 million line of credit	2004	Prime*	$—
$100 million warehouse line of credit	2004	2.01% to 2.78%*	—
$250 million master repurchase facility	2004	2.26%*	192,641
$625 million FHLB warehouse line	2003	DRC + 0.50%*	—
$200 million master repurchase facility	2004	2.37%	158,263
FHLB warehouse line	2004	DRC +0.50% to 4.45%*	691,825
FHLB advances	2005	5.63% - 7.41%	126,000
FHLB advances	2006	5.63%	20,000
Note Payable	2007	5.95%*	202
FHLB advances	2008	1.90% - 1.92%	100,000
Note Payable	2008	5.95%*	1,054
FHLB advances	2009	4.64%	25,000
Subordinated Debt	2032	LIBOR + 3.35%	4,382
Subordinated Debt	2033	LIBOR + 3.25%	4,382
Subordinated Debt	2034	LIBOR + 2.85%	3,093
$175 million master repurchase facility	N/A	1.52%*	106,037

Total Debt			$1,432,879

*
Indicates a variable rate.

        Average rates on short-term borrowings decreased from 2.93% for the year ended December 31, 2002 to 1.862% for the year ended December 31, 2003.

        At December 31, 2003, all of the Federal Home Loan Bank ("FHLB") advances were fixed rate. Six advances, however, totaling $215,000 may be converted at the FHLB's option to adjustable rate based on the three month floating LIBOR. The FHLB warehouse line is a $625,000 adjustable line of credit with a floating rate based on the daily rate credit ("DRC") plus 50 basis points used to fund mortgages originated by Market Street and RBMG. All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans. At December 31, 2003, NetBank had pledged $358,814 of investment securities and $1,158,485 of loans to the FHLB as collateral for various FHLB advances. In addition to the transactions summarized above, the Company entered into commitments in December 2003 scheduled to settle in the first quarter of 2004 for advances totaling $90,000. Until the settlement date, these commitments are reflected in Unsettled Trades on the balance sheet.

        During 2002, through a private pooled transaction, NetBank issued subordinated debt totaling $4,382. The issuance is held in a trust, NBI Trust I, which issued outstanding trust preferred securities to purchase the Company's subordinated debt. The securities carry a variable rate and were initially priced at LIBOR plus 3.35% with a cap of 12.5% through January 2008. Interest payments and the resetting of the rate both occur on a quarterly basis. The securities are scheduled to mature in December 2032 and cannot be redeemed by NBI Trust I for a minimum of five years. During 2003

NetBank completed two additional issuances of subordinated debt through two newly formed trusts including $4,382 to NBI Trust II and $3,093 to NBI Trust III. The terms of the 2003 issuances are similar to those of the NBI Trust I securities.

        Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line), the master repurchase facilities and commercial paper conduit facility were secured by $678 million of mortgage loans, and are subject to restrictive covenants. The covenants include certain minimum net worth requirements, minimum tangible net worth requirements, certain minimum financial ratios, maintenance of servicer eligibility for various government agencies, a minimum balance in the mortgage servicing rights portfolio and certain minimum liquidity requirements, which are all defined in the terms of the related debt agreements. In addition, the covenants restrict the types of business activities in which the Company may engage. NetBank was in compliance with all debt covenants in place as of December 31, 2003. Although management anticipates complying with all current debt covenants, there can be no assurance that NetBank or its individual subsidiaries will be able to comply with all debt covenants in the future. Failure to comply could result in the loss of the related financing.

        Borrowings, including unfunded borrowings, by year of maturity are summarized below:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Repurchase facilities	$456,941	$—	$—	$—	$456,941
FHLB advances	691,825	146,000	125,000	—	962,825
Subordinated notes	—	—	—	11,857	11,857
Notes Payable	—	202	1,054	—	1,256
Unfunded Borrowings	—	—	—	90,000	90,000

	$1,148,766	$146,202	$126,054	$101,857	$1,522,879

12.   LEASE COMMITMENTS

        NetBank leases its facilities and certain other equipment under operating lease agreements. Major leases of office space relate to locations in Georgia, South Carolina, Florida, and Oregon. Leases related to the Company's Georgia and Oregon office space are renewable for five years provided the lessor is given written notice within a specified period of time. The leases related to office space in South Carolina and Florida are nonrenewable. All leases referred to above have escalation clauses based on stated agreed upon terms. Future minimum non-cancelable payments as of December 31, 2003 under operating lease agreements are as follows:

2004	$8,560
2005	$7,782
2006	$6,024
2007	$2,305
2008	$2,027

        Rent and lease expense for the years ended December 31, 2003, 2002 and 2001, was $11,999, $9,317 and $1,955, respectively.

        The Company has subleased various properties that it no longer occupies. Future minimum non-cancelable payments as of December 31, 2003, under these sublease agreements are as follows:

2004	$349
2005	$286
2006	$172

13.   EMPLOYEE BENEFITS

        During 2003, the Company maintained the NetBank, Inc. 401(k) Plan, ("the Plan"), which covers all eligible employees of the Company. Employees are eligible to participate in the Plan if they are at least 21 years of age and have completed six months of service. Plan participants may elect to have an unlimited percentage of their pretax earnings contributed to the Plan and such contributions are generally tax-deferred. However, no participant could make annual contributions in excess of $12 for the year ended 2003, as provided by the Internal Revenue Service ("IRS"). Each year, in addition to the salary deferral, the Company may make contributions on the participants' behalf through matching contributions, profit sharing contributions, and qualified nonelective contributions. Each of these contributions is made annually at the discretion of the Board of Directors. During 2003, the Company matched 100% of the first three percent of participants' contributions and 50% of the next three percent of participants' contributions, limited to $4.5 per participant. In addition, the Company contributed an additional two percent of participants' earnings, limited to $2 per participant, to the Plan. All participants vest in both matching and discretionary balances in their accounts at a rate of 25% per year for each year of service, except those participants who were hired before April 30, 2002, and participating in the NetBank, Inc. Employees Retirement Plan. These employees vest at a rate of 34% after one year of service, 67% after two years, and 100% after three years. The NetBank, Inc. Employees Retirement Plan was maintained by NetBank until December 31, 2002, and covered eligible NetBank employees who were employed by NetBank prior its acquisition of Resource. This plan and the Resource Bancshares Mortgage Group, Inc. Retirement Savings Plan were merged into the Plan as of December 31, 2002. The Company expensed $4,567, $3,032, and $217 in 2003, 2002, and 2001, respectively, related to all 401(k) plans.

        On July 1, 2002, the Company established the NetBank, Inc. Employee Stock Purchase Plan, ("the Stock Plan"), to allow participants to purchase stock in the Company through payroll deduction. The Stock Plan purchases treasury shares from the Company once every quarter at 85% of the market value of the stock on the purchase date. Employees are eligible to enroll in the Stock Plan on January 1, April 1, July 1, and October 1. There was no expense recognized during 2003 related to the Stock Plan.

        Prior to acquisition of Resource, the Company adopted an "Executive Supplemental Retirement Plan" and a "Director Supplemental Retirement Plan", together referred to as the "BOLI Plan", for key members of senior management and the Board of Directors. The BOLI Plan provides for an annual benefit payable at normal retirement, age 65, targeted at 40% of final compensation projected at an assumed 4% salary progression rate. Actual total benefits payable under the BOLI Plan are dependent on an indexed retirement benefit formula, which accrues benefits equal to the aggregate after-tax income of associated life insurance contracts less the Company's tax-effected cost of funds for that plan year. While benefits are guaranteed until the respective participant's projected mortality, the total lifetime benefit is indexed to the performance of the insurance contract. Therefore, benefits under the BOLI Plan are ultimately dependent on the performance of the insurance contracts and are not guaranteed by the Company.

        In connection with the BOLI Plan, the Company has also entered into Life Insurance Endorsement Method Split Dollar Agreements (the "Agreements") with the individuals covered under the BOLI Plan. Under the Agreements, the Company shares 80% of death benefits over and above the cash surrender value (the net at risk death benefit) with the designated beneficiaries of the BOLI Plan participants under life insurance contracts referenced in the BOLI Plan. The Company, as owner of the policies, retains a 20% interest in the net at risk life proceeds and a 100% interest in the cash surrender value of the policies. The BOLI Plan also contains provisions for change of control of the Company, as defined, which allows the participants to retain benefits, subject to certain conditions, under the BOLI Plans in the event of a change in control. Because the BOLI Plan was designed to retain the future services of key executives, no benefits are payable under the BOLI Plan until age 65, and the amount of those benefits will be determined based upon the individual participant's vesting schedule. The Company total investment in the BOLI Plans as of December 31, 2003 and 2002 was $15.9 million and $13.9 million, respectively. The expense of this benefit to the Company was $578 and $955 for the years ended December 31, 2003 and 2002, respectively. The income from policy appreciation was $673 and $723 for the years ended December 31, 2003 and 2002, respectively. The 2002 expense was higher than normal due to accelerated vesting under the plan for four participants who terminated early as a result of the acquisition of Resource. Three former members of senior management and four former outside directors are participants in the BOLI Plan. No current members of senior management are participants. Six of the current directors are participants. In April 2003, the Board closed the BOLI Plan to further participation.

14.   STOCK OPTIONS

        NetBank has a 1996 Stock Incentive Plan (the "Plan"), which provides that employees, officers, directors and consultants of NetBank may be granted nonqualified and incentive stock options to purchase shares of common stock of NetBank, derivative securities related to the value of the common stock, or cash awards. On February 28, 2002, the shareholders of NetBank voted to increase the number of shares reserved for the Plan to 7,500,000. Generally, the options expire ten years from the date of the grant.

        A summary of the status of the Plan and activity follows (shares in 000s and exercises in dollars):

	Year ended December 31, 2003	Weighted Average Exercise Price	Year ended December 31, 2002	Weighted Average Exercise Price	Year ended December 31, 2001	Weighted Average Exercise Price
Outstanding at beginning of year	3,678	$10.65	3,030	$10.73	2,563	$10.74
Granted	1,245	11.32	2,938	10.70	660	10.06
Exercised	(327)	6.04	(1,207)	3.51	(54)	6.63
Forfeited	(188)	9.87	(512)	18.43	(139)	9.11
Cancelled	(86)	10.36	(571)	19.51	—	—

Outstanding at end of year	4,322	$11.22	3,678	$10.65	3,030	$10.73

        The following table summarizes information about stock options outstanding (shares in 000s and exercises in dollars):

Exercise Price	Options Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Options Exercisable at December 31, 2003	Weighted Average Exercise Price of Options Exercisable
$3.51-5.27	374	5.7	$4.32	373	$4.32
$5.33-7.94	429	7.0	7.13	428	7.13
$8.02-11.88	2,178	8.3	10.40	837	10.30
$12.13-17.19	1,334	8.2	15.60	538	15.76
$18.88-53.33	7	5.3	50.43	5	50.43

	4,322	7.9	$11.22	2,181	$10.10

        NetBank accounts for its stock-based compensation plan under Accounting Principles Board 25, Accounting for Stock Issued to Employees, and has adopted SFAS 123, Accounting for Stock-Based Compensation, for disclosure purposes. For SFAS 123 purposes, the fair value of each option granted under NetBank's stock option plan during the years ended December 31, 2003, 2002, and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Year Ended December 31,
	2003	2002	2001
Fair value	$4.75	$6.63	$3.68
Expected life (years)	5	5	5
Risk-free interest rate	3.04%	4.03%	4.38%
Dividend rate	0.70%	0.00%	0.00%
Expected volatility	44.50%	47.60%	43.70%

        On March 6, 2002, prior to the acquisition of Resource, a tender offer was made to certain NetBank employees to exchange any outstanding options with an exercise price greater than $14.00 per share for cash equal to the greater of the fair value of the underlying option determined by the Black-Scholes option pricing model or $2.00 per share. The offer expired at midnight on Tuesday, April 2, 2002. NetBank accepted the tender of 1,044,550 options, at a cost of $3.6 million.

15.   SHAREHOLDERS' EQUITY (amounts not in 000s)

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

        Effective January 20, 2000, NetBank's Board of Directors adopted a Shareholder Rights Plan pursuant to which all shareholders of record on February 4, 2000, received one right to purchase a fractional (1/1000th) share of a new series of preferred stock for each share of NetBank's common stock owned on that date. These rights will only trade with NetBank's common stock if certain events occur. In the event of merger of NetBank into another entity or an acquisition of 20% of NetBank's common stock by any person or entity, these rights, unless previously redeemed by NetBank, will convert into a right to acquire at a discount price, either the stock of the acquiring entity or additional shares of NetBank's common stock. These rights will be exercisable at $150 for each 1/1000th of a share of preferred stock and will expire on February 4, 2010. These rights are redeemable at $0.01 per right at the option of NetBank.

        Treasury Stock—At December 31, 2003, the Company had 5,235,538 shares of treasury stock compared to 4,024,193 at December 31, 2002. The 1,211,345 increase in shares is primarily due to the repurchase of 1,545,600 shares of the Company's common stock during the year ended December 31, 2003, offset in part by the issuance of 45,000 shares of restricted stock, 77,674 shares issued as part of the acquisition of NetBank Payment Systems and the issuance of 211,581 shares for the exercise of stock options and shares purchased by employees through the employee stock purchase plan.

        Dividends—For the year ended December 31, 2003, the Company declared dividends of $0.08 per common share. Additionally, NetBank's Board of Directors declared a dividend of $0.02 per common share outstanding to shareholders of record on February 15, 2004. The dividend will be paid on March 15, 2004.

16.   NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

        Basic and diluted net income (loss) per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income (loss) per common and potential common share for the years ended December 31, 2003, 2002, and 2001. For the year ended December 31, 2002, there is no difference in basic and diluted shares as the effect of options outstanding to purchase common shares would be anti-dilutive to the net loss for that period. The effect of convertible debt securities outstanding has not been included in the years ended December 31, 2002 or 2001 because the assumed conversion of such securities would be anti-dilutive to earnings per share for that period. The Company paid dividends of $0.08 per common share outstanding during 2003. The Company did not pay dividends in prior years.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(shares in 000s)
Year ended December 31, 2003
Basic EPS	$50,514	47,963	$1.05
Effect of dilutive securities—option to purchase common shares	—	682	(0.01)

Diluted EPS	$50,514	48,645	$1.04

Year ended December 31, 2002
Basic EPS	$(15,857)	44,407	$(0.36)
Effect of dilutive securities—option to purchase common shares	—	—	—

Diluted EPS	$(15,857)	44,407	$(0.36)

Year ended December 31, 2001
Basic EPS	$6,601	29,210	$0.23
Effect of dilutive securities—option to purchase common shares	—	560	(0.01)

Diluted EPS	$6,601	29,770	$0.22

17.   INCOME TAXES

        NetBank's income tax expense (benefit) consists of current and deferred income tax expense (benefit) as follows:

	Year ended December 31,
	2003	2002	2001
Current	$15,340	$3,806	$4,892
Deferred	14,199	(13,986)	(1,018)

Income tax expense (benefit)	$29,539	$(10,180)	$3,874

        The effective tax rate varied from the statutory federal tax rate of 35% for the years ended December 31, 2003 and 2002, and 34% for the year ended December 31, 2001 due to the following:

	Year ended December 31,
	2003		2002		2001
Income tax at statutory rate	$28,019	35.0%	$(9,113)	35.0%	$3,562	34.0%
State tax, net of federal benefit	1,662	2.1%	(952)	3.7%	415	3.9%
Other, net	(142)	(0.2)%	(115)	0.4%	(103)	(1.0)%

Income tax expense (benefit)	$29,539	36.9%	$(10,180)	39.1%	$3,874	36.9%

        During 2002, the Company qualified for state tax credits of $414 reducing current state tax expense that otherwise would have been payable for that year. Because of the anticipated increase in taxable income resulting from the acquisition of Resource Bancshares Mortgage Group, Inc., management determined that it would be appropriate for the Company to increase its estimated federal income tax rate to 35% commencing in 2002. The impact of the change in tax rates on the net deferred tax balances was insignificant and is included in Other, net balance.

        As of December 31, 2003 and 2002, NetBank had deferred tax assets and deferred tax liabilities as follows:

	2003	2002
Net operating loss carryforwards	$4,932	$784
Unrealized gain on available for sale securities	(1,629)	(6,706)
Allowance for loan and lease losses	26,055	12,737
Mortgage servicing rights	(42,024)	(29,432)
Deferred loan costs	(1,595)	(855)
Depreciation and amortization	(12,859)	(5,663)
Mark-to-market	(10,532)	824
Goodwill	(1,216)	(264)
Other, net	2,623	1,792

Net deferred tax liability	$(36,245)	$(26,783)

        There are no valuation allowances provided for in any of the Company's deferred tax assets based on management's belief that it is more likely than not that deferred tax assets will be realized. During 2003 and 2002, non-qualified stock options were exercised generating a tax benefit of $604 and $4,431, respectively. This benefit is reflected in additional paid-in capital. At December 31, 2003, the Company had state NOL carryforwards of $80,595 that expire at various times from 2008 to 2023.

18.   BUSINESS SEGMENTS

        NetBank's principal activities include retail banking and mortgage banking. The retail banking segment primarily consists of offering consumer banking products such as checking, money market, and certificates of deposit. Its investments primarily consist of 1-4 family mortgage loans originated by the mortgage banking segment, small business equipment financing leases originated by Republic Leasing, auto loans originated by its dealer financial services division, purchased securities for investment and various other purchased or retained loan products. The mortgage banking segment originates mortgage loans directly with borrowers and purchases mortgage loans from correspondents and/or brokers. The mortgage banking segment packages or pools such loans either inclusive or exclusive of servicing rights for retention by the retail banking segment or sale into the secondary market.

        The accompanying segment data includes the results of NetBank Payment Systems commencing December 1, 2003, Resource commencing April 1, 2002, and the results of Market Street commencing June 30, 2001, reflecting the respective dates of acquisition. The 2002 and 2001 tables include the effects of certain transactions related to the acquisition of Resource and Market Street, respectively, including the effects of purchase accounting, restructuring of the investment portfolio in anticipation of the Resource transaction and certain compensation charges related to changes in management as a result of the transactions.

        The financial information for each business segment reflects specific identifiable transactions or allocated transactions based on an internal allocation method. The measurement of the performance of the business segments is based on the management structure of NetBank, Inc. and is not necessarily comparable with similar information from any other financial institution. The information presented is also not necessarily indicative of the segment's operations if they were independent entities.

	For the year ended December 31, 2003
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Interest income	$85,398	$123,813	$1,307	$112	$210,630
Intersegment interest income	43,505	189	1,121	(44,815)	—

Total interest income	128,903	124,002	2,428	(44,703)	210,630
Interest expense	75,826	8,261	1,299	—	85,386
Intersegment interest expense	558	42,521	1,736	(44,815)	—

Total interest expense	76,384	50,782	3,035	(44,815)	85,386

Net interest income	52,519	73,220	(607)	112	125,244

Provision for credit losses	6,989	19	—	—	7,008
Non-interest income	23,088	290,266	2,665	(5,475)	310,544
Non-interest expense	76,992	260,775	11,244	(284)	348,727

Pre-tax income (loss)	$(8,374)	$102,692	$(9,186)	$(5,079)	$80,053

Total assets	$4,282,992	$2,242,724	$673,943	$(2,482,759)	$4,716,900

	For the year ended December 31, 2002
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Interest income	$95,652	$68,760	$2,343	$—	$166,755
Intersegment interest income	16,807	—	—	(16,807)	—

Total interest income	112,459	68,760	2,343	(16,807)	166,755
Interest expense	88,290	12,234	2,995	—	103,519
Intersegment interest expense	—	16,807	—	(16,807)	—

Total interest expense	88,290	29,041	2,995	(16,807)	103,519

Net interest income	24,169	39,719	(652)	—	63,236

Provision for credit losses	22,394	23	—	—	22,417
Non-interest income	21,304	154,377	3,863	(2,383)	177,161
Non-interest expense	77,095	152,251	16,300	(1,629)	244,017

Pre-tax income (loss)	$(54,016)	$41,822	$(13,089)	$(754)	$(26,037)

Total assets	$3,259,946	$1,734,485	$549,186	$(2,016,065)	$3,527,552

	For the year ended December 31, 2001
	Retail Banking	Mortgage Banking	Other	Eliminations	Consolidated
Interest income	$140,559	$10,199	$758	$—	$151,516
Intersegment interest income	3,114	—	—	(3,114)	—

Total interest income	143,673	10,199	758	(3,114)	151,516
Interest expense	98,433	2,184	—	—	100,617
Intersegment interest expense	—	3,114	—	(3,114)	—

Total interest expense	98,433	5,298	—	(3,114)	100,617

Net interest income	45,240	4,901	758	—	50,899

Provision for credit losses	585	—	—	—	585
Non-interest income	14,274	13,325	—	—	27,599
Non-interest expense	52,863	14,357	218	—	67,438

Pre-tax income (loss)	$6,066	$3,869	$540	$—	$10,475

Total assets	$2,672,382	$336,003	$282,509	$(411,361)	$2,879,533

19.   CONTINGENCIES

        NetBank, FSB is involved in litigation with three insurance companies who are sureties on some of NetBank, FSB's commercial lease portfolios. NetBank, FSB has filed a claim for all principal and interest payments that are currently past due. The total unpaid principal and interest balance of $78.6 million is included in loan and lease receivables. Additionally, the Company has a $4.5 million receivable for funds paid to the bankruptcy trustee. In accordance with the Office of Thrift Supervision requirements, the Company maintains an allowance for losses against this portfolio of $21.2 million. During the first quarter of 2002, the entire portfolio was placed on non-accrual status pending outcome of the litigation. For the years ended December 31, 2003 and 2002, the Company did not accrue scheduled interest of $5.0 million and $7.6 million, respectively, and incurred $3.1 million and $1.3 million, respectively, in legal expenses related to this litigation. Legal expenses are included in the professional fees line of the statement of operations. For the year ended December 31, 2003 and 2002, the lost interest and legal expenses associated with the CMC lease portfolio negatively impacted the company's results by approximately $0.11 and $0.12 per share, respectively.

20.   COMMITMENTS AND GUARANTEES

        The Company was servicing or subservicing 128,114 and 85,864 residential loans, with unpaid balances aggregating approximately $17.0 billion and $10.5 billion at December 31, 2003 and 2002, respectively. Mortgagor's taxes and insurance escrow funds totaled approximately $65.5 million and $52.8 million as of December 31, 2003 and 2002, respectively. Additionally, the Company held approximately $134.5 million of principal and interest escrow funds as of December 31, 2003. Loans serviced for others and the related escrow funds are not included in the accompanying consolidated balance sheets.

        The Company has issued mortgage-backed securities under programs sponsored by Ginnie Mae, Freddie Mac and Fannie Mae. In connection with servicing mortgage-backed securities guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae, the Company advances certain principal and interest payments to security holders prior to their collection from specific mortgagors. Additionally, the Company must remit certain payments of property taxes and insurance premiums in advance of collecting them from specific mortgagors and make certain payments of attorney's fees and other costs related to loans in foreclosure. These amounts are included in servicing advances under the caption due from servicers and investors in the accompanying consolidated balance sheets. Likewise, during the month that a mortgagor pays off his/her mortgage, the Company must accept an interest payment from the borrower that is pro-rated to the date of payoff and pass through a full month's interest to the security holder. The Company includes its projection of the cost of such advances and lost interest on mortgages that prepay, and the expense of unreimbursed attorney and other costs associated with foreclosure in its valuation of the servicing assets.

        In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or servicing rights for losses if there has been a breach of representations or warranties. Repurchased loans are carried at the lower of cost or net realizable value. There were $51.9 million and $23.0 million of repurchased loans included in mortgage loans held for sale at December 31, 2003 and 2002, respectively. The Company had $16.8 million and $11.9 million of reserves resulting from the estimation of the net realizable value associated with repurchased loans as of December 31, 2003 and 2002, respectively. Additionally, the Company had $17.9 million of reserves for estimated losses on future repurchases as of December 31, 2003.

        NetBank is unable to determine its maximum exposure under its representations and warranties. The maximum exposure under NetBank's representations and warranties would be the outstanding principal balance and any premium paid of all loans or mortgage servicing rights ever sold by the Company less any loans sold servicing released or any loans underlying mortgage servicing rights that have already prepaid or defaulted without a breach of representations and warranties. The Company repurchased approximately $61.5 million and $43.0 million of unpaid principal balances during 2003 and 2002, respectively.

        In certain sales of whole loans and sales of servicing, the Company is contractually obligated to refund to the purchaser, certain premiums paid to the Company on the sale if the mortgagor prepays the mortgage during a specified period of time (generally from 60 to 120 days after sale). At December 31, 2003 and 2002, the Company held a reserve for its estimated obligation of $1,104 and $1,670, respectively.

        As of December 31, 2003, NetBank had commitments to fund mortgage loans of $967 million, open-end consumer lines of credit of $73,702, undisbursed mortgage construction loans of $53,091, undisbursed commercial financing loans of $4,447 and commercial financing commitments of $2,379.

        NetBank is involved in certain legal proceedings, excluding the CMC litigation discussed in note 19, incidental to its' business. NetBank does not believe that the outcome of these proceedings will have a material adverse effect upon its' financial condition, results of operations or cash flows.

21.   CAPITAL ADEQUACY

        NetBank and NetBank, FSB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure of either company to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NetBank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank, FSB must meet specific capital guidelines that involve quantitative measures of NetBank, FSB's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. NetBank, FSB's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, under regulatory guidelines, NetBank, FSB may not pay a dividend to NetBank, Inc. if doing so would cause NetBank, FSB to be less than adequately capitalized, as defined below.

        Quantitative measures established by regulation to ensure capital adequacy require NetBank, FSB to maintain minimum amounts and ratios as set forth in the following table. NetBank, FSB's regulatory agency, the Office of Thrift Supervision ("OTS"), requires NetBank, FSB to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total capital to risk-weighted assets of 8.0%. Additionally, NetBank, Inc., is subject to a side letter agreement with the OTS, which requires NetBank, Inc. to maintain minimum capital held against forward sold conforming mortgages to be the greater of 5% or $50,000 and in no event allow the total capital to total assets to fall below 8% and NetBank, FSB to maintain 6% core capital and 12% total risk-based capital ratios. As of December 31, 2003, NetBank, FSB was categorized as Well Capitalized as indicated in the following table. Due to a number of factors, however, NetBank, FSB did not meet the 12% total risk-based capital level. The Company has notified the OTS of this deficiency, and management does not expect any adverse action by the OTS as a result of its non-compliance. The following table presents information related to NetBank, FSB along with capital requirements mandated by the OTS:

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
Total capital (to risk-weighted assets)	$296,359	11.79%	$201,122	8.00%	$251,365	10.00%
Core capital (to adjusted total assets)	$262,792	6.42%	$163,830	4.00%	$204,667	5.00%
Tangible capital (to adjusted total assets)	$262,792	6.42%	$61,400	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$262,792	10.45%	N/A	N/A	$150,885	6.00%
December 31, 2002
Total capital (to risk-weighted assets)	$270,732	15.42%	$140,447	8.00%	$175,572	10.00%
Core capital (to adjusted total assets)	$240,725	7.47%	$129,104	4.00%	$161,128	5.00%
Tangible capital (to adjusted total assets)	$240,725	7.47%	$48,338	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$240,725	13.71%	N/A	N/A	$105,350	6.00%

        In addition, NetBank's subsidiaries engaged in mortgage banking must adhere to various HUD regulatory guidelines including required minimum net worth to maintain their FHA approved lending status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2003, Market Street, RBMG Inc. and Meritage were in compliance with HUD guidelines. NetBank and its subsidiaries are subject to various other capital requirements by secondary market investors and states. None of these capital requirements are more stringent than the OTS capital requirements. Failure to comply with these restrictions could have a material adverse impact on the Company's results of operations. Other than the side letter deficiency as described previously, at December 31, 2003, all of the capital requirements placed upon NetBank and its subsidiaries were met.

22.   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

        The Company is a party to various derivative financial instruments and financial instruments that the Company enters into in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to risks related to fluctuating interest rates. These financial instruments include mortgage loan funding/purchase commitments, mandatory delivery commitments, put and call option contracts, swaps, futures contracts, interest rate cap contracts, interest rate floor contracts and forward servicing sales contracts. The Company uses these financial instruments exclusively for purposes of managing its resale pricing and interest rate risks.

        The Company's mortgage loans held for sale are originated directly with borrowers or acquired through a network of correspondents and wholesale brokers. In connection therewith, the Company routinely enters into optional mortgage purchase commitments to acquire or originate specific in-process mortgage loans when and if closed by the counterparty, at the option of the mortgagor. Mortgage purchase commitments obligate the Company to fund or acquire mortgage loans on a delayed delivery basis, which may extend for a period of 60 days, at a price which is fixed as of the date of the contract.

        Accordingly, the Company is subject to the risk that the market value of its on-balance sheet mortgage loans held for sale and the mortgage loans it is obligated to fund or purchase under its mortgage purchase commitments may change significantly prior to resale ("secondary market value"). In order to limit its resale price exposure for agency-eligible mortgage loans, the Company enters into mandatory delivery commitments, which are contracts for delayed delivery of mortgage loans or mortgage-backed securities to third parties. Mandatory delivery commitments obligate the Company to sell agency-eligible mortgage loans on a delayed delivery basis at a price, which is fixed as of the date of the contract. Since mandatory delivery commitments enable the Company to fix its resale prices for both mortgage loans held for sale (for which a fixed price has already been paid) and for anticipated loan closures subject to mortgage purchase/funding commitments (which fix the delayed purchase or funding price for the resultant mortgage loans), these instruments can effectively limit the Company's resale price exposures.

        The percentages of anticipated agency-eligible loan closures under mortgage purchase or funding commitments that are covered by mandatory delivery commitments not allocated to mortgages held for sale are monitored continuously. The Company's resultant expected exposure to resale pricing risk is continuously adjusted to consider changing expectations regarding anticipated loan closure percentages and other market conditions. Generally, the Company buys put and call option contracts on U.S. government securities to effect modest adjustments of its overall exposure to resale pricing changes.

        Purchased call option contracts enable the Company, at its' option, to acquire an underlying financial security from a third party at a specified price for a fixed period of time. Purchased put option contracts enable the Company, at its option, to sell an underlying financial security to a third-party at a specified price and for a fixed period of time. Since these financial instruments essentially enable the Company to fix the purchase or sale price on financial instruments whose changes in value have historically correlated closely with changes in value of mortgage loans, these instruments can be used effectively to adjust the Company's overall exposure to resale pricing risks. In addition, these instruments have the advantages of being available in smaller denominations than are typical of the Company's mandatory delivery commitments and of being traded in a highly liquid and efficient secondary market.

        Periodically, the Company, in addition to mandatory delivery commitments, also buys or sells futures contracts as part of its hedging activities for rate locks and closed conforming and non-conforming mortgage loans. Generally, futures positions are outstanding for short periods of time and are used to hedge against price movements of another financial instrument while execution of that instrument is bid among brokers. Futures contracts also may be similarly used to hedge against price movements when another financial instrument is illiquid due to temporary market conditions. Because the changes in value of futures contracts and the hedged items can be based on different indices, there is a risk that the changes in value may not correlate. There were no open futures positions as of December 31, 2003 or 2002.

        As discussed in Note 8, the Company typically sells a portion of its produced residential mortgage servicing rights between 90 and 180 days of origination or purchase of the related loan pursuant to committed prices under forward sales contracts. These forward sales contracts commit the Company to deliver mortgage servicing rights backed by contractual levels of unpaid principal balances. Outstanding commitments to deliver mortgage servicing rights totaled $40 million at December 31, 2003.

        The Company's pipeline of commitments to fund or purchase agency-eligible mortgage loans and its inventory of agency-eligible loans held for sale, in addition to secondary marketing value, also have values and risks associated with the embedded servicing right ("servicing pipeline value"). The Company also maintains a portfolio of residential mortgage servicing rights which, though available for sale, are not currently scheduled for sale pursuant to the Company's forward sales contracts. In connection with the servicing pipeline value and the servicing rights available for sale, the Company is subject to the risk that the economic value of such mortgage servicing rights or potential servicing values may decline in the event of a significant decline in long-term interest rates. A significant decline in interest rates generally causes an increase in actual and expected mortgage loan prepayments (for example, increased refinancing), which in turn tends to reduce the future expected cash flows (and economic value) of associated mortgage servicing rights.

        The Company hedges the interest rate risk associated with its servicing available for sale and servicing value in inventory and pipeline with a variety of derivative instruments. Interest rate floor contracts provide for the Company to receive an interest rate differential on a notional amount of outstanding principal to the extent that interest rates decline below a specified rate which is fixed as of the date of the contract. Accordingly, the value of an interest rate floor contract increases while the value of a mortgage servicing right decreases in a declining interest rate environment. As such, interest rate floor contracts can potentially effectively mitigate the Company's exposure to declines in the economic value of its servicing rights in a declining interest rate environment. Interest rate swap contracts provide the Company with the ability to receive a fixed rate of interest on a notional principal amount and pay a floating rate of interest (generally 3-month LIBOR) on the same notional amount. As such, interest rate swap contracts can potentially mitigate the Company's exposure to declines in the economic value of its servicing rights in a declining rate environment. The Company also enters into contracts that give it the option to enter into an interest rate swap (swaptions). Swaptions provide the Company with better protection for smaller rate movements than floors. Interest rate cap contracts provide for the Company to receive a floating rate of interest on a notional principal amount in exchange for a one-time upfront premium on the same notional amount. The Company uses interest rate caps to adjust and fine-tune its hedge coverage position in response to changes in interest rates and the size of its pipeline position of future servicing rights. In addition to floors, swaps and caps, the Company uses forward purchase contracts on FNMA mortgage backed securities (MBS TBA) to protect itself against interest rate and prepayment risk on its available for sale portfolio from time to time.

        The financial instruments described above involve, to varying degrees, elements of credit and interest rate risk. The Company believes that these instruments do not represent a significant exposure to credit loss since the amounts subject to credit risks are controlled through collateral requirements, credit approvals, limits and monitoring procedures. The Company does not have a significant exposure to any individual customer, correspondent or counterparty in connection with these financial instruments. Except for mortgage purchase commitments, the Company does not require collateral or other security to support the financial instruments with credit risk whose contract or notional amounts are summarized as follows:

	Notional Contract amount at December 31,
	2003	2002
Financial instruments whose contract amounts represent credit risk:
Mortgage loan purchase/funding commitments	$966,943	$1,027,451
Financial instruments whose contract amounts exceed the amount of credit risk:
Mandatory delivery commitments used to hedge loans in process	685,687	1,013,391
Mandatory delivery commitments used to hedge loans in inventory	953,349	942,714
Forward servicing sales contracts	80,000	702,466
Interest rate swap contracts	268,500	238,500
Interest rate swaption contracts	140,000	—
Interest rate floor contracts	7,132,000	2,245,000
Interest rate corridor contracts	—	150,000
Interest rate cap contracts	298,000	123,000
Purchased option contracts	50,000	80,000

        Mortgage loan purchase funding commitments expose the Company to credit loss in the event the purchase commitments are funded as mortgage loans and the Company's counterparties default prior to resale. The maximum credit loss to which the Company is exposed is the notional amount of the commitments. However, the Company does not believe the commitments represent a significant exposure to credit loss because the related loans are secured by 1-4 family homes, most loans are insured or guaranteed through private mortgage insurance or government approval programs and subjected to underwriting standards specified by government agencies or private mortgage insurance companies. The estimated credit exposure on financial instruments whose contract amounts exceed the amount of credit risk is the increase in market value of the instrument.

        The Company generally does not charge a premium to its correspondents in connection with issuance of its mortgage purchase commitments nor is a premium charged to the Company in connection with its acquisition of mandatory delivery or forward servicing sales contracts. Fees are charged to retail customers in connection with processing and funding mortgage loans.

        All derivative instruments are reported in the Company's balance sheet at fair value (see Note 3 for further details). The following is a summary of derivative instruments reported in other assets at December 31, 2003 and 2002:

	December 31,
	2003	2002
Derivatives used to hedge servicing available-for-sale	$14,252	$19,388
Derivatives used to hedge servicing value of loans in inventory and loans in pipeline	526	4,696
Mortgage loan purchase/funding commitments	3,104	12,156
Mandatory delivery commitments used to hedge the secondary marketing value of loans in process	(2,803)	(10,261)
Mandatory delivery commitments used to hedge the secondary marketing value of loans in inventory	(6,420)	(16,418)
Purchased option contracts	134	536

Total	$8,793	$10,097

23.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The estimated fair value amounts have been determined by NetBank using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts NetBank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts presented in the following table:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$33,627	$33,627	$111,565	$111,565
Investment securities available for sale	454,348	454,348	654,719	654,719
Mortgage loans held for sale	1,933,208	1,943,183	1,514,625	1,535,649
Mandatory delivery commitments	(9,223)	(9,223)	(26,679)	(26,679)
Mortgage loan purchase commitments	3,104	3,104	12,156	12,156
Purchased option contracts	134	134	536	536
Loan and lease receivables—net of allowance for credit losses	1,756,960	1,775,163	892,093	895,122
Mortgage servicing rights	165,214	165,840	88,502	88,502
Swaps, swaptions, caps, floors, corridors and forward purchase commitments hedging mortgage servicing rights available for sale and the pipeline of mortgage servicing rights	14,778	14,778	24,084	24,084
Liabilities:
Non-interest bearing deposits	$198,884	$198,884	$227,490	$227,490
Interest bearing deposits	1,591,472	1,499,074	975,811	922,340
Interest bearing certificates of deposit	749,071	762,730	841,621	854,160
FHLB advances	962,825	979,872	625,000	659,890
Short-term borrowings	458,197	458,197	257,488	257,488
Convertible subordinated debt	—	—	26,126	27,409
Subordinated debt	11,857	11,857	4,382	4,382

        Cash and cash equivalents are short-term in nature. Accordingly, they are valued at their carrying amounts, which are a reasonable estimation of fair value.

        Investment securities available for sale are carried at fair value based on quoted market prices.

        Loan and Lease receivables are valued by management for each homogeneous category of loan and lease by discounting future expected cash flows and quoted market prices.

        Mortgage loans held for sale are valued by reference to quoted market prices for mortgage-backed securities, after appropriate adjustments thereto. For purposes of developing the estimated fair value, the portfolio has been segregated by product type, term and interest rate.

        Mortgage servicing rights are valued using a sophisticated valuation model supported by an industry-accepted software vendor. Mortgage servicing rights are carried at the lower of cost or market and are adjusted for changes in value of the mortgage servicing rights with offsetting changes in the value of the underlying hedges, designated as fair value hedges, in accordance with SFAS No. 133.

        Mortgage loan purchase/funding commitments are valued based upon the difference between quoted mandatory delivery commitment prices (which are used by the Company to price its mortgage purchase commitments) and the committed prices.

        Mandatory delivery commitments are valued based upon the difference between quoted prices for such commitments and the prices applicable to the underlying commitment.

        Purchased option contracts are valued based upon quoted prices for such option contracts.

        Interest rate floor contracts are valued based upon an internal option adjusted spread model that is calibrated to third party market pricing.

        Interest rate swaps are valued based upon the present value of future cash flows based on the interest rate spread between the fixed and floating rate.

        Interest rate swaptions are valued based upon an internal option adjusted spread model that is calibrated to third party market pricing.

        Non-interest bearing deposits are valued at carrying value. No additional value has been ascribed to core deposits, which generally bear a low rate or no rate of interest and do not fluctuate in response to changes in interest rates.

        Interest bearing deposits and certificates of deposit are valued based upon the present value of future cash flows using market discount rates together with estimates of deposit intangible values.

        Federal Home Loan Bank advances are valued based upon the present value of future cash flows using market discount rates.

        Short-term borrowings are tied to short-term variable rate indices. Accordingly, they are valued at their carrying amounts, which are a reasonable estimation of fair values.

        Convertible subordinated debt is carried at amortized cost, and the fair value is based upon the present value of future cash flows using market discount rates.

        Subordinated debt are tied to short-term variable rate indices. Accordingly, they are valued at their carrying amounts, which are a reasonable estimation of fair values.

24.   RELATED PARTY TRANSACTIONS

        Some of our directors, officers, principal shareholders and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2003 and 2002. Some of our directors are directors, officers, trustees or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2003 and 2002.

        All outstanding loans and other transactions with our directors, officers and principal shareholders were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, when made, did not involve more than the normal risk of collectability or present other unfavorable features.

        On April 23, 2002, NetBank, FSB entered into an Account Relationship and Processing Agreement with Directo, Inc., providing for the processing of certain deposit accounts established for clients of Directo. The employees that participate in the Directo program maintain deposit accounts at NetBank, FSB that are accessible only through debit card transactions. Directo has funded an escrow account at NetBank, FSB to cover any potential transactional losses by NetBank, FSB connected with the program. In 2003, fees from the participant employees in the amount of $985 collected by NetBank, FSB on behalf of Directo were paid to Directo, after deduction of $59 in fees due to NetBank, FSB.

Messrs, T.S. Johnson and Robin Kelton are members of both NetBank and Directo's Boards of Directors. Mr. Johnson also owns 6.8% of Directo.

        The Company purchased certain bank owned life insurance ("BOLI") policies for the following current directors effective January 1, 2002: Messrs. Clegg, Heard, T.S. Johnson, Muller, Shapleigh and Stokes. During 2002, the Company purchased certain BOLI policies for Messrs. Cable, D. Johnson and Smith, whose service as directors of the Company commenced on April 1, 2002. The proceeds from the BOLI policies, as well as a portion of the interest income earned on the cash surrender value of the BOLI policies, will be used to fund a supplemental retirement plan for each of the aforementioned directors. The total investment during 2002 was $13.9 million. The BOLI policies are issued by Benmark Inc. ("Benmark"). Bank Assets, Inc. served as agent and, in 2002, received a commission of $69 from Benmark. Mr. T.S. Johnson is a principal shareholder of Bank Assets, Inc.

        Certain of the Company's directors received cash in exchange for certain of their stock options in the Company's option tender offer that closed on April 2, 2002. Their participation in the offer was on the same terms and conditions that were applicable to all holders of options that were subject to the offer, and they received no pay or benefits that varied from those received by other option holders on a pro rata basis.

        On December 19, 2002, the Company completed an issuance of $4.25 million in trust preferred securities. T. Stephen Johnson & Associates, Inc. ("TSJA") received from a co-placement agent in that transaction finder's fees of $32. Mr. T.S. Johnson is the sole shareholder of TSJA.

        On February 1, 2002, NetBank, FSB purchased a portfolio of leases, valued at $138.3 million, from Republic Leasing Company, Inc. Prior to the sale, NetBank, Inc. the parent of NetBank, FSB, had entered into an agreement to purchase Resource Bancshares Mortgage Group, Inc., of which Republic Leasing Company, Inc. was a subsidiary.

25.   CONDENSED FINANCIAL STATEMENTS OF NETBANK, INC. (PARENT ONLY) AS OF DECEMBER 31, 2003 and 2002.

CONDENSED BALANCE SHEET

	2003	2002
Assets:
Cash and due from banks	$—	$—
Fed funds sold	243	3,001

Total cash and cash equivalents	243	3,001
Investment in subsidiaries	425,308	386,420
Due from subsidiaries	15,774	38,309
Intangible assets	265	1,114
Furniture, fixtures and equipment	3,047	2,886
Other assets	1,487	1,577

Total assets	$446,124	$433,307

Liabilities and Shareholders' equity:
Convertible subordinated debt	$—	$26,126
Subordinated debt	11,857	4,382
Accrued interest payable	89	115
Other liabilities	3,828	1,094

Total liabilities	15,774	31,717
Shareholders' equity:
Preferred stock, no par, (10,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized; 52,820,308 and 52,674,751 shares issued, respectively)	528	527
Additional paid-in capital	432,035	426,485
Retained earnings (deficit)	44,102	(2,568)
Accumulated other comprehensive income, net of tax	2,742	11,026
Treasury stock, at cost (5,235,538 and 4,024,193 shares, respectively)	(48,674)	(33,880)
Unearned compensation	(383)	—

Total shareholders' equity	430,350	401,590

Total liabilities and shareholders' equity	$446,124	$433,307

        The condensed statements of operations and comprehensive income (loss) and cash flows for the years ended December 31, 2003, 2002 and 2001, follow:

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	2003	2002	2001
Net interest (loss) income	$(219)	$268	$758
Other income	21	3,009	—
Expenses	3,056	9,686	210

(Loss) income before equity in undistributed net income (loss) of subsidiaries	(3,254)	(6,409)	548
Equity in undistributed income (loss) of subsidiaries	53,768	(9,448)	6,053

Net income (loss)	$50,514	$(15,587)	$6,601
Other comprehensive (loss) income of subsidiaries	(8,284)	14,674	(3,296)

Comprehensive income (loss)	$42,230	$(1,183)	$3,305

CONDENSED STATEMENTS OF CASH FLOWS

	2003	2002	2001
Operating activities:
Net income (loss)	$50,514	$(15,857)	$6,601
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(53,768)	9,448	(6,053)
Depreciation and amortization	792	122	163
Gains on sales of furniture, fixtures and equipment	—	(2,848)	—
Accretion of debt discount	377	385	168
Gain on the early extinguishment of debt	—	(67)	—
Changes in assets and liabilities:
Decrease in due from subsidiaries	22,535	7,485	14,202
Decrease (increase) in other assets and liabilities	2,824	(2,742)	(681)
(Decrease) increase in accrued interest payable	(26)	(17)	34

Net cash provided by (used in) operating activities	23,248	(4,091)	14,434
Investing activities:
Dividend from subsidiary	6,596	989	—
Purchases of furniture, fixtures and equipment	(249)	—	—
Proceeds from disposal of furniture, fixtures and equipment	—	9,013	—

Net cash provided by investing activities	6,347	10,002	—
Financing activities:
Net proceeds from issuance of subordinated notes	7,475	4,382	—
Repurchase of convertible subordinated notes	(26,358)	(923)	—
Net proceeds from issuance of common stock	5,551	4,110	311
Net purchase of treasury stock	(14,794)	(12,353)	(13,901)
Dividend payments on common stock	(3,844)	—	—
Change in unearned compensation	(383)	—	—

Net cash used in financing activities	(32,353)	(4,784)	(13,590)

(Decrease) increase in cash and cash equivalents	(2,758)	1,127	844
Cash:
Beginning of year	3,001	1,874	1,030

End of year	$243	$3,001	$1,874

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,317	$1,445	$1,450
Income taxes	—	—	$2,730
Non-cash investing and financing activities:
Fair value of assets acquired	$11,727	1,057,830	248,740
Goodwill	14,107	17,662	19,736
Liabilities assumed	(5,875)	(919,930)	(247,284)
Stock issued in transaction	(750)	(155,562)	(15,132)

Cash paid for business	$19,209	$—	$6,060

26.   QUARTERLY FINANCIAL DATA (UNAUDITED)

        Quarterly financial data for the years ended December 31, 2003, 2002, and 2001 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Interest income	$45,002	$50,341	$58,919	$56,368
Interest expense	21,499	21,633	21,959	20,295

Net interest income	23,503	28,708	36,960	36,073

Provision for credit losses	868	894	2,537	2,709

Net interest income after provision for credit losses	22,635	27,814	34,423	33,364
Non-interest income	62,812	75,492	96,648	64,198
Gains on sales of securities	6,332	5,062	—	—
Non-interest expense	74,808	85,933	106,278	81,708

Income before income taxes	16,971	22,435	24,793	15,854
Income tax expense	(6,269)	(8,222)	(9,204)	(5,844)

Net income	$10,702	$14,213	$15,589	$10,010

Basic income per share outstanding	$0.22	$0.30	$0.33	$0.21

Diluted income per share outstanding	$0.22	$0.29	$0.32	$0.21

2002
Interest income	$36,778	$36,239	$47,967	$45,771
Interest expense	24,435	30,427	25,153	23,504

Net interest income	12,343	5,812	22,814	22,267

Provision for credit losses	104	26,422	(95)	(4,014)

Net interest income (loss) after provision for credit losses	12,239	(20,610)	22,909	26,281
Non-interest income	9,058	42,467	57,195	62,660
(Losses) gains on sales of securities	(85)	(1,772)	7,638	—
Non-interest expense	29,695	70,429	74,044	69,849

(Loss) income before income taxes	(8,483)	(50,344)	13,698	19,092
Income tax benefit (expense)	2,845	19,057	(5,181)	(6,541)

Net (loss) income	$(5,638)	$(31,287)	$8,517	$12,551

Basic (loss) income per share outstanding	$(0.19)	$(0.64)	$0.17	$0.26

Diluted (loss) income per share outstanding	$(0.19)	$(0.64)	$0.17	$0.25

2001
Interest income	$35,901	$34,618	$38,945	$42,052
Interest expense	25,127	23,819	26,164	25,507

Net interest income	10,774	10,799	12,781	16,545

Provision for credit losses	43	126	83	333

Net interest income after provision for credit losses	10,731	10,673	12,968	16,212
Non-interest income	1,700	2,808	8,521	11,039
Gains on sales of securities	1,008	481	1,034	1,008
Non-interest expense	12,151	12,707	18,788	23,792

Income before income taxes	1,288	1,255	3,465	4,467
Income tax expense	(491)	(476)	(1,316)	(1,591)

Net income	$797	$779	$2,149	$2,876

Basic income per share outstanding	$0.03	$0.03	$0.07	$0.10

Diluted income per share outstanding	$0.03	$0.03	$0.07	$0.10

REPORT OF INDEPENDENT AUDITORS

Board of Directors
NetBank, Inc.

        We have audited the consolidated balance sheets of NetBank, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of NetBank, Inc. for the year ended December 31, 2001, were audited by other auditors whose report dated January 25, 2002 (March 6, 2002, as to Note 14) expressed an unqualified opinion on those statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetBank, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 3 to the consolidated financial statements, in 2003 the Company adopted FASB Interpretation No. 45 "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires guarantors to recognize a liability for mortgage loan repurchase obligations.

/s/ Ernst & Young LLP

January 30, 2004
Atlanta, Georgia

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        There have been no disagreements with accountants on accounting and financial disclosure matters that require disclosure pursuant to Item 304 of Regulation S-K. During 2002, the Company changed accountants. This was previously reported on a Current Report on Form 8-K filed on February 28, 2002.

ITEM 9a. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure and controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the date management carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2004 under the headings "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

        The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Executive, Controller and other personnel. A copy of the Code of Ethics is available for review on the Company's website at www.NetBank.com.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2004 under the headings "Election of Directors," "Compensation of Executive Officers", "Compensation Committee Report" and "Performance Graph" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2004 under the headings "Security Ownership of Principal Shareholders and Management" and "Approval of the Fourth Amendment to the NetBank, Inc. 1996 Stock Incentive Plan" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2004 under the heading "Certain Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is included in NetBank, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2004 under the heading "Ratification of Appointment of Independent Auditors" and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The independent auditors' report listed below are attached as Exhibit 13.1 and incorporated by reference in this report in response to Item 8.

(a)
Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders' Equity for the year ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(b)
Reports on Form 8-K: NetBank filed a Current Report on Form 8-K on October 6, 2003, disclosing it had reached a definitive agreement to acquire Financial Technologies Inc. (Item 5 of Form 8-K) NetBank filed a Current Report on Form 8-K on October 22, 2003, disclosing the issuance of the Company's press release regarding its financial results for the quarter ended September 30, 2003. (Item 12 of Form 8-K)

(c)
Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation(1)
3.1(a)	Amendment to Amended and Restated Articles of Incorporation(2)
3.2	Bylaws(1)
3.3	Amendments to the Bylaws adopted April 22, 1997(1)
3.4	Amendment to the Bylaws adopted as of March 31, 2002(3)
10.2	Lease Agreement dated as of March 17, 1999 between NetBank and Opus South Corporation(4), as amended by the First Amendment thereto dated May 25, 1999(5), the Second Amendment thereto dated September 15, 2000(5), the Third Amendment thereto dated October 26, 1999(5) and the fourth Amendement thereto dated June 1, 2001.(6)
10.3*	1996 Stock Incentive Plan(1), as amended as of March 19, 1998(7), March 23, 1999(4), and December 14, 2001(8)
10.7*	Employment Agreement dated as of November 18, 2001 between NetBank, Inc. and Douglas K. Freeman(8)
10.8*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and Steven F. Herbert(10)
10.9*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and Charles E. Mapson(10)
10.10*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and Jerald W. McCoy(10)
10.11*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and R. Theodore Brauch(10)
10.12*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and William M. Ross(10)
10.13*	NetBank, Inc. Employee Stock Purchase Plan(11)
21.1	List of Subidiaries
23.1	Consent of Ernst & Young LLP
23.2	Opinion of Deloitte & Touche LLP
23.3	Consent of Deloitte & Touche LLP
31.1	Chief Executive Officer's certification under Section 302 of the Sarbanes-Oxley Act
31.2	Chief Financial Executive's certification under Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Executive pursuant to Section 906 of the Sarbanes-Oxley Act

*
Indicates a management compensation plan or agreement.

(1)
Incorporated by reference to the exhibit of the same number contained in the Registrant's Registration Statement on Form S-1, as amended (Regis. No. 333-23717).

(2)
Incorporated by reference to Exhibit 99.2 contained in the Registrant's Registration Statement on Form 8-A filed on January 8, 2000 (File No. 0-22361).

(3)
Incorporated by reference to Appendix D to the Merger Agreement between the Registrant and Resource Bancshares Mortgage Group, Inc. and Palmetto Acquisition Corp. dated November 18, 2001, attached as Exhibit 1 (Appendix A) to the Registrant's Registration Statement on Form S-4 (File No. 333-75298)

(4)
Incorporated by reference in the exhibit of the same number contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22361).

(5)
Incorporated by reference to the exhibit of the same number contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22361).

(6)
Incorporated by reference to the exhibit of the same number contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22361).

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

(8)
Incorporated by reference to Exhibit 10.5 contained in the Registrant's Registration Statement on Form S-4 (File No. 333-75298).

(9)
Incorporated by reference to Exhibit 10.1 contained in the Registrant's Registration Statement on Form S-4 (File No. 333-75298).

(10)
Exhibits 10.8, 10.9, 10.10, 10.11 and 10.12 of this filing are incorporated by reference to exhibits 10.3, 10.5, 10.2 and 10.4, respectively, contained in the Registrant's Quarterly Report on Form 10-Q filed for the quarterly period ended June 30, 2002 (File No. 0-22361).

(11)
Incorporated by reference to exhibit 99 contained in the Registrant's Registration Statement on Form S-8 (Regis. No. 333-51574).

(d)
Financial Statement Schedules

        The financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions or are inapplicable and have therefore been omitted.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

NETBANK, INC.
By:	/s/ DOUGLAS K. FREEMAN Douglas K. Freeman Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2004.

Signature	Title

/s/ T. STEPHEN JOHNSON T. Stephen Johnson	Chairman Emeritus
/s/ STEVEN F. HERBERT Steven F. Herbert	Chief Financial Executive
/s/ STUART M. CABLE Stuart M. Cable	Director
/s/ JOEL A. SMITH, III Joel A. Smith, III	Director
/s/ EULA L. ADAMS Eula L. Adams	Director
/s/ TAMARA L. ADLER Tamara L. Adler	Director
/s/ J. STEPHEN HEARD J. Stephen Heard	Director

/s/ ROBIN C. KELTON Robin C. Kelton	Director
/s/ THOMAS H. MULLER, JR. Thomas H. Muller, Jr.	Director
/s/ CATHERINE A. GHIGLIERI Catherine A. Ghiglieri	Director
/s/ DAVID W. JOHNSON David W. Johnson	Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT
PART I
  ITEM 1. BUSINESS
Segmented Income Statements
  ITEM 2. Description of Property
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II.
  ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7a: Quantitative and Qualitative Disclosures about Market Risk
Limits and current NPV ratios for NetBank, FSB
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENATARY DATA
Consolidated Financial Statements NetBank, Inc. Years ended December 31, 2003, 2002 and 2001 with Report of Independent Auditors
CONSOLIDATED BALANCE SHEETS (In thousands except share and per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands except per share amounts)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NETBANK, INC. NOTE TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED 2003
CONDENSED BALANCE SHEET
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONDENSED STATEMENTS OF CASH FLOWS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  ITEM 9a. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES