Form 10-Q
period 2004-03-31
NETBANK INC
filed 2004-05-10
CIK 1035826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding At April 30, 2004
Common Stock, par value $.01	46,335,094

NETBANK, INC.

Part I. Item 1. Financial Statements

NetBank, Inc.

Consolidated Balance Sheets

(unaudited and in 000’s except per share amounts)

	March 31, 2004	December 31, 2003
Assets
Cash and cash equivalents:
Cash and due from banks	$160,919	$24,211
Federal funds sold	27,664	9,416
Total cash and cash equivalents	188,583	33,627
Investment securities available for sale-at fair value (amortized cost of $293,913 and $449,972, respectively)	301,960	454,348
Stock of Federal Home Loan Bank of Atlanta - at cost	56,711	54,491
Loans held for sale	1,374,553	1,951,113
Loans and leases receivable – net of allowance for credit losses of $44,591 and $43,689, respectively	2,038,582	1,756,960
Mortgage servicing rights – net	156,624	165,214
Accrued interest receivable	10,767	14,713
Furniture, equipment and capitalized software – net	53,315	53,902
Goodwill and other intangibles – net	65,330	62,441
Due from servicers and investors	32,125	33,187
Receivable from unsettled trades	13,740	90,000
Other assets	79,662	64,809
Total assets	$4,371,952	$4,734,805

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,644,171	$2,539,427
Other borrowed funds	1,071,648	1,421,022
Subordinated debt	11,857	11,857
Accrued interest payable	9,404	9,098
Loans in process	53,880	30,756
Unsettled trades	—	131,707
Representations and warranties	18,465	17,905
Accounts payable and accrued liabilities	128,940	142,683
Total liabilities	3,938,365	4,304,455

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,820,308 shares issued)	528	528
Additional paid-in capital	431,920	432,035
Retained earnings	52,555	44,102
Accumulated other comprehensive income, net of taxes of $3,055 and $1,634, respectively	4,992	2,742
Treasury stock, at cost (5,830,500 and 5,235,538 shares, respectively)	(56,056)	(48,674)
Unearned compensation	(352)	(383)
Total shareholders’ equity	433,587	430,350
Total liabilities and shareholders’ equity	$4,371,952	$4,734,805

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Operations

(unaudited and in 000’s except per share amounts)

	Three months ended March 31,
	2004	2003

Interest income:
Loans and leases	$48,039	$38,261
Investment securities	3,966	6,609
Short-term investments	180	132
Total interest income	52,185	45,002

Interest expense:
Deposits	11,818	12,446
Other borrowed funds	8,618	9,053
Total interest expense	20,436	21,499
Net interest income	31,749	23,503
Provision for credit losses	1,847	868
Net interest income after provision for credit losses	29,902	22,635

Non-interest income:
Service charges and fees	17,032	11,326
Gains on sales of mortgage loans and mortgage servicing rights	32,314	48,923
Net gain on sales of investment securities	3,169	6,332
Other income	4,176	2,563
Total non-interest income	56,691	69,144

Non-interest expense:
Salaries and benefits	30,927	29,810
Customer service	2,913	2,771
Marketing	2,259	2,074
Data processing	4,491	4,150
Depreciation and amortization	4,783	3,536
Impairment and amortization of mortgage servicing rights	10,246	9,801
Office expenses	2,680	2,723
Occupancy	5,134	4,313
Travel and entertainment	1,176	852
Professional fees	2,910	2,887
Other expenses	4,042	5,915
Prepayment fees on the early extinguishment of debt	—	5,976
Total non-interest expense	71,561	74,808
Income before income taxes	15,032	16,971
Income tax expense	(5,638)	(6,269)
Net income	$9,394	$10,702

Net income per common and potential common shares outstanding:
Basic	$0.20	$0.22
Diluted	$0.20	$0.22

Weighted average common and potential common shares outstanding:
Basic	47,250	48,324
Diluted	47,968	48,762

Dividends declared on common stock per share	$0.02	$0 .02

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited and in 000’s)

	Common shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation	Total
Balance – December 31, 2003	52,820	$528	$432,035	$44,102	$2,742	$(48,674)	$(383)	$430,350
Comprehensive income:
Net income	—	—	—	9,394	—	—	—	9,394
Realized gain on sales of securities, net of taxes	—	—	—	—	(1,980)	—	—	(1,980)
Unrealized gain on securities, net of taxes	—	—	—	—	4,230	—	—	4,230
Comprehensive income								11,644
Dividends declared on common stock	—	—	—	(941)	—	—	—	(941)
Purchase of shares of common stock for treasury, net of reissuances	—	—	(115)	—	—	(7,382)	—	(7,497)
Amortization of unearned compensation	—	—	—	—	—	—	31	31
Balance – March 31, 2004	52,820	$528	$431,920	$52,555	$4,992	$(56,056)	$(352)	$433,587

	Common shares	Common stock	Additional paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation	Total
Balance – December 31, 2002	52,675	$527	$426,485	$(2,568)	$11,026	$(33,880)	$—	$401,590
Comprehensive income:
Net Income	—	—	—	10,702	—	—	—	10,702
Realized gain on sales of securities, net of taxes	—	—	—	—	(3,993)	—	—	(3,993)
Unrealized gain on sales of securities, net of taxes	—	—	—	—	1,826	—	—	1,826
Comprehensive income								8,535
Dividends declared on common stock	—	—	—	(973)	—	—	—	(973)
Purchase of shares of common stock for treasury, net of reissuances	—	—	(3)	—	—	(7,499)	—	(7,502)
Issuances of common stock	68	—	4,575	—	—	—	—	4,575
Balance – March 31, 2003	52,743	$527	$431,057	$7,161	$8,859	$(41,379)	$—	$406,225

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Cash Flows

(unaudited and in 000’s)

	Three months ended March 31,
	2004	2003
Operating activities:
Net income	$9,394	$10,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,783	3,536
Amortization of premiums on investment securities, loan and lease receivables and debt	3,275	2,135
Gain on sales of available for sale investment securities	(3,169)	(6,332)
Origination of loans held for sale	(3,258,766)	(4,357,423)
Proceeds from sales of loans held for sale	3,867,126	4,252,301
Net gain on sales of loans and servicing rights	(32,314)	(48,923)
Capitalization of mortgage servicing rights	(3,854)	(50,201)
Proceeds from sale of mortgage servicing rights	1,990	22,795
Impairment and amortization of mortgage servicing rights	10,246	9,801
Provision for credit losses	1,847	868
Amortization of unearned compensation	31	—
Changes in assets and liabilities which provide (use) cash:
Decrease in accrued interest receivable	3,946	1,369
(Increase) decrease in other assets, due from servicers, and intangibles	(16,680)	5,443
Increase (decrease) in accrued interest payable	306	(2,079)
Decrease in accounts payable and accrued liabilities	(13,743)	(12,072)
Increase in loans in process	23,124	24,975
Net cash provided by (used in) operating activities	597,542	(143,105)

Investing activities:
Purchases of available for sale investment securities	(6,000)	(50,508)
Principal repayments on available for sale investment securities	16,991	19,973
Sales and maturities of available for sale investment securities	14,216	122,149
(Purchase) sale of Federal Home Loan Bank Stock	(2,220)	3,100
Origination and purchases of loans and leases	(415,459)	(241,872)
Principal repayments on loans and leases	130,890	114,582
Purchases of furniture, fixtures, and equipment	(4,196)	(6,452)
Net cash used in investing activities	(265,778)	(39,028)

Financing activities:
Increase in money market and checking accounts	147,125	289,145
Decrease in certificates of deposits	(42,381)	(54,754)
Proceeds from other borrowed funds	3,361,608	1,642,598
Repayments of other borrowed funds	(3,634,722)	(1,686,453)
Net purchase of treasury stock	(7,497)	(7,502)
Net proceeds from the issuance of common stock	—	4,575
Dividend payments on common stock	(941)	(973)
Net cash (used in) provided by financing activities	(176,808)	186,636
Net increase in cash and cash equivalents	154,956	4,503
Cash and cash equivalents:
Cash, beginning of period	33,627	111,565
Cash, end of period	$188,583	$116,068

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20,130	$23,578
(Refunds received) cash paid during the period for income taxes	$(8,359)	$1,734

See notes to consolidated financial statements.

NETBANK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(unaudited)

1.             ORGANIZATION AND BASIS OF PRESENTATION

NetBank, Inc. is a financial holding company that wholly owns the outstanding stock of NetBank, (“NetBank, FSB” or the “Bank”), a federal savings bank; Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc., (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities.  NetBank, FSB owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, NetBank Payment Systems, Inc. (“NPS”), a leading provider of ATM services for retail and other non-bank businesses and Resource Bancshares Mortgage Group, Inc. (“Resource”). Resource wholly owns RBMG, Inc. (“RBMG”), a wholesale mortgage banking company, and Republic Leasing Company, Inc. (“Republic Leasing”), a commercial financing company.

NetBank acquired NPS on December 1, 2003.  Accordingly, the financial impact of NPS is included from the date of acquisition.  The entire consolidated company is referred to herein as “NetBank” or  “the Company”.

In the opinion of management, the unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in NetBank’s Form 10-K filed with the SEC for the year ended December 31, 2003. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 2003 amounts have been reclassified for comparability with 2004 amounts.

All dollar figures are presented in thousands (000s) except per share data unless otherwise noted.

2.             ACQUISITIONS

Effective February 1, 2004, the Company acquired certain assets of Electronic Cash Systems, Inc., a provider of ATM and merchant processing services, pursuant to an Asset Purchase and Assignment Agreement.  The consideration paid, including transaction costs, was $4.7 million.  The acquisition was accounted for as a purchase, and accordingly, all assets were recorded at fair value.  As such, $3.0 million in goodwill, including transaction costs, and $1.5 million in contract intangibles were recorded.

On December 1, 2003, NetBank, Inc. acquired all of the outstanding stock of Financial Technologies, Inc., subsequently renamed NetBank Payment Systems, Inc., pursuant to an agreement dated October 5, 2003.  The consideration paid consisted of 77,674 shares of NetBank common stock and cash of $16 million.  The Company accounted for the acquisition as a purchase and recorded approximately $12.6 million of goodwill and $4.8 million of contract intangibles. Goodwill was decreased during the three months ended March 31, 2004 by $1.4 million related to adjustments to inventories and taxes associated with the acquisition.  The Company may pay additional consideration if NPS reaches specific financial goals over the next five years.

Effective April 30, 2003, the Company acquired certain assets of Memorial Park Mortgage, LTD, a mortgage banking business, pursuant to an Asset Purchase and Assignment Agreement.  The consideration paid, including transaction costs, was $3.2 million.  The acquisition was accounted for as a purchase, and accordingly, all assets were recorded at fair value.  As such, $2.0 million in goodwill, including transaction costs, was recorded.

3.             ACCOUNTING POLICIES

Reference is made to the accounting policies of NetBank described in the notes to consolidated financial statements contained in NetBank’s Form 10-K for the year ended December 31, 2003. The Company has followed those policies in preparing this report.

Significant Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Such estimates relate to the Company’s allowance for credit losses, the fair values of mortgage loans held for sale, lease receivables, mortgage servicing rights, servicing hedges and the Company’s other hedging instruments.  Because of the inherent uncertainties associated with any estimation process and due to possible future changes in market and economic conditions that will affect fair values, it is possible that actual future results and realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.

Stock Options. The Company accounts for stock options issued under the recognition and measurement principles of Accounting Principles Board 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effects on the results of operations and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock option-based employee compensation.

	Three months ended March 31,
	2004	2003
Net income, as reported	$9,394	$10,702
Deduct:
Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(367)	(469)
Pro forma net income	$9,027	$10,233

Earnings per share:
Basic – as reported	$0.20	$0.22
Basic – pro forma	$0.19	$0.21

Diluted – as reported	$0.20	$0.22
Diluted – pro forma	$0.19	$0.21

In addition, for the three months ended March 31, 2004 compensation expense of $31 related to restricted stock awards was recognized and included in net income as reported.

New Accounting Pronouncements. On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105 (“SAB 105”), Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivatives instruments.  In the bulletin, the SEC determined that a loan commitment for which the interest rate has been locked should be valued at zero at inception.  NetBank will adopt SAB 105 prospectively on April 1, 2004, and is it not expected to have a material impact on the Company’s balance sheet or statement of operations.

4.             LOAN AND LEASE RECEIVABLES

At March 31, 2004 and December 31, 2003 the Company had net unamortized premiums and deferred cost on its loans and leases of $32,858 and $30,256, respectively.  As of March 31, 2004 NetBank had commitments to fund mortgage loans of $1.7 billion, unused home equity lines of credit of $73,916 and commercial financing commitments of $8,659.  As of March 31, 2003 NetBank had commitments to fund mortgage loans of $2.4 billion, unused home equity lines of credit of $81,541 and commercial financing commitments of $9,012.

The following is a summary of NetBank’s loan and lease portfolio:

	As of March 31, 2004		As of December 31, 2003
	Amount	%	Amount	%
Residential mortgages	$1,496,798	71.9%	$1,309,689	72.7%
Leases	356,384	17.1%	345,540	19.2%
Auto	169,326	8.1%	92,724	5.2%
Home equity lines	58,241	2.8%	50,816	2.8%
Consumer	2,424	0.1%	1,880	0.1%
Total	2,083,173	100.0%	1,800,649	100.0%
Less allowance for credit losses	(44,591)		(43,689)
Total	$2,038,582		$1,756,960

5.             ALLOWANCE FOR CREDIT LOSSES

NetBank considers a loan or lease receivable to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan or lease agreement.  NetBank measures impairment of a loan or lease on a loan-by-loan or lease-by-lease basis.  Amounts of impaired loans that are not probable of collection are charged off immediately.  NetBank had $81,418 and $82,816 of impaired, non-accrual loan and lease receivables as of March 31, 2004 and December 31, 2003, respectively.  The purchased CMC lease portfolio represents $77,835 of the $81,418 total impaired, non-accrual loan and lease receivables as of March 31, 2004.  Reference is made to Note 11 for additional detail regarding the CMC lease portfolio.

The following is a summary of the allowance for credit losses:

	Three months ended March 31,
	2004	2003
Beginning balance	$43,689	$42,576
Provision for credit losses	1,847	868
Charge-offs:
Residential mortgages	(153)	(346)
Leases	(973)	(1,442)
Home equity lines	(187)	(288)
Consumer	(48)	(18)
Auto	(324)	—
Total charge-offs	(1,685)	(2,094)
Recoveries:	—	—
Residential mortgages	11	90
Leases	567	514
Home equity lines	—	3
Consumer	—	—
Auto	162	—
Total recoveries	740	607
Total charge-offs, net	(945)	(1,487)
Ending balance	$44,591	$41,957

Allowance for credit losses as a percent of average loans and leases	2.4%	4.2%

6.             FAIR VALUE AND IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

For purposes of evaluating its mortgage servicing rights portfolio for impairment, the Company disaggregates its servicing portfolio into two primary segments: available for sale and held for sale.

The segment of the portfolio designated as available for sale is composed of servicing rights that were retained out of production pursuant to individual portfolio retention decisions or purchased in bulk transactions.  As of March 31, 2004, the Company is retaining the majority of its conventional mortgage loan servicing rights.  The available for sale portfolio is disaggregated for purposes of measuring potential impairments according to defined risk tranches.  The Company has defined its risk tranches based upon interest rate band and product type.  With respect to each such risk tranche, the fair value thereof, which is based upon an internal analysis that considers current market conditions, prevailing interest rates, prepayment speeds, default rates and other relevant factors, is compared to amortized carrying values of the mortgage servicing rights for purposes of measuring potential impairment.

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

The following amounts related to NetBank’s mortgage servicing rights portfolio as of March 31, 2004 and December 31, 2003:

	Available for sale		Held for sale
	2004	2003	2004	2003
UPB	$12,775,835	$12,293,325	$475,284	$250,338
Carrying Value	$150,391	$162,030	$6,233	$3,184
Carrying Value / UPB	1.18%	1.32%	1.31%	1.27%
Fair value	$150,982	$162,656	$6,233	$3,184
Fair Value / UPB	1.18%	1.32%	1.31%	1.27%
Weighted average note rate	6.04%	6.09%	5.64%	5.82%
Weighted average service fee	0.33%	0.33%	0.40%	0.32%
Net Basis as multiple	3.57	3.99	3.26	3.91

The following table summarizes changes in the impairment reserve for NetBank’s available for sale mortgage servicing rights:

Balance as of December 31, 2003	$58,253
Servicing valuation impairment	1,170
Balance as of March 31, 2004	$59,423

7.             DEPOSITS

The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by the Company:

	As of March 31, 2004			As of December 31, 2003
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$343,538	13.0%	N/A	$198,884	7.8%	N/A
Interest bearing:
Checking accounts	244,877	9.3%	1.1%	228,178	9.0%	1.4%
Money market	1,349,066	51.0%	1.7%	1,363,294	53.7%	1.9%
Certificate of deposit under $100	586,770	22.2%	2.7%	632,602	24.9%	2.8%
Certificate of deposit over $100	119,920	4.5%	2.7%	116,469	4.6%	2.8%
Total deposits	$2,644,171	100.0%		$2,539,427	100.0%

Accrued interest as of March 31, 2004 related to checking, money market and certificates of deposit accounts was $82, $820 and $5,058, respectively.  Accrued interest as of December 31, 2003, related to checking, money market, and certificates of deposit accounts was $81, $801 and $5,686, respectively.  At March 31, 2004, and December 31, 2003, $647 and $664 of overdrawn deposits were classified as loans, respectively.

8.             BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of March 31, 2004 follows:

Type of Borrowing	Year of maturity	Range of stated interest rates March 31, 2004		Principal amount outstanding March 31, 2004
$0.5 million line of credit	2004	Prime	*	$37
$25 million line of credit	2004	Fed Funds	*	—
$100 million warehouse line of credit	2004	2.22%, 2.72	%*	—
$250 million master repurchase facility	2004	2.17% to 2.42	%*	148,486
$625 million FHLB warehouse line **	2005	DRC + 0.50	%*	—
$200 million master repurchase facility	2004	2.34% to 2.46%		2,325
FHLB advances	2004	DRC, 4.45	%*	125,225
FHLB advances	2005	1.77% to 7.41%		166,000
FHLB advances	2006	2.04% to 5.63%		60,000
FHLB advances	2007	2.57%		40,000
Notes Payable	2007	5.95%		259
FHLB advances	2008	1.90% to 1.92%		100,000
Notes Payble	2008	5.95%		1,304
FHLB advances	2009	1.80% to 4.64%		215,000
FHLB advances	2014	1.79% to 2.93%		185,000
Subordinated Debt	2032	LIBOR + 3.35	%*	4,382
Subordinated Debt	2033	LIBOR + 3.25	%*	4,382
Subordinated Debt	2034	LIBOR + 2.85	%*	3,093
$175 million master repurchase facility	N/A	1.54	%*	28,012
	Total Debt			$1,083,505

*   Indicates a variable rate.

** Line of credit extends to 40% of assets

Seven of the Federal Home Loan Bank (“FHLB”) advances totaling $226,000 are fixed rate. The remaining advances totaling $590,000 are also fixed, however, they may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR.  The FHLB warehouse line is a $625,000 adjustable line of credit with a floating rate based on the daily rate credit (“DRC”) plus 50 basis points used to fund mortgages originated by Market Street and RBMG.  An additional warehouse line based upon 40% of assets has a floating rate based on the DRC.  All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans.  At March 31, 2004, NetBank had pledged $262,394 of investment securities and $1.3 billion of mortgage loans to the FHLB as collateral for various FHLB advances.

In July 2003, all the convertible subordinated notes were called at par, and the remaining unamortized discount of $145 was written off.

NetBank’s subordinated debt is supported by trust preferred securities, which were issued in private pooled transactions through off balance sheet trusts: NBI Trust I, II and III. The subordinated debt, and the associated trust preferred securities carry a variable rate and were initially priced at LIBOR plus approximately 3.35% with a cap of 12.5% through January 2008.  Interest payments and the resetting of the rates both occur on a quarterly basis.  The debt is scheduled to mature from December 2032 through December 2033 and cannot be redeemed by the trust for a minimum of five years after issuance.

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line), the master repurchase facilities and commercial paper conduit facility are secured by mortgage loans and are subject to restrictive covenants.  The covenants include certain minimum net worth requirements, minimum tangible net worth requirements, certain minimum financial ratios, maintenance of servicer eligibility for various government agencies, a minimum balance in the mortgage servicing rights portfolio and certain minimum liquidity requirements, which are all defined in the terms of the related debt agreements.  In addition, the covenants restrict the types of business activities in which the Company may engage.  NetBank was in compliance with all debt covenants in place as of March 31, 2004.  Although management anticipates complying with all current debt covenants, there can be no assurance that NetBank or its individual subsidiaries will be able to comply with all debt covenants in the future.  Failure to comply could result in the loss of the related financing.  Short-term debt outstanding to third parties reached the highest level for the quarter on March 12, 2004 with a daily short-term balance of $1,304 million.

9.             NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three months ended March 31, 2004 and 2003.  The effect of the retired convertible debt securities was not included in the 2003 period because the assumed conversion of such securities was anti-dilutive.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended March 31, 2004
Basic EPS	$9,394	47,250	$0.20
Effect of dilutive securities – option to purchase common shares	—	718	—
Diluted EPS	$9,394	47,968	$0.20

Three months ended March 31, 2003
Basic EPS	$10,702	48,324	$0.22
Effect of dilutive securities – option to purchase common shares	—	438	—
Diluted EPS	$10,702	48,762	$0.22

10.          BUSINESS SEGMENTS

During the three months ended March 31, 2004, NetBank realigned its operating segments as described in following paragraph.  All prior periods amounts have been restated in conformity with the current period presentation.

NetBank’s principal activities include retail banking, financial intermediary and transaction processing.  The retail banking segment primarily consists of offering consumer banking products such as checking, money market, and certificates of deposit.  Its investments primarily consist of 1-4 family mortgage loans originated by the financial intermediary segment, small business financing leases originated by Republic Leasing, auto loans originated by its dealer financial services division, purchased securities for investment, mortgage servicing assets and various other purchased or retained loan products.  The financial intermediary segment originates mortgage loans directly with borrowers and purchases mortgage loans from correspondents and/or brokers.  The financial intermediary segment packages or pools such loans either inclusive or exclusive of servicing rights for retention by the retail banking segment or sale into the secondary market.  The transaction processing segment processes mortgages on behalf of community banks on a private label basis; provides ATM and merchant processing services; subservices loans for the retail bank segment, transaction processing segment and for third-party customers; and sells various insurance products using an Internet-based platform.

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

	For the three months ended March 31, 2004
	Retail banking	Financial intermediary	Transaction processing	Other / Eliminations	Consolidated
Interest income	$25,410	$25,802	$8	$965	$52,185
Intersegment interest income	10,376	58	—	(10,434)	—
Total interest income	35,786	25,860	8	(9,469)	52,185
Interest expense	18,726	1,545	24	141	20,436
Intersegment interest expense	153	10,194	—	(10,347)	—
Total interest expense	18,879	11,739	24	(10,206)	20,436
Net interest income	16,907	14,121	(16)	737	31,749
Provision for credit losses	1,829	18	—	—	1,847
Intersegment– servicing and processing fees	—	—	3,790	(3,790)	—
Non-interest income	19,195	34,573	3,971	(1,048)	56,691
Non-interest expense	27,341	35,383	7,573	1,264	71,561
Intersegment– servicing and processing expenses	2,380	1,410	—	(3,790)	—
Pre-tax income (loss)	$4,552	$11,883	$172	$(1,575)	$15,032

	For the three months ended March 31, 2003
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$19,500	$25,495	$—	$7	$45,002
Intersegment interest income	8,509	—	—	(8,509)	—
Total interest income	28,009	25,495	—	(8,502)	45,002
Interest expense	19,428	1,659	—	412	21,499
Intersegment interest expense	485	8,221	—	(8,706)	—
Total interest expense	19,913	9,880	—	(8,294)	21,499
Net interest income	8,096	15,615	—	(208)	23,503
Provision for credit losses	849	19	—	—	868
Intersegment— servicing and processing fees	—	—	3,004	(3,004)	—
Non-interest income	17,466	51,384	1,239	(945)	69,144
Non-interest expense	32,733	34,958	5,890	1,227	74,808
Intersegment— servicing and processing expenses	2,111	893	—	(3,004)	—
Pre-tax income (loss)	$(10,131)	$31,129	$(1,647)	$(2,380)	$16,971

11.          LOSS CONTINGENCY

NetBank, FSB is involved in litigation with three insurance companies who are sureties on some of NetBank, FSB’s commercial lease portfolios.  NetBank, FSB has filed a claim for all principal and interest payments that are currently past due.  The total unpaid principal and interest balance of $77.8 million is included in loan and lease receivables.  In accordance with the Office of Thrift Supervision requirements, the Company maintains an allowance for losses against this portfolio of $21.2 million.  For the three months ended March 31, 2004 and 2003, the Company did not accrue scheduled interest of $767 and $1,539, respectively, and incurred $503 and  $151, respectively, in legal expenses related to this litigation.  Legal expenses are included in the professional fees line of the statement of operations.  For the three months ended March 31, 2004 and 2003, the lost interest and legal expenses associated with the CMC lease portfolio negatively impacted the company’s results by approximately $0.02.

12.          COMMITMENTS AND GUARANTEES

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

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights.  Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or servicing rights for losses if there has been a breach of representations or warranties.  Repurchased loans are carried at the lower of cost or net realizable value.  There were $39.8 million and $51.9 million of repurchased loans included in mortgage loans held for sale at March 31, 2004 and December 31, 2003, respectively.  The Company had $10.8 million and $16.8 million of reserves resulting from the estimation of the net realizable value associated with repurchased loans as of March 31, 2004 and December 31, 2003, respectively.  Additionally, the Company had $18.5 million and $17.9 million of reserves for estimated losses on future repurchases as of March 31, 2004 and December 31, 2003, respectively.

NetBank is unable to determine its maximum exposure under its representations and warranties.  The maximum exposure under NetBank’s representations and warranties would be the outstanding principal balance and any premium paid of all loans or mortgage servicing rights ever sold by the Company less any loans sold servicing released or any loans underlying mortgage servicing rights that have already prepaid or defaulted without a breach of representations and warranties.  For the three months ended March 31, 2004 and 2003, the Company repurchased approximately $8.4 million and $9.8 million of unpaid principal balances, respectively.

In certain sales of whole loans and sales of servicing, the Company is contractually obligated to refund to the purchaser, certain premiums paid to the Company on the sale if the mortgagor prepays the mortgage during a specified period of time (generally from 60 to 120 days after sale).  At March 31, 2004 and December 31, 2003, the Company held a reserve for its estimated obligation of $1,856 and $1,104, respectively.

As of March 31, 2004, NetBank had commitments to fund mortgage loans of $1.7 billion, open-end consumer lines of credit of $73,916, undisbursed mortgage construction loans of $55,715, undisbursed commercial financing loans of $3,889 and commercial financing commitments of $4,770.

NetBank is involved in certain legal proceedings, excluding the CMC litigation discussed in note 11, incidental to its business.  NetBank does not believe that the outcome of these proceedings will have a material adverse effect upon its financial condition, results of operations or cash flows.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may include forward-looking statements. Forward-looking statements regarding the intent, belief or current expectations of NetBank, Inc. or its officers and directors can be identified by the use of forward-looking terms such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other comparable terminology. Various internal and external factors could cause the Company’s actual results to differ materially from those anticipated by the forward-looking statements. These factors include, but are in no way limited to, 1) the evolving nature of the market for Internet banking and financial services generally; 2) the public’s perception of the Internet as a secure, reliable channel for transactions; 3) the success of new products and lines of business considered critical to the Company’s long-term strategy, such as small business banking and transaction processing services; 4) potential difficulties in integrating the Company’s operations across its multiple lines of business; 5) the cyclical nature of the mortgage banking industry generally; 6) a possible decline in asset quality; 7) the possible adverse effects of unexpected changes in the interest rate environment; 8) adverse legal rulings, particularly in the company’s litigation over leases originated by the Commercial Money Center, Inc.; and/or 9) increased competition and regulatory changes. The Company’s 2003 Form 10-K filed with the Securities and Exchange Commission, contains additional details on these and other risks that are material to operations. All forward-looking statements in this report are based on information available at the time of filing. The Company has no obligation to update any forward-looking statement included herein.

General

NetBank, Inc. is a financial holding company that wholly owns the outstanding stock of NetBank, (“NetBank, FSB” or the “Bank”), a federal savings bank; Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc., (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities.  NetBank, FSB owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, NetBank Payment Systems, Inc. (“NPS”), a leading provider of ATM services for retail and other non-bank businesses and Resource Bancshares Mortgage Group, Inc. (“Resource”). Resource wholly owns RBMG, Inc. (“RBMG”), a wholesale mortgage banking company, and Republic Leasing Company, Inc. (“Republic Leasing”), a commercial financing company.

NetBank acquired NPS on December 1, 2003.  Accordingly, the financial impact of NPS is included from the date of acquisition.  The entire consolidated company is referred to herein as “NetBank” or  “the Company”.

All dollar figures are presented in thousands (000s) except per share data unless otherwise noted.

Executive Summary.

After its acquisition of Resource at March 31, 2002, NetBank commenced a near-term strategy of re-positioning its balance sheet to accommodate running a financial intermediary operation while positioning its operations so that, over the long-term, its income would be generated equally from retail banking, financial intermediary operations, and transaction processing operations.

With respect to the re-positioning of its balance sheet, NetBank has sold many of the loans previously acquired from third parties and replaced those loans with internally-generated loans with better credit and interest rate risk profiles.  Likewise, the retail bank has seen an increase in its warehouse lines to the financial intermediary segment whereby the company as a whole earns a long-term rate on an asset that is pre-sold into the secondary market.  On the liability side, NetBank has replaced higher-priced, longer-term FHLB borrowings with shorter-term, lower-cost borrowings that better match the duration of the new assets being put on the books.   Likewise, NetBank is proactively managing its pricing strategy to attract multi-product, profitable relationships.  Higher rates are extended to customers who sign up for multiple services and actively use transaction-based accounts, such as checking and money market. The bank has lowered the rates on its certificates of deposit to discourage single-product relationships.  These relationships are typically unprofitable for the bank since this type of customer is simply looking for the highest rate available and has no intention of using the bank for other services. The bank may soon offer a higher-rate CD to customers who hold other products and services.  These asset-liability strategies have dramatically increased the net interest margin and core profitability of the retail bank.  The bank’s net interest margin increased from 100 bps for the quarter ended March 31, 2003 to 163 bps for the quarter ended March 31, 2004.

On the longer-term strategy of balancing its sources of income, the first quarter results showed significant progress.  During the first quarter of 2003, all of the Company’s profits came from the financial intermediary segment.  The retail bank segment went from a loss of $6,388 for the first quarter of 2003 to an income of $2,845 for the first quarter of 2004.  Likewise, the transaction processing segment went from a loss of $1,039 to an income of $108 comparing the first quarter of 2003 to the comparable period in 2004.

The financial intermediary segment in 2003 enjoyed the benefits of a historically low interest rate environment.  Late in 2003 and continuing into 2004, mortgage rates increased and production and sales volumes declined.  Production dropped from $4.4 billion for the first quarter of 2003 to $3.3 billion for the first quarter of  2004.  Sales of mortgages, likewise, dropped from $4.1 billion for the first quarter of 2003 to $3.8 billion for the first quarter of 2004.  Margins in the financial intermediary segment dropped from 161 bps during the first quarter of 2003 to 129 bps for the first quarter of 2004 as competitive pressures heated up related to excess capacity particularly in the correspondent channel.  This resulted in a reduction in net income of $12,203 comparing the first quarter of 2003 with the comparable quarter of 2004.  In spite of this drop in income from the financial intermediary segment, the aforementioned strategies enabled NetBank to post consolidated earnings of $9,394 or $0.20 per share for the quarter ended March 31, 2004 compared with income of $10,702 or $0.22 per share for the same period in 2003.

Financial Condition

General.  NetBank’s assets totaled $4.4 billion at March 31, 2004, a decrease of $363 million or 8% from December 31, 2003.  This decline is primarily the result of three factors: first, the velocity of sales into the secondary market by the financial intermediary segment surpassed its production by $513 million during the period; second, the retail banking segment sold $146 million of investment securities available for sale; and third, receivables from unsettled trades declined by $76 million.  These declines were partially offset by increases of $282 million in loan and lease receivables and $155 million in cash and cash equivalents.

Investment Securities.  During the three months ended March 31, 2004, the Company sold $146 million of its investment securities available for sale at gains of $3.2 million.  As reflected in the following tables, the majority of the securities sold were mortgage pool securities.  The Company will continue to buy and sell investment securities on a selected basis as part of its overall asset-liability management strategy.

The following tables set forth certain information relating to the Company’s available for sale securities:

As of March 31, 2004	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$91,405	$1,165	$—	$92,570
Collateralized mortgage obligations	1,239	86	—	1,325
U.S. government agencies	162,285	5,948	—	168,233
Corporate bonds	35,101	848	—	35,949
Habitat bonds and other	3,883	—	—	3,883
Total	$293,913	$8,047	$—	$301,960

As of December 31, 2003	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$191,492	$1,243	$114	$192,621
Collateralized mortgage obligations	1,356	108	—	1,464
U.S. government agencies	224,435	2,743	—	227,178
Corporate bonds	29,094	411	187	29,318
Habitat bonds and other	3,595	172	—	3,767
Total	$449,972	$4,677	$301	$454,348

Loan and Lease Receivables.  For the three months ended March 31, 2004, the loan and lease receivables portfolio increased $283 million, a 16% increase.  The Company achieved this growth by selectively retaining $294 million in mortgage and home equity loans originated through its mortgage subsidiaries, $87 million of auto loans originated through its indirect auto lending unit and $39 million of small business financing leases originated through Republic leasing.  The retention of these internally originated assets was offset, in part, by $138 million of principal reductions and prepayments.  NetBank is actively replacing its purchased loan and lease receivables portfolio with internally originated loans and leases so it can capitalize on cross-selling opportunities, internally service the assets and more effectively control its credit and interest rate risk.  Third-party purchased loans represent only 13% of the held for investment portfolio.  NetBank intends to continue retaining its originated auto loans until the percentage of auto and other consumer loans to total interest-earning assets reaches approximately 15%.  At that time, the Company will begin selling any excess originations into the secondary markets.

Asset Quality and Non-performing Assets. The Company periodically reviews the performance of its loan and lease receivables portfolio by reviewing charge-offs, delinquency statistics, and various other industry statistics.  Large non-homogeneous credits are reviewed on a loan-by-loan or lease-by-lease basis, whereas relatively small credits with similar risk characteristic are reviewed on a pool-by-pool basis.  If a decline in credit quality for a specific pool or individual loan or lease is noted, the Company records additional allowance through a charge to the provision for credit losses.  The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio.  The Company determines the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors.  NetBank’s non-performing assets as a percentage of gross unpaid principal balance (UPB) improved from 4.6% at December 31, 2003, to 3.9% at March 31, 2004, as the level of non-performing assets held fairly constant relative to an increase of $283 million or 16% in gross UPB.  As gross UPB continues to increase from the retention of high-quality loans and leases, the Company expects these ratios may continue to improve.

The following tables detail NetBank’s held for investment loan and lease portfolio, the associated allowance for credit losses and non-performing assets:

	March 31, 2004
	Gross UPB	Allocated Allowance	(1) Non- performing	Allowance / NPA	NPA / Gross UPB
Held for investment assets
Residential mortgages	$1,496,798	$9,872	$1,978
Leases	278,549	11,224	1,264
Auto	169,326	1,326	54
Home equity lines	58,241	859	287
Consumer	2,424	80	—
Loan and lease receivables	2,005,338	23,361	3,583	652.0%	0.2%
CMC leases (2)	77,835	21,230	77,835	27.3%	100.0%
Total	$2,083,173	$44,591	$81,418	54.8%	3.9%

	December 31, 2003
	Gross UPB	Allocated Allowance	(1) Non- performing	Allowance / NPA	NPA / Gross UPB
Residential mortgages	$1,309,689	$10,087	$2,436
Leases	266,957	10,427	1,430
Auto	92,724	1,054	27
Home equity lines	50,816	829	339
Consumer	1,880	62	1
Loan and lease receivables	1,722,066	22,459	4,233	530.6%	0.2%
CMC leases (2)	78,583	21,230	78,583	27.0%	100.0%
Total	$1,800,649	$43,689	$82,816	52.8%	4.6%

(1)            Non-performing assets (“NPA”) include all loans and leases that are 90 days or more delinquent or on non-accrual status.  The tables above do not include $45,553 and $46,409 of non-performing loans classified as held for sale as of March 31, 2004 and December 31, 2003, respectively.  Since loans classified as held for sale are carried at the lower of cost or market, the estimated losses that may occur have already been recorded in both the balance sheet and statement of operations.

(2)            The reader is directed to Part II. Item 1. Legal Proceedings contained within this report for additional detail regarding the CMC litigation.

Mortgage Servicing Rights.  Beginning in late 2002, NetBank adopted a strategy of retaining primarily all of its originated conventional MSRs in order to achieve the necessary critical mass the servicing division requires to eventually become operationally profitable.  NetBank will continue to retain the majority of its originated MSRs for the foreseeable future.  For the three months ended March 31, 2004, the value of NetBank’s MSRs declined $9 million or 5%.  The $9 million decline in value was primarily driven by the $10 million of amortization and impairment and the fall of long-term interest rates, which resulted in a loss of $18 million in the market value during the quarter.  These declines in value were offset in part by the capitalization of $19 million in new servicing rights.  Should long-term rates rise during the next quarter, the Company could see a reversal of the loss in market value.

Derivatives. The fair value of hedges covering the available for sale servicing portfolio increased in value by $9,956 during the three months ended March 31, 2004.  The fair value of hedges covering the pipeline of servicing also increased in value by $2,361 during the three months ended March 31, 2004.  The fair value of the Company’s loan commitments for which the interest rate is locked (“rate locks”) declined in value by $2,229 during the three months ended March 31, 2004; however, the portfolio of mandatory delivery commitments hedging the Company’s rate locks increased in value by $3,859 during the same period.  The value of the mandatory delivery commitments hedging the Company’s inventory of closed loans also increased in value by $1,111 during the same period.

Liabilities.  Total liabilities declined $366 million during the three months ended March 31, 2004 compared to December 31, 2003.  The decline was primarily related a $349 million decline in other borrowed funds, which were used to support the higher level of loans held for sale, and a $132 million decline in unsettled trades.  These declines were partially offset by a $105 million or 4% increase in deposits.

Deposits.  Deposits were $2.6 billion at March 31, 2004, a 4% increase compared to $2.5 billion at December 31, 2003.  As of March 31, 2004, deposits represented 71% of total interest-bearing liabilities (including deposits, other borrowed funds and subordinated debt) outstanding.  FHLB advances, warehouse lines of credit and repurchase agreements represented approximately 28%, and subordinated debt represented less than 1%.  During the three months ended March 31, 2004, NetBank was able to achieve both increased deposits and lower cost of funds by replacing $42,381 of higher cost certificates of deposits with $147,125 of money market and interest-bearing checking accounts.  NetBank will continue to emphasize transactional accounts as its primary long-term funding source.  The following table summarizes NetBank’s deposits:

	As of March 31, 2004			As of December 31, 2003
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$343,538	13.0%	N/A	$198,884	7.8%	N/A
Interest bearing:
Checking accounts	244,877	9.3%	1.1%	228,178	9.0%	1.4%
Money market	1,349,066	51.0%	1.7%	1,363,294	53.7%	1.9%
Certificate of deposit under $100	586,770	22.2%	2.7%	632,602	24.9%	2.8%
Certificate of deposit over $100	119,920	4.5%	2.7%	116,469	4.6%	2.8%
Total deposits	$2,644,171	100.0%		$2,539,427	100.0%

Shareholders’ Equity.  Total shareholders’ equity increased $3,237 for the three months ended March 31, 2004.  The increase is primarily due to an $8,453 increase in retained earnings resulting from $9,394 of net income, offset in part by $941 of dividends, and an increase of $2,250 in accumulated other comprehensive income (OCI).  These increases were offset by an increase in treasury stock of $7,382 due to the repurchase of 672,100 shares of common stock at a weighted average cost of $12.26 per share offset, in part, by the reissuance of 77,138 shares under the employee stock purchase plan and exercise of employee stock options.  NetBank will continue to repurchase shares periodically in the public market or through private transactions.  In April 2004 the Board of Directors increased the number of shares available for repurchase by one million.  Including this increase, there are approximately 1.3 million shares remaining available for repurchase under current Board authority.

Results of Operations - Three months ended March 31, 2004, compared to the three months ended March 31, 2003

General.  Net income for the three months ended March 31, 2004, was $9,394 or $0.20 per share, compared to net income of $10,702 or $0.22 per share, for the same period in 2003. NetBank’s management capitalized on the favorable interest rate environment in the first quarter of 2003 to post strong revenues from its financial intermediary segment.  In contrast, interest rate volatility during the first quarter of 2004 adversely impacted the results reported from the financial intermediary segment.  Mortgage production dropped from $4.4 billion to $3.3 billion, while sales of mortgages dropped from $4.1 billion to $3.8 billion comparing the first quarter of 2003 to 2004, respectively.  NetBank also experienced pressure on its margins in the financial intermediary segment from increasing competition, especially in the correspondent channel.  The financial intermediary segment’s net income was down by $12.2 million as a result.   This was offset, in part, by improved results in the retail bank segment which posted income of $2,845 during the first quarter of 2004 compared with a loss of $6,388 for the first quarter of 2003.

Interest Income.  NetBank’s interest income for the three months ended March 31, 2004, was $52,185 compared to $45,002 for the same period in 2003.  As detailed in the following rate volume variance table, NetBank lowered the average balance of its short-term investments and investment securities available for sale by $166,153 and increased the average balance of its loans held for sale by $199,787 and loan and lease receivables by $866,578.  The increase in loan and lease receivables is principally the result of the bank retaining primarily adjustable rate mortgages originated by the financial intermediary segment.  During the current quarter NetBank retained $293 million of internally originated mortgage loans and approximately $87 million of internally originated auto loans.  As the Company continues to selectively retain internally originated loans, the average balance of loan and lease receivables will increase as a percentage of total interest-earning assets.  The expected increase in loan and lease receivables as a percentage of total interest-earning assets will be compounded by the expected decline in the average balance of loans held for sale.  This decline is based on the April 2004, Mortgage Bankers Association’s forecast of residential mortgage originations being 33% lower in 2004 than in 2003.  As discussed in note 11 of the consolidated financial statements included within this report, the Company has not accrued and has not received approximately $767 of interest related to the CMC lease portfolio during the three months ended March 31, 2004.  See Part II. Item 1. Legal Proceedings within this report for a more in depth discussion of the CMC lease portfolio and associated litigation.

Interest Expense. Total interest expense for the three months ended March 31, 2004, was $20,436 compared to $21,499 for the same period of 2003.  The $1,063 decline is primarily due to the 67 basis-point reduction in the average cost of funds, offset in part by the impact of an increase of $770,814 in the average balance of interest-bearing liabilities.  For the three months ended March 31, 2004 there was $11,818 of interest expense on deposits (including checking, money market and certificates of deposits) as compared to $12,446 for the three months ended March 31, 2003.  The $628 net decrease in interest expense on deposits was the result of a 37 basis-point decline in the average rate paid on deposits resulting in a positive $969 rate variance, partially offset by a negative volume variance of $341 due to increased average interest-bearing deposit balances of $249,813.  For the three months ended March 31, 2004, interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $8,618 compared to $9,053 for the same period of 2003.  The $435 decline in interest expense related to other borrowed funds is the result of a 143 basis-point decline in the average cost of funds, partially offset by an increase of $521,001 in the average outstanding balance.  The 143 basis-point reduction in the average cost of other borrowed funds is primarily due to fixed-rate term FHLB advances being prepaid and replaced with variable rate advances.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income was $31,749, or 3.06% of average interest-earning assets for the three months ended March 31, 2004, compared to $23,503, or 2.90% of average interest-earning assets for the three months ended March 31, 2003.

The following table details the relative interest rates and average balances of NetBank’s interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2004, and 2003:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2004	2003	2004	2003		2004	2003	Variance	Rate	Volume (3)
				Interest-earning assets:
$71,516	37,674	1.01%	1.40%	Short-term investments	$180	$132	$48	$(37)	$85
453,377	653,372	3.50%	4.05%	Investment securities (1)	3,966	6,609	(2,643)	(893)	(1,750)
1,756,858	1,557,071	5.58%	6.54%	Loans held for sale (2)	24,518	25,477	(959)	(3,747)	2,788
1,863,290	996,712	5.05%	5.13%	Loans and leases receivable (2)	23,521	12,784	10,737	(202)	10,939
4,145,041	3,244,829	5.04%	5.55%	Total interest-earning assets	52,185	45,002	7,183	(4,879)	12,062

				Interest-bearing liabilities:
227,117	168,126	1.24%	1.55%	Checking accounts	704	650	54	(129)	183
1,356,917	906,564	1.74%	2.25%	Money market accounts	5,898	5,099	799	(1,159)	1,958
752,105	1,011,636	2.77%	2.65%	Certificates of deposit	5,216	6,697	(1,481)	319	(1,800)
619,499	335,069	2.04%	2.29%	Short-term debt	3,157	1,921	1,236	(213)	1,449
858,898	601,178	2.48%	4.47%	FHLB advances	5,320	6,720	(1,400)	(2,996)	1,596
11,857	4,382	4.76%	4.75%	Subordinated debt	141	52	89	—	89
—	28,624	—	5.03%	Convertible subordinated debt	—	360	(360)	—	(360)
3,826,393	3,055,579	2.14%	2.81%	Total interest-bearing liabilities	20,436	21,499	(1,063)	(4,178)	3,115

—	—	2.90%	2.74%	Net interest margin	31,749	23,503	8,246	(701)	8,947
318,648	189,250	0.16%	0.16%	Interest free sources	—	—	—	—	—
$4,145,041	$3,244,829	3.06%	2.90%	Net interest income to interest-earning assets	$31,749	$23,503	$8,246	$(701)	$8,947

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $1,847 for the three months ended March 31, 2004, compared to $868 for the same period of 2003.  The increase in provision relates to the increase in loans retained during the quarter.  During the three months ended March 31, 2004, NetBank retained its originated auto loans of $87 million, originated mortgage loans of $293 million, and originated leases of $39 million.  During the three months ended March 31, 2003, NetBank retained originated mortgage loans of $215 million and originated leases of $31 million.  Reference is made to the asset quality and non-performing assets section in the financial condition section contained within this report for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income.  Non-interest income decreased $12,453 to $56,691 for the three months ended March 31, 2004, compared to $69,144 for the same period of 2003.  Gain on sales of mortgage loans and mortgage servicing rights accounted for $16,609 of the period-over-period decrease, which was primarily due to the $374,013 decrease in sales of mortgage loans period over period coupled with a compression in the margin on sales related primarily to correspondent operations.  This decrease was partially offset by an increase of $5,706 in service charges and fees related to the growth in the servicing portfolio and the growth in deposits.  For the three months ended March 31, 2004, other income increased $1,613 compared to the same period of 2003.  Other income for the three months ended March 31, 2004, consisted of $1,201 of gains associated with fair value adjustments for assets accounted for under SFAS No. 133, $545 of revenues from MG Reinsurance, $382 of revenues from Republic Leasing, $472 of revenue from NetBank Payment Systems, and $1,576 of ancillary fees and income.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses.  Non-interest expense decreased by $3,247 to $71,561 for the three months ended March 31, 2004, from $74,808 for the three months ended March 31, 2003.  The decrease is primarily related to the reduction in prepayment penalties on the early extinguishment of debt of $5,976 during the quarter ended March 31, 2004 compared with the same period in 2003.  During the quarter ended March 31, 2004, NetBank did not prepay any of its term FHLB advances, while during the quarter ended March 31, 2003, NetBank prepaid $100 million of term, fixed-rate advances.  This decrease in non-interest expense was offset, in part, by increases in depreciation and amortization of $1,247 related to the deployment of new technology late in 2003, salaries and benefits of $1,117 (a 4% increase), and occupancy expense of $821.

Retail Bank Operations

The table below provides an overview of the results of operations for the retail bank segment:

	2004 1st Qtr	2003 1st Qtr	Change
Net interest income	$16,989	$8,097	$8,892
Provision for credit losses	1,829	849	980
Net interest income after provision	15,160	7,248	7,912
Fees, charges and other income	4,220	3,225	995
Total revenues	19,380	10,473	8,907
Total expenses	15,890	15,209	681
Pre-tax income (loss) before gains on securities, debt and net servicing results	3,490	(4,736)	8,226
Net gain on securities and prepaid debt	3,169	356	2,813
Net servicing results	(2,107)	(5,751)	3,644
Pre-tax income (loss)	$4,552	$(10,131)	$14,683

Earning assets	$4,156,361	$3,248,201	$908,160
UPB underlying MSRs	$13,086,946	$7,811,076	$5,275,870

Efficiencies to earning assets
Net interest income	1.63%	1.00%	0.63%
Provision	0.18%	0.10%	0.08%
Net interest income after provision	1.45%	0.90%	0.55%
Fees, charges and other income	0.41%	0.40%	0.01%
Banking revenues	1.86%	1.30%	0.56%
Total expenses	1.53%	1.87%	(0.34)%
Pre-tax income (loss) before net gains on securities, debt and net servicing results	0.33%	(0.57)%	0.90%

Net servicing results to UPB underlying MSRs	(0.06)%	(0.29)%	0.23%

Pre-tax income improved by $14,683 to $4,552 for the quarter ended March 31, 2004, compared with a pre-tax loss of $10,131 for the same period in 2003.

Improvements in net interest income of $8,892, net gain on securities and prepayment of debt of $2,813, net servicing results of $3,644, and fees, charges and other income of $995 resulted in the improvement quarter over quarter.  Net interest income improved primarily because of the retention over the past year of originated assets including mortgages, leases and auto loans.  Likewise, during 2003, the retail banking segment prepaid a large number of higher-priced term FHLB advances and, through pricing, moved the mix of deposits from higher cost certificates of deposit to lower cost money market and checking accounts.  These asset-liability strategies have improved the net interest income by 0.63% to 1.63% for the quarter ended March 31, 2004 compared with 1.00% for the same period in 2003.  The improvement in the gain on securities and prepayment of debt relates to the gain of $3.2 million on the sale of certain securities in the bank’s investment portfolio as part of the bank’s proactive asset-liability management strategy whereby assets were sold to mitigate inherent risks.  Net servicing results improved as the result of a reduction in actual prepayments and improved net hedge results during the quarter ended March 31, 2004 compared with the comparable quarter in 2003.  The improvement in fees, charges and other income relates to the increase in transactional accounts (i.e. checking and money market) period over period.

These improvements in earnings were offset, in part, by increases of $980 in provision for credit losses and increases in operating expenses of $681.  The provision for credit losses increased as the result of the increase in retention of originated mortgages, leases, and auto loans during the quarter ended March 31, 2004 compared with the comparable quarter for the prior year.  The increase in operating expenses relates primarily to the increase in transactional accounts period to period.

Financial Intermediary

The following table highlights the financial intermediary segment production and sales activities:

	2004 1st Qtr	2003 1st Qtr	Change
Pre-tax results
Net interest income	$14,105	$15,596	$(1,491)
Gain on sales of loans	32,299	49,708	(17,409)
Other income	1,711	1,058	653
Net MG Reinsurance results	507	556	(49)
Total revenues	48,622	66,918	(18,296)
Salary and employee benefits	22,446	23,571	(1,125)
Occupancy & depreciation expense	6,278	5,003	1,275
Other expenses	8,015	7,215	800
Total expenses	36,739	35,789	950
Pre-tax income	$11,883	$31,129	$(19,246)

Production	$3,258,766	$4,357,423	$(1,098,657)
Sales	$3,771,503	$4,145,516	$(374,013)

Efficiencies
Total revenues to sales	1.29%	1.61%	(0.32)%
Total expenses to production	1.13%	0.82%	0.31%
Pre-tax margin	0.16%	0.79%	(0.63)%

Note: The ratio of production revenues in bps to sales is based on mortgage banking sales, which includes inter-segment sales to the retail bank segment.

The interest rate environment during the first quarter of 2003 was much more favorable to mortgage production than the environment during the comparable 2004 quarter.  In 2003, mortgage rates were hitting historic lows.  The loan pipelines of originators throughout the mortgage banking industry were filled, resulting in less pressure on margins.  During the latter part of 2003 and continuing into the first quarter of 2004, mortgage rates rose, and competitive pressures heated up as pipeline volumes decreased.  This margin pressure was especially true in the correspondent channel.  This resulted in a decrease in mortgage production of $1.1 billion and a decrease in sales of $374 million.  The competitive pressures reduced revenue margins from 161 bps for the quarter ended March 31, 2003 to 129 bps for the comparable quarter in 2004.  As a result, revenues decreased $18.3 million.  Expenses increased $950.  Expenses in bps of production increased from 82 bps to 113 bps from the quarter ended March 31, 2003 to the comparable quarter in 2004.  This was the result of less leverage of fixed expenses during the quarter ended March 31, 2004 and expenses incurred during the quarter ended March 31, 2004 to obtain trailing documents needed to sell or securitize the buildup of loans in inventory at December 31, 2003.

Transaction Processing Segment

The transaction processing segment processes mortgages on behalf of community banks on a private label basis; provides ATM and merchant processing services; subservices loans for the retail bank segment, financial intermediary segment and for third party customers; and sells various insurance products using an Internet-based platform.

The following table highlights the results of operations for the transaction processing segment:

	2004 1st Qtr	2003 1st Qtr	Change
Total revenue	$7,661	$4,243	$3,418
Total expenses	7,489	5,890	1,599
Pre-tax income (loss)	$172	$(1,647)	$1,819

The improvement in the transaction processing segment for the quarter ended 2004 compared with the comparable quarter for 2003 relates primarily to the improvement in servicing factory results and the acquisition of NPS.  NPS added $375 of pre-tax income to the segment’s results.  Improved expense control and leveraging the expense base over more loans allowed the servicing factory to improve its results by $1.9 million.  These improvements were offset, in part, by weaker results in the RMS processing unit related to lower volumes of loans processed.

Critical Accounting Policies

As indicated in NetBank’s Annual Report on Form 10-K for the year ended December 31, 2003, NetBank has identified its policies for the valuation of its mortgage servicing rights, the maintenance of its allowance for credit losses, maintenance of reserves related to the liabilities for representations and warranties on sales of loans and servicing rights, and accounting for derivative instruments as its most critical accounting policies. These policies require management to make judgments, estimates and assumptions concerning future events, which materially underpin the current period accounting for these items. Given the effect such judgments, estimates and assumptions can have on NetBank’s balance sheet and statement of operations these policies are regularly reviewed by management.  Management believes that given current information, its judgments, estimates and assumptions used in these policies are appropriate.  For further information regarding NetBank’s critical accounting policies, refer to its Annual Report on Form 10-K for the year ended December 31, 2003.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company, in the normal course of business, is party to various off-balance sheet arrangements.  These arrangements include the Company’s obligation to make scheduled payments for its operating leases; its liability to repurchase loans under representations and warranties provided to purchasers of its mortgage loans and mortgage servicing rights; and its obligation to make scheduled principal and interest payments on borrowed funds.

Reference is made to the contractual obligations and off-balance sheet arrangements section on page 48 of NetBank’s 2003 Annual Report filed on Form 10-K for additional details regarding the schedule of amounts contractually due.

Liquidity and Capital Resources

Liquidity.  NetBank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities.  NetBank’s primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, sales or maturities of investment securities and other short-term investments, and funds provided from operations.  While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  NetBank’s available for sale securities and short-

term interest-earning assets can also be used to provide liquidity for lending and other operational requirements.  For the three months ended March 31, 2004, NetBank had positive cash flow of $154,956 compared to positive cash flow of $4,503 for the same period of 2003.  The net cash inflow primarily related to a $152,388 decrease in investment securities available for sale, a $576,560 decrease in loans held for sale and a $104,744 increase in deposits.  These cash in flows were partially offset by a $281,622 increase in loan and lease receivables and a $349,374 decrease in other borrowed funds.  Cash flows for the three months ended March 31, 2003, were unusually low related to the Company’s $4.4 billion level of production in the financial intermediary segment outpacing the $4.1 billion level of sales into the secondary market.

As an additional source of funds, NetBank had available under existing lines of credit agreements $1.2 billion at March 31, 2004, (see Note 8 of the consolidated financial statements included as part of this report for additional details of the available lines of credit).  As of March 31, 2004, NetBank had commitments to fund mortgage loans of $1.7 billion, open-end consumer lines of credit of $73,916, undisbursed mortgage construction loans of $55,715, undisbursed commercial financing loans of $3,889 and commercial financing commitments of $4,770.

The Company uses deposits as its principal source of funds.  For the three months ended March 31, 2004, deposits increased by $104,744 to $2.6 billion from $2.5 billion as of December 31, 2003.  NetBank’s deposit products include checking, money market and certificates of deposit accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.  NetBank is competitive in the types of accounts, services and ranges of interest rates offered on deposit products.  Although market demand generally dictates which deposit maturities and rates will be accepted by the public, NetBank intends to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals.  Additionally, NetBank decreased its other borrowed funds, which include FHLB advances, repurchase agreements and warehouse lines of credit, by $0.3 billion during the three months ended March 31, 2004.  This decrease was primarily related to the $0.6 billion decrease in loans held for sale.

Capital Resources.  NetBank and NetBank, FSB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure of either company to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NetBank’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank, FSB must meet specific capital guidelines that involve quantitative measures of NetBank, FSB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. NetBank, FSB’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, under regulatory guidelines, NetBank, FSB may not pay a dividend to NetBank, Inc. if doing so would cause NetBank, FSB to be less than adequately capitalized, as defined below. During the quarter ended March 31, 2004, NetBank’s Board of Directors declared a dividend in the amount of $.02 per share to shareholders of record on February 15, 2004. The dividend was paid on March 15, 2004.  During the three months ended March 31, 2004, NetBank repurchased 672,100 shares at a weighted average cost of $12.26, and management had authorization to repurchase up to an additional 1.3 million shares of its common stock through open market or private transactions.

Quantitative measures established by regulation to ensure capital adequacy require NetBank, FSB to maintain minimum amounts and ratios as set forth in the following table.  NetBank, FSB’s regulatory agency, the Office of Thrift Supervision (“OTS”), requires NetBank, FSB to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total capital to risk-weighted assets of 8.0%.  Additionally, NetBank, Inc. is subject to a side letter agreement with the OTS, which was put in place in connection with NetBank’s acquisition of Resource in 2002.  The side letter requires NetBank, Inc. to maintain minimum capital held against forward sold conforming mortgages to be the greater of 5% or $50,000 and in no event allow the total capital to total assets to fall below 8% and NetBank, FSB to maintain 6% core capital and 12% total risk-based capital ratios.  As of March 31, 2004, NetBank, FSB was in compliance with all capital requirements.  The following table presents information related to NetBank, FSB along with capital requirements mandated by the OTS:

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2004
Total capital (to risk-weighted assets)	$302,106	12.23%	$197,668	8.00%	$247,020	10.00%
Core capital (to adjusted total assets)	$267,325	6.63%	$161,273	4.00%	$201,603	5.00%
Tangible capital (to adjusted total assets)	$267,325	6.63%	$60,481	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$267,325	10.82%	N/A	N/A	$148,239	6.00%
December 31, 2003
Total capital (to risk-weighted assets)	$296,359	11.79%	$201,122	8.00%	$251,365	10.00%
Core capital (to adjusted total assets)	$262,792	6.42%	$163,712	4.00%	$204,667	5.00%
Tangible capital (to adjusted total assets)	$262,792	6.42%	$61,400	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$262,792	10.45%	N/A	N/A	$150,885	6.00%

In addition, NetBank’s subsidiaries engaged in mortgage banking must adhere to various HUD regulatory guidelines including required minimum net worth to maintain their FHA approved lending status.  Failure to comply with the HUD guidelines could result in withdrawal of this certification.  As of March 31, 2004, Market Street, RBMG and Meritage were in compliance with HUD guidelines.  NetBank and its subsidiaries are subject to various other capital requirements by secondary market investors and states.  None of these capital requirements are more stringent than the OTS capital requirements.  Failure to comply with these restrictions could have a material adverse impact on the Company’s results of operations.  At March 31,2004, all of the capital requirements placed upon NetBank and its subsidiaries were met, and there have been no subsequent events that would lead management to believe that continued compliance would not be met in the future.

Part I. Item 3: Quantitative and Qualitative Market Risk

NetBank’s principal businesses are retail banking and the origination and purchase of mortgage loans.  These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of NetBank’s assets and liabilities are monetary in nature and fluctuations in interest rates will affect NetBank’s future net interest income and cash flows. This interest rate risk is NetBank’s primary market risk exposure. For the three months ended March 31, 2004, the only derivative financial instruments that NetBank entered into were associated with hedging activities related to the portfolio of mortgage loans held for sale, the pipeline of mortgage loans for which the interest rate has been locked, the owned mortgage servicing rights portfolio and the mortgage servicing rights which NetBank intends to retain associated with the pipeline of mortgage loans for which the interest rate has already been locked. NetBank has no market risk-sensitive instruments held for trading purposes. NetBank’s exposure to market risk is reviewed on a regular basis by NetBank’s management.

NetBank, FSB, like other banks, measures interest rate risk based on Net Portfolio Value (“NPV”) analysis.  NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.  A NPV ratio is determined by dividing NPV by the present value of assets.  The following table sets forth the estimated percentage change in NetBank, FSB’s NPV ratios as of March 31, 2004, December 31, 2003 and March 31, 2003, assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB

Rate shock (in basis points)	As of 3/31/2004	As of 12/31/2003	As of 3/31/2003	Minimum as of 3/31/2004
+300	8.12%	6.54%	9.13%	4.00%
+200	8.55%	7.37%	9.40%	6.00%
+100	9.03%	8.17%	9.50%	6.00%
Flat	9.13%	8.66%	9.44%	6.00%
-100	9.25%	9.07%	9.15%	6.00%

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

Part II. Item 1:  Legal Proceedings

Illinois Union Insurance Co. v. Commercial Money Center, Inc., et al., Case No. CV-01-0685-KJD-RJJ (District Court of Nevada) and related cases now pending in In re Commercial Money Center, Inc. Equipment Lease Litigation in the United States District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000, the pending bankruptcy proceedings of Commercial Money Center, Inc. and In re Commercial Money Center, Inc., Debtor (Kipperman v. NetBank, FSB), Bankruptcy No. 02-09721; In the United States Bankruptcy Court for the Southern District of California

As reported in previous filings, NetBank, FSB, filed a complaint in January 2002 against Commercial Money Center, Inc. (“CMC”), the originator, seller, and subservicer of equipment leases purchased by NetBank, FSB, and against Illinois Union Insurance Company (“Illinois Union”), Safeco Insurance Company of America (“Safeco”), and Royal Indemnity Company (“Royal,” with Illinois Union, Safeco and Royal, collectively, referred to as the “Sureties”), the insurance companies that issued surety bonds and insurance policies guaranteeing payment of the income stream from the leases and that also served as master servicers of the leases.  The NetBank, FSB action alleges several claims, including claims for breach of contract, fraud, and bad faith, and seeks, among other things, payment under and enforcement of surety bonds and insurance policies issued by the insurance and surety companies.  The Judicial Panel on Multi-District Litigation has consolidated the actions involving NetBank, FSB with more than 35 other cases pending around the country involving other banks and financial institutions that were seeking to enforce surety bonds and insurance policies relating to leases sold by CMC.  All pre-trial activity is currently being held in the United States District Court for the Northern District of Ohio (the “MDL Court”).

As reported in previous filings, NetBank, FSB had joined with the other claimants in a motion for judgment on the pleadings, which motion was filed on January 31, 2003, and is still pending before the MDL Court.  Meanwhile, discovery in the case has been proceeding and fact discovery is scheduled to close on August 3, 2004.  Amendments to the pleadings are due on June 4, 2004.  The Company plans to amend and supplement its complaint to include additional claims against the Sureties based on discovery adduced and events that have occurred to date.  Furthermore, NetBank, FSB has withdrawn its motion for judgment on the pleadings and now intends to file a motion for summary judgment based in part on such discovery.  The Company believes that based on the overall facts and circumstances, the defenses asserted by the Sureties will fail and that NetBank, FSB will ultimately prevail on its claims.

Also, as reported in previous filings, on May 30, 2002, CMC filed for bankruptcy protection.  The bankruptcy proceeding is not a part of the consolidation of cases in Ohio.  On June 11, 2003, the California Bankruptcy Court approved an amended settlement agreement (the “NetBank Agreement”) among NetBank, FSB, Lakeland Bank and the Trustee.   The NetBank Agreement resolves all claims of the Trustee with respect to the lease payments that were guaranteed by surety bonds and insurance policies issued by Safeco and Illinois Union, as well as all claims related to the surety bonds and insurance policies.  In addition to approving the NetBank Agreement, the California Bankruptcy Court approved a settlement agreement between the Trustee and Royal (the “Royal Agreement’).  Under the Royal Agreement, Royal has

agreed, among other things, to fund litigation by the Trustee against NetBank, FSB to avoid its interests in the leases that were guaranteed by surety bonds issued by Royal, as well as NetBank, FSB’s interests in the surety bonds themselves.  On September 4, 2003, the Trustee filed a Complaint against NetBank, FSB as contemplated by the Royal Agreement, seeking to avoid NetBank, FSB’s interest in the leases and surety bonds relating to the Royal guaranteed lease pools.  On May 6, 2004, NetBank, FSB filed a motion for summary judgment against the Trustee.  A hearing on the motion is currently set for August 31, 2004.

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

Clayton v. Commercial Money Center, Inc., Case No. BC 253169 (CA Sup, Ct., Los Angeles County)

On June 27, 2001, several lessees of equipment leased from CMC filed suit in Los Angeles Superior Court against CMC and several John Doe defendants alleging that the leases violated California usury laws, the California Financial Code, and the California Unfair Business Practices Act.  The plaintiffs were seeking to rescind or reform their obligations under the leases and were seeking to recover statutory damages and attorney’s fees.  The plaintiffs subsequently amended their complaint to name NetBank, FSB, several other investor banks, and several surety companies as co-defendants in the action.  After CMC filed for bankruptcy, the action was removed to the bankruptcy court in the Central District of California, but the plaintiffs subsequently agreed to withdraw their claims against CMC and were successful in their motion to remand the case back to state court.

On March 15, 2004, the Superior Court sustained demurrers and motions to quash filed by NetBank, FSB and various other defendants on certain of the plaintiffs’ claims.  The Superior Court sustained the demurrers under the California Financial Code, without leave to amend.  The Superior Court also sustained demurrers on the Unfair Business Practices Act, with leave to amend the claims to add greater specificity to the claims, but without leave to amend as to unnamed representatives of the alleged class of plaintiffs harmed.  The Superior Court also granted motions to strike: (1) plaintiffs’ claims under the California Unfair Business Practices Act as to unnamed representative plaintiffs; (2) plaintiffs’ request for restitution (the named plaintiffs may amend to establish individual entitlement to restitution); (3) plaintiffs’ request for disgorgement; (4) plaintiffs’ request for punitive damages; (5) plaintiffs’ request for compensatory damages under the California Unfair Business Practices Act; and (6) plaintiffs’ request for attorneys’ fees.

On April 29, 2004, the plaintiffs served an amended complaint against NetBank, FSB alleging claims for, among other things, violations of another section of the California Financial Code, unfair competition under Section 17200 of the California Business and Professions Code and usury.  NetBank intends to vigorously defend the amended claims and to pursue recovery against Safeco Insurance Company, Royal Indemnity Company, and Illinois Union Insurance Company for any damages and costs incurred in this case.

interstate NetBank v. NetBank, Inc. and NetBank, Case No. 1:01-CV-1324(JBS) (District of New Jersey)

On June 27, 2001, the Company was served with a complaint for a declaratory judgment filed by interState NetBank in the District of New Jersey challenging the “NETBANK®” service mark.  The Company answered and counterclaimed for trademark infringement on July 13, 2001.  Discovery was stayed pending a ruling on interState NetBank’s November 19, 2001 motion for summary judgment, which claimed that “NETBANK” is generic for all banking services delivered over the Internet.  On September 22, 2002, the District Court ruled that “NETBANK” is generic but did not cancel the Company’s existing service mark registration.  The Company filed a motion for reconsideration of the District Court’s decision.  On June 23, 2003, the District Court denied the Company’s motion for reconsideration but clarified that two of the Company’s counterclaims remained in the case: (1) a claim for infringement of the Company’s “NETBANK®” service mark to the extent that it covers online bill-payment services (as opposed to online banking services in general) and (2) a claim for unfair competition under New Jersey and common law.  The parties completed fact discovery on February 27, 2004. On April 30, 2004, interState NetBank filed a second motion for summary judgment, seeking the dismissal of the remaining two claims brought by NetBank, as well as an award of attorneys' fees.

The Company intends to vigorously defend against interState NetBank’s challenge of the “NETBANK®” service mark and will continue to pursue its counterclaims for trademark infringement and unfair competition, as well as later appeal the dismissal on summary judgment of its remaining counterclaims based on the District Court’s ruling that  “NETBANK” is generic for banking services delivered over the Internet.  While there is a possibility of a final, adverse outcome for the Company, at this stage of the matter, we cannot fairly determine the likelihood of such outcome.  However, in the event of a final, adverse outcome, it is unlikely that there would be a monetary loss aside from the loss in value of the intellectual property rights in the NETBANK® registration, unless the court awards interState NetBank its attorneys' fees as requested in its April 30, 2004 motion for summary judgment..

Part II. Item 2:  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Balance as of December 31, 2003	—	—	—	1,120,300
January 1 through January 31, 2004	372,600	$12.45	372,600	747,700
February 1 through February 29, 2004	134,000	$11.79	134,000	613,700
March 1 through March 31, 2004	165,500	$12.22	165,500	448,200
Total	672,100	$12.26	672,100

Note 1: In August 2002, the Board of Directors approved a plan to repurchase up to 1 million shares of the Company’s common stock.  The plan was subsequently increased by 1 million shares in October 2002 and by an additional 2 million shares in January 2003.

Note 2: Subsequent to this report, the Board of Directors increased the repurchase authorization by 1 million shares on April 26, 2004.

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

(a)          Exhibits

31.1                           Chief Executive Officer’s certification under Section 302 of the Sarbanes-Oxley Act

31.2                           Chief Financial Executive’s certification under Section 302 of the Sarbanes-Oxley Act

32            Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

i.                                          NetBank filed a Current Report on Form 8-K on January 16, 2004, furnishing its monthly operating statistics as posted to its Web site.

ii.                                       NetBank filed a Current Report on Form 8-K on January 28, 2004, furnishing the Company’s press release detailing the Company’s results for the fourth quarter and year ended 2003.

iii.                                    NetBank filed a Current Report on Form 8-K on February 18, 2004 furnishing its monthly operating statistics as posted to its Web site.

iv.                                   NetBank filed a Current Report on Form 8-K on March 16, 2004, furnishing its monthly operating statistics as posted to its Web site.

v.                                      NetBank filed a Current Report on Form 8-K on March 29, 2004, furnishing information to be provided by management to various interested parties.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.

	By:	/s/ Steven F. Herbert
Steven F. Herbert
Dated: May 10, 2004		Chief Financial Executive and Chief Accounting Officer