Form 10-Q
period 2004-06-30
NETBANK INC
filed 2004-08-09
CIK 1035826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at August 2, 2004
Common Stock, par value $.01	46,886,102

NETBANK, INC.
TABLE OF CONTENTS

NetBank, Inc.

Consolidated Balance Sheets

(unaudited and in 000’s except share amounts)

	June 30, 2004	December 31, 2003
Assets
Cash and cash equivalents:
Cash and due from banks	$73,937	$24,211
Federal funds sold	23,348	9,416
Total cash and cash equivalents	97,285	33,627
Investment securities available for sale-at fair value (amortized costs of $442,233 and $449,972, respectively)	439,038	454,348
Stock of Federal Home Loan Bank of Atlanta - at cost	89,861	54,491
Loans held for sale	1,786,452	1,951,113
Loans and leases receivable - net of allowance for credit losses of $46,033 and $43,689, respectively	2,332,340	1,761,372
Mortgage servicing rights – net	200,320	165,214
Accrued interest receivable	13,925	14,713
Furniture, equipment and capitalized software – net	53,796	53,902
Goodwill and other intangibles – net	69,574	62,441
Due from servicers and investors	37,902	33,187
Receivable from unsettled trades	—	90,000
Other assets	55,271	60,397
Total assets	$5,175,764	$4,734,805

Liabilities, minority interests in affiliates and shareholders’ equity
Liabilities:
Deposits	$2,448,485	$2,539,427
Other borrowed funds	2,058,975	1,421,022
Subordinated debt	11,857	11,857
Accrued interest payable	9,884	9,098
Loans in process	51,968	30,756
Unsettled trades	—	131,707
Representations and warranties	22,278	17,905
Accounts payable and accrued liabilities	141,418	142,683
Total liabilities	4,744,865	4,304,455

Commitments and contingencies	—	—
Minority interests in affiliates	389	—

Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,820,308 shares issued)	528	528
Additional paid-in capital	432,029	432,035
Retained earnings	59,888	44,102
Accumulated other comprehensive income, net of taxes of $1,220 and $1,634, respectively	(1,975)	2,742
Treasury stock, at cost (6,146,893 and 5,235,538 shares, respectively)	(59,639)	(48,674)
Unearned compensation	(321)	(383)
Total shareholders’ equity	430,510	430,350
Total liabilities, minority interests in affiliates, and shareholders’ equity	$5,175,764	$4,734,805

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Operations

(unaudited and in 000’s except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest income:
Loans and leases	$54,582	$44,903	$102,621	$83,164
Investment securities	3,905	5,351	7,871	11,960
Short-term investments	190	87	370	219
Total interest income	58,677	50,341	110,862	95,343

Interest expense:
Deposits	10,684	12,534	22,502	24,980
Other borrowed funds	11,494	9,099	20,112	18,152
Total interest expense	22,178	21,633	42,614	43,132
Net interest income	36,499	28,708	68,248	52,211
Provision for credit losses	1,666	894	3,513	1,762
Net interest income after provision for credit losses	34,833	27,814	64,735	50,449

Non-interest income:
Service charges and fees	16,638	12,452	33,670	23,778
Gains on sales of mortgage loans and mortgage servicing rights	33,899	59,624	66,213	108,547
Net gain on sales of securities	—	5,062	3,169	11,394
Other income	83	3,416	4,259	5,979
Total non-interest income	50,620	80,554	107,311	149,698

Non-interest expense:
Salaries and benefits	32,155	32,075	63,082	61,885
Customer service	3,111	2,827	6,024	5,598
Marketing	2,164	2,257	4,423	4,331
Data processing	4,675	3,871	9,166	8,021
Depreciation and amortization	4,833	3,655	9,616	7,191
Impairment and amortization of mortgage servicing rights	4,034	17,534	14,280	27,335
Office expenses	2,791	2,642	5,471	5,365
Occupancy	5,373	4,240	10,507	8,553
Travel and entertainment	1,386	1,093	2,562	1,945
Professional fees	5,003	3,715	7,913	6,602
Other expenses	6,071	6,049	10,113	11,964
Prepayment penalties on the early extinguishment of debt	—	5,975	—	11,951
Minority interests in net earnings of consolidated affiliates	414	—	414	—
Total non-interest expense	72,010	85,933	143,571	160,741
Income before income taxes	13,443	22,435	28,475	39,406
Income tax expense	(4,976)	(8,222)	(10,614)	(14,491)
Net income	$8,467	$14,213	$17,861	$24,915

Net income per common and potential common shares outstanding:
Basic	$0.18	$0.30	$0.38	$0.52
Diluted	$0.18	$0.29	$0.38	$0.51

Weighted average common and potential common shares outstanding:
Basic	46,790	47,968	47,020	48,146
Diluted	47,169	48,639	47,568	48,700

Dividends declared on common stock	$0.02	$0.02	$0.04	$0.04

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited and in 000’s)

	Common shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation	Total
Balance - December 31, 2003	52,820	$528	$432,035	$44,102	$2,742	$(48,674)	$(383)	$430,350
Comprehensive income:
Net income for the three months ended March 31, 2004	—	—	—	9,394	—	—	—	9,394
Realized gain on sales of securities, net of taxes	—	—	—	—	(1,980)	—	—	(1,980)
Unrealized gain on sales of securities, net of taxes	—	—	—	—	4,230	—	—	4,230
Comprehensive income								11,644 *
Dividends declared on common stock	—	—	—	(941)	—	—	—	(941)
Purchase of shares of common stock for treasury, net of reissuances	—	—	(115)	—	—	(7,382)	—	(7,497)
Amortization of unearned compensation	—	—	—	—	—	—	31	31
Balance - March 31, 2004	52,820	$528	$431,920	$52,555	$4,992	$(56,056)	$(352)	$433,587
Comprehensive income:
Net income for the three months ended June 30, 2004	—	—	—	8,467	—	—	—	8,467
Unrealized loss on securities, net of taxes	—	—	—	—	(6,967)	—	—	(6,967)
Comprehensive income								1,500 *
Dividends declared on common stock	—	—	—	(938)	—	—	—	(938)
Purchase of shares of common stock for treasury, net of reissuances	—	—	109	(196)	—	(3,583)	—	(3,670)
Issuances of common stock	—	—	—	—	—	—	31	31
Balance - June 30, 2004	52,820	$528	$432,029	$59,888	$(1,975)	$(59,639)	$(321)	$430,510

	Common shares	Common Stock	Additional paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation	Total
Balance - December 31, 2002	52,675	$527	$426,485	$(2,568)	$11,026	$(33,880)	—	$401,590
Comprehensive income:
Net loss for the three months ended March 31, 2003	—	—	—	10,702	—	—	—	10,702
Unrealized loss on securities, net of taxes	—	—	—	—	(2,167)	—	—	(2,167)
Comprehensive income								8,535 *
Dividends declared on common stock	—	—	—	(973)	—	—	—	(973)
Purchase of shares of common stock for treasury, net of reissuances	—	—	(3)	—	—	(7,499)	—	(7,502)
Issuances of common stock	68	—	4,575	—	—	—	—	4,575
Balance - March 31, 2003	52,743	$527	$431,057	$7,161	$8,859	$(41,379)	—	$406,225
Comprehensive income:
Net loss for the three months ended June 30, 2003	—	—	—	14,213	—	—	—	14,213
Unrealized gain on securities, net of taxes	—	—	—	—	2,749	—	—	2,749
Comprehensive income								16,962 *
Dividends declared on common stock	—	—	—	(964)	—	—	—	(964)
Purchase of shares of common stock for treasury, net of reissuances	—	—	(16)	—	—	(2,228)	—	(2,244)
Issuances of common stock	19	1	348	—	—	—	—	349
Balance - June 30, 2003	52,762	$528	$431,389	$20,410	$11,608	$(43,607)	—	$420,328

* Comprehensive income was $13,144 and $25,497 for the six months ended June 30, 2004 and 2003, respectively.

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Cash Flows

(unaudited and in 000’s)

	Six months ended June 30,
	2004	2003
Operating activities:
Net income	$17,861	$24,915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,616	7,191
Amortization of premiums on investment securities, loan and lease receivables and debt	5,101	4,545
Origination of loans held for sale	(7,162,203)	(9,958,953)
Proceeds from sales of loans held for sale	7,393,276	9,053,416
Net gain on sales of loans and servicing rights	(66,213)	(108,547)
Capitalization of mortgage servicing rights	(52,802)	(84,732)
Proceeds from sale of mortgage servicing rights	3,182	42,073
Impairment and amortization of mortgage servicing rights	14,280	27,335
Provision for credit losses	3,513	1,762
Loss on sales of fixed assets	12	—
Changes in assets and liabilities which provide (use) cash:
Decrease in accrued interest receivable	788	936
Increase in other assets, due from servicers, and intangibles	(6,722)	(4,860)
Increase (decrease) in accrued interest payable	786	(2,831)
Decrease in accounts payable and accrued liabilities	(1,265)	(1,050)
Increase in loans in process	21,212	74,136
Net cash provided by (used in) operating activities	180,422	(924,664)

Investing activities:
Purchases of available for sale securities	(165,156)	(50,508)
Principal repayments on available for sale investment securities	32,102	48,040
Sales and maturities of available for sale investment securities	14,216	318,304
Gain on sales of available for sale investment securities	(3,169)	(11,394)
Purchase of Federal Home Loan Bank Stock	(35,370)	(13,905)
Origination and purchases of loans and leases	(816,970)	(482,148)
Principal repayments on loans and leases	242,690	188,576
Purchases of furniture, fixtures, and equipment	(9,593)	(11,990)
Proceeds from the disposal of fixed assets	70	—
Other investing activities	389	—
Net cash used in investing activities	(740,791)	(15,025)

Financing activities:
(Decrease) increase in money market and checking accounts	(6,589)	512,190
Decrease in certificates of deposits	(84,353)	(92,880)
Proceeds from other borrowed funds	8,689,794	5,418,491
Repayments of other borrowed funds	(7,961,841)	(4,948,390)
Net proceeds from issuance of trust preferred securities	—	4,382
Net purchase of treasury stock	(11,167)	(4,822)
Dividend payments on common stock	(1,879)	(1,937)
Amortization of unearned compensation	62	—
Net cash provided by financing activities	624,027	887,034
Net increase (decrease) in cash and cash equivalents	63,658	(52,655)
Cash and cash equivalents:
Cash, beginning of period	33,627	111,565
Cash, end of period	$97,285	$58,910

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$41,828	$45,963
(Refunds received) cash paid during the period for income taxes	$(8,362)	$1,824

See notes to consolidated financial statements.

NETBANK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(unaudited)

1.             ORGANIZATION AND BASIS OF PRESENTATION

NetBank, Inc. is a financial holding company that wholly owns the outstanding stock of NetBank, (“NetBank, FSB” or the “Bank”), a federal savings bank; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc., (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities.  NetBank, FSB owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, NetBank Payment Systems, Inc. (“NPS”), a leading provider of ATM services for retail and other non-bank businesses; Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider and RBMG, Inc. (“RBMG”), a wholesale mortgage banking company.  The entire consolidated company is referred to herein as “NetBank” or “the Company”.

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

All dollar figures are presented in thousands (000s), except per share data, unless otherwise noted.

Net income per share is presented on a diluted basis.

2.             ACQUISITIONS

On June 1, 2004, the Company acquired certain assets of Western States ATM Systems, Inc., a provider of ATMs and ATM processing services, pursuant to an Asset Purchase and Assignment Agreement.  The consideration paid, was $4.0 million.  The acquisition was accounted for as a purchase, and, accordingly, all assets were recorded at fair value.  Its results of operations have been included from the date of acquisition.  As such, $1.8 million in goodwill, including transaction costs, and $2.1 million in contract intangibles were recorded.

On February 1, 2004, the Company acquired certain assets of Electronic Cash Systems, Inc., a provider of ATM and merchant processing services, pursuant to an Asset Purchase and Assignment Agreement.  The consideration paid, including transaction costs, was $4.7 million.  The acquisition was accounted for as a purchase, and, accordingly, all assets were recorded at fair value.  Its results of operations have been included from the date of acquisition.  As such, $3.0 million in goodwill, including transaction costs, and $1.5 million in contract intangibles were recorded.

On December 1, 2003, NetBank, Inc. acquired all of the outstanding stock of Financial Technologies, Inc., subsequently renamed NetBank Payment Systems, Inc., pursuant to an agreement dated October 5, 2003.  The consideration paid consisted of 77,674 shares of NetBank common stock and cash of $16 million.  The acquisition was accounted for a purchase, and, accordingly, all assets were recorded at fair value. The Company recorded $12.6 million of goodwill and $4.8 million of contract intangibles associated with the purchase.  Goodwill was decreased during the three months ended March 31, 2004 by $1.4 million related to adjustments to inventories and taxes associated with the acquisition.  The Company may pay additional consideration if NPS reaches specific financial goals over the next five years.  NPS’s results of operations have been included from the date of acquisition.

On April 30, 2003, the Company acquired certain assets of Memorial Park Mortgage, LTD, a mortgage banking business, pursuant to an Asset Purchase and Assignment Agreement.  The consideration paid, including transaction costs, was $3.2 million.  The acquisition was accounted for as a purchase, and accordingly, all assets were recorded at fair value.  Its results of operations have been included from the date of acquisition.  As such, $2.0 million in goodwill, including transaction costs, was recorded.

3.             ACCOUNTING POLICIES

Reference is made to the accounting policies of NetBank described in the notes to consolidated financial statements contained in NetBank’s Form 10-K for the year ended December 31, 2003. The Company has followed those policies in preparing this report.

Significant Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Certain of these estimates relate to the Company’s allowance for credit losses; the fair values of loans held for sale, mortgage servicing rights, servicing hedges and the Company’s other hedging instruments; and reserves for estimated losses on representations and warranties provided to purchasers of loans or mortgage servicing rights. Because of the inherent uncertainties associated with any estimation process and due to possible future changes in market and economic conditions that will affect fair values, it is possible that actual future results and realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$8,467	$14,213	$17,861	$24,915
Deduct:

Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(725)	(552)	(1,275)	(1,021)
Pro forma net income	$7,742	$13,661	$16,586	$23,894

Earnings per share:
Basic – as reported	$0.18	$0.30	$0.38	$0.52
Basic – pro forma	$0.17	$0.28	$0.35	$0.50

Diluted – as reported	$0.18	$0.29	$0.38	$0.51
Diluted – pro forma	$0.16	$0.28	$0.35	$0.49

In addition, for the three and six months ended June 30, 2004, pre-tax compensation expense of $31 and $62, respectively, related to restricted stock awards was recognized and included in net income as reported.

New Accounting Pronouncements. On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105 (“SAB 105”), Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivatives instruments.  In the bulletin, the SEC determined that a loan commitment for which the interest rate has been locked should be valued at zero at inception.  The adoption of SAB 105 prospectively on April 1, 2004, did not have a material impact on the Company’s balance sheet or statement of operations.

4.             LOAN AND LEASE RECEIVABLES

At June 30, 2004 and December 31, 2003 the Company had net unamortized premiums and deferred cost on its loans and leases of $35,845 and $30,256, respectively.   As of June 30, 2004, NetBank had commitments to fund mortgage loans of $1.3 billion, open-end consumer lines of credit of $74,915, undisbursed mortgage construction loans of $63,551, undisbursed commercial financing loans of $3,732 and commercial financing commitments of $3,821.  As of December 31, 2003, NetBank had commitments to fund mortgage loans of $967 million, open-end consumer lines of credit of $73,702, undisbursed mortgage construction loans of $53,091, undisbursed commercial financing loans of $4,447 and commercial financing commitments of $2,379.

The following is a summary of NetBank’s loan and lease portfolio:

	As of June 30, 2004		As of December 31, 2003
	Amount	%	Amount	%
Residential mortgages	$1,650,947	69.4%	$1,309,689	72.6%
Leases	375,968	15.8%	349,952	19.4%
Auto	276,859	11.6%	92,724	5.1%
Home equity lines	71,849	3.0%	50,816	2.8%
Consumer	2,750	0.2%	1,880	0.1%
Total	2,378,373	100.0%	1,805,061	100.0%
Less allowance for credit losses	(46,033)		(43,689)
Total	$2,332,340		$1,761,372

5.             ALLOWANCE FOR CREDIT LOSSES

NetBank considers a loan or lease receivable to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan or lease agreement.  NetBank measures impairment of a loan or lease on a loan-by-loan or lease-by-lease basis.  Amounts of impaired loans that are not probable of collection are charged off immediately.  NetBank had $85,144 and $87,228 of impaired, non-accrual loan and lease receivables as of June 30, 2004 and December 31, 2003, respectively.  The purchased CMC lease portfolio represented $82,514 of the $85,144 total impaired, non-accrual loan and lease receivables as of June 30, 2004.  Reference is made to Note 11 for additional detail regarding the CMC lease portfolio.

The following is a summary of the allowance for credit losses:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Beginning balance	$44,591	$41,957	$43,689	$42,576
Provision for credit losses	1,666	894	3,513	1,762
Charge-offs:
Residential mortgages	(99)	(78)	(252)	(424)
Leases	(722)	(1,313)	(1,695)	(2,755)
Home equity lines	(132)	(145)	(319)	(433)
Consumer	(25)	—	(73)	(18)
Auto	(419)	—	(743)	—
Total charge-offs	(1,397)	(1,536)	(3,082)	(3,630)
Recoveries:
Residential mortgages	104	12	115	102
Leases	686	473	1,253	987
Home equity lines	116	55	116	58
Consumer	—	—	—	—
Auto	267	—	429	—
Total recoveries	1,173	540	1,913	1,147
Total charge-offs, net	(224)	(996)	(1,169)	(2,483)
Ending balance	$46,033	$41,855	$46,033	$41,855

Allowance for credit losses as a percent of average loans and leases	2.1%	3.8%	2.3%	4.1%

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

The following amounts related to NetBank’s mortgage servicing rights portfolio as of June 30, 2004 and December 31, 2003:

	Available for sale		Held for sale
	2004	2003	2004	2003
UPB	$12,852,809	$12,293,325	$173,670	$250,338
Carrying Value	$197,730	$162,030	$2,590	$3,184
Carrying Value / UPB	1.54%	1.32%	1.49%	1.27%
Fair value	$198,232	$162,656	$2,590	$3,184
Fair Carrying Value / UPB	1.54%	1.32%	1.49%	1.27%
Weighted average note rate	5.99%	6.09%	6.32%	5.82%
Weighted average service fee	0.33%	0.33%	0.32%	0.32%
Net Basis as multiple	4.66	3.99	4.66	3.91

The following table summarizes changes in the impairment reserve for NetBank’s available for sale mortgage servicing rights:

	2004	2003
Balance as of January 1,	$58,253	$14,429
Servicing valuation (recovery) impairment	(4,643)	14,175
Balance as of June 30,	$53,610	$28,604

7.             DEPOSITS

The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by the Company:

	As of June 30, 2004			As of December 31, 2003
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$253,317	10.4%	N/A	$198,884	7.8%	N/A
Interest bearing:
Checking accounts	240,914	9.8%	1.1%	228,178	9.0%	1.4%
Money market	1,289,536	52.7%	1.7%	1,363,294	53.7%	1.9%
Certificate of deposit under $100	548,952	22.4%	2.8%	632,602	24.9%	2.8%
Certificate of deposit over $100	115,766	4.7%	2.8%	116,469	4.6%	2.8%
Total deposits	$2,448,485	100.0%		$2,539,427	100.0%

Accrued interest as of June 30, 2004 related to checking, money market and certificates of deposit accounts was $77, $708 and $4,472, respectively.  Accrued interest as of December 31, 2003, related to checking, money market, and certificates of deposit accounts was $81, $801 and $5,686, respectively.  At June 30, 2004, and December 31, 2003, $714 and $664 of overdrawn deposits were classified as loans, respectively.

8.             BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of June 30, 2004 follows:

Type of Borrowing	Year of maturity	Range of stated interest rates		Principal amount outstanding
$0.5 million line of credit	2004	Prime	*	$36
$25 million line of credit	2004	Fed Funds	*	—
$350 million warehouse line of credit	2004	2.19%, 2.69	%*	105,333
$300 million master repurchase facility	2004	2.59% to 2.84	%*	299,770
$625 million FHLB warehouse line **	2005	DRC + 0.50	%*	170,500
$200 million master repurchase facility	2004	2.62% to 2.74%		37,708
FHLB advances	2004	DRC, 4.45	%*	580,725
FHLB advances	2005	1.77% to 7.41%		166,000
FHLB advances	2006	2.04% to 5.63%		110,000
FHLB advances	2007	2.57%		40,000
Notes Payable	2007	5.95%		240
FHLB advances	2008	1.90% to 1.92%		100,000
Notes Payble	2008	5.95%		1,221
FHLB advances	2009	1.80% to 4.64%		215,000
FHLB advances	2014	1.79% to 2.93%		185,000
Subordinated Debt	2032	LIBOR + 3.35	%*	4,382
Subordinated Debt	2033	LIBOR + 3.25	%*	4,382
Subordinated Debt	2034	LIBOR + 2.85	%*	3,093
$175 million master repurchase facility	N/A	1.70	%*	47,442
Total Debt				$2,070,832

*                      Indicates a variable rate.

**               Line of credit extends to 40% of assets

Nine of the Federal Home Loan Bank (“FHLB”) advances totaling $276,000 are fixed rate. The remaining advances totaling $590,000 are also fixed, however, they may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR.  The FHLB warehouse line is a $625,000 adjustable line of credit with a floating rate based on the daily rate credit (“DRC”) plus 50 basis points used to fund mortgages originated by Market Street and RBMG.  An additional warehouse line based upon 40% of assets of the savings bank has a floating rate based on the DRC.  All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans.  At June 30, 2004, NetBank had pledged $388,813 of investment securities and $1.5 billion of mortgage loans to the FHLB as collateral for various FHLB advances.

In July 2003, all the convertible subordinated notes were called at par, and the remaining unamortized discount of $145 was written off.

NetBank’s subordinated debt is supported by trust preferred securities, which were issued in private pooled transactions through off-balance sheet trusts: NBI Trust I, II and III. The subordinated debt, and the associated trust preferred securities carry a variable rate and were initially priced at LIBOR plus approximately 3.35% with a cap of 12.5% through January 2008.  Interest payments and the resetting of the rates both occur on a quarterly basis.  The debt is scheduled to mature from December 2032 through December 2033 and cannot be redeemed by the trust for a minimum of five years after issuance.

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line), the master repurchase facilities and commercial paper conduit facility are secured by mortgage loans and are subject to restrictive covenants.  The covenants include certain minimum net worth requirements, minimum tangible net worth requirements, certain minimum financial ratios, maintenance of servicer eligibility for various government agencies, a minimum balance in the mortgage servicing rights portfolio and certain minimum liquidity requirements, which are all defined in the terms of the related debt agreements.  In addition, the covenants restrict the types of business activities in which the Company may engage.  NetBank was in compliance with all debt covenants in place as of June 30, 2004.  Although management anticipates complying with all current debt covenants, there can be no assurance that NetBank or its individual subsidiaries will be able to comply with all debt covenants in the future.  Failure to comply could result in the loss of the related financing.  Short-term debt outstanding to third parties reached the highest level for the quarter on May 26, 2004 with a daily short-term balance of $2,380 million.

9.             NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three and six months ended June 30, 2004 and 2003.  The effect of the retired convertible debt securities was not included in the 2003 periods because the assumed conversion of such securities was anti-dilutive.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Six months ended June 30, 2004
Basic EPS	$17,861	47,020	$0.38
Effect of dilutive securities - option to purchase common shares	—	548	—
Diluted EPS	$17,861	47,568	$0.38

Six months ended June 30, 2003
Basic EPS	$24,915	48,146	$0.52
Effect of dilutive securities - option to purchase common shares	—	554	0.01
Diluted EPS	$24,915	48,700	$0.51

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended June 30, 2004
Basic EPS	$8,467	46,790	$0.18
Effect of dilutive securities - option to purchase common shares	—	379	—
Diluted EPS	$8,467	47,169	$0.18

Three months ended June 30, 2003
Basic EPS	$14,213	47,968	$0.30
Effect of dilutive securities - option to purchase common shares	—	671	0.01
Diluted EPS	$14,213	48,639	$0.29

10.          BUSINESS SEGMENTS

During 2004, NetBank realigned its operating segments as described in following paragraph.  All prior periods amounts have been restated in conformity with the current period presentation.

NetBank’s principal activities include retail banking, financial intermediary and transaction processing.  The retail banking segment primarily consists of offering consumer banking products such as checking, money market, and certificates of deposit.  Its investments primarily consist of 1-4 family mortgage loans originated by the financial intermediary segment, small business financing loans and leases originated by its NetBank Business Financing division, auto loans originated by its dealer financial services division, purchased securities for investment, mortgage servicing assets and various other purchased or retained loan products.  The financial intermediary segment originates mortgage loans directly with borrowers and purchases mortgage loans from correspondents and/or brokers.  The financial intermediary segment packages or pools such loans either inclusive or exclusive of servicing rights for retention by the retail banking segment or sale into the secondary market.  The transaction processing segment processes mortgages on behalf of community banks on a private label basis; provides ATM and merchant processing services; subservices loans for the retail bank segment, financial intermediary segment and for third-party customers; and sells various insurance products using an Internet-based platform.

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

	For the three months ended June 30, 2004
	Retail banking	Financial intermediary	Transaction processing	Other + Eliminations	Consolidated
Interest income	$29,231	$28,781	$10	$655	$58,677
Intersegment interest income	9,941	55	—	(9,996)	—
Total interest income	39,172	28,836	10	(9,341)	58,677
Interest expense	19,411	2,601	21	145	22,178
Intersegment interest expense	90	9,814	—	(9,904)	—
Total interest expense	19,501	12,415	21	(9,759)	22,178
Net interest income	19,671	16,421	(11)	418	36,499
Provision for credit losses	1,643	23	—	—	1,666
Intersegment- servicing and processing fees	—	—	3,937	(3,937)	—
Non-interest income	12,041	35,715	4,405	(1,541)	50,620
Non-interest expense	22,790	38,135	9,473	1,612	72,010
Intersegment- servicing and processing expenses	2,495	1,442	—	(3,937)	—
Pre-tax income (loss)	$4,784	$12,536	$(1,142)	$(2,735)	$13,443
Total assets	$5,261,513	$1,627,285	$34,352	$(1,747,386)	$5,175,764

	For the three months ended June 30, 2003
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$19,491	$30,832	$—	$18	$50,341
Intersegment interest income	11,314	82	—	(11,396)	—
Total interest income	30,805	30,914	—	(11,378)	50,341
Interest expense	19,207	1,947	—	479	21,633
Intersegment interest expense	400	11,060	—	(11,460)	—
Total interest expense	19,607	13,007	—	(10,981)	21,633
Net interest income	11,198	17,907	—	(397)	28,708
Provision for credit losses	872	22	—	—	894
Intersegment- servicing and processing fees	—	—	3,396	(3,396)	—
Non-interest income	17,177	63,116	1,526	(1,265)	80,554
Non-interest expense	41,375	36,891	5,967	1,700	85,933
Intersegment- servicing and processing expenses	2,493	903	—	(3,396)	—
Pre-tax income (loss)	$(16,365)	$43,207	$(1,045)	$(3,362)	$22,435
Total assets	$3,966,115	$2,680,321	$7,024	$(2,143,035)	$4,510,425

	For the six months ended June 30, 2004
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$54,641	$54,583	$18	$1,620	$110,862
Intersegment interest income	20,317	113	—	(20,430)	—
Total interest income	74,958	54,696	18	(18,810)	110,862
Interest expense	38,137	4,146	45	286	42,614
Intersegment interest expense	243	20,008	—	(20,251)	—
Total interest expense	38,380	24,154	45	(19,965)	42,614
Net interest income	36,578	30,542	(27)	1,155	68,248
Provision for credit losses	3,472	41	—	—	3,513
Intersegment- servicing and processing fees	—	—	7,727	(7,727)	—
Non-interest income	31,236	70,288	8,376	(2,589)	107,311
Non-interest expense	50,131	73,518	17,046	2,876	143,571
Intersegment- servicing and processing expenses	4,875	2,852	—	(7,727)	—
Pre-tax income (loss)	$9,336	$24,419	$(970)	$(4,310)	$28,475
Total assets	$5,261,513	$1,627,285	$34,352	$(1,747,386)	$5,175,764

	For the six months ended June 30, 2003
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$38,991	$56,327	$—	$25	$95,343
Intersegment interest income	19,823	82	—	(19,905)	—
Total interest income	58,814	56,409	—	(19,880)	95,343
Interest expense	38,635	3,606	—	891	43,132
Intersegment interest expense	885	19,281	—	(20,166)	—
Total interest expense	39,520	22,887	—	(19,275)	43,132
Net interest income	19,294	33,522	—	(605)	52,211
Provision for credit losses	1,721	41	—	—	1,762
Intersegment- servicing and processing fees	—	—	6,400	(6,400)	—
Non-interest income	34,643	114,500	2,765	(2,210)	149,698
Non-interest expense	74,108	71,849	11,857	2,927	160,741
Intersegment- servicing and processing expenses	4,604	1,796	—	(6,400)	—
Pre-tax income (loss)	$(26,496)	$74,336	$(2,692)	$(5,742)	$39,406
Total assets	$3,966,115	$2,680,321	$7,024	$(2,143,035)	$4,510,425

11.          LOSS CONTINGENCY

NetBank, FSB is involved in litigation with three insurance companies who are sureties on some of NetBank, FSB’s commercial lease portfolios.  NetBank, FSB has filed a claim for all principal and interest payments that are currently past due.  The total unpaid principal and accrued interest balance of $82.5 million is included in loan and lease receivables.  In accordance with the Office of Thrift Supervision requirements, the Company maintains an allowance for losses against this portfolio of $21.2 million.  For the six months ended June 30, 2004 and 2003, the Company did not accrue scheduled interest of $1,342 and $2,892, respectively, and incurred $2,626 and $472, respectively, in legal expenses related to this litigation.  Legal expenses are included in the professional fees line of the consolidated statements of operations.

12.          COMMITMENTS AND GUARANTEES

The Company has issued mortgage-backed securities under programs sponsored by Ginnie Mae, Freddie Mac and Fannie Mae.  In connection with servicing mortgage-backed securities guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae, the Company advances certain principal and interest payments to security holders prior to their collection from specific mortgagors.  Additionally, the Company must remit certain payments of property taxes and insurance premiums in advance of collecting them from specific mortgagors and make certain payments of attorney’s fees and other costs related to loans in foreclosure.  These amounts are included in servicing advances under the caption due from servicers and investors in the accompanying consolidated balance sheets.  Likewise, during the month that a mortgagor pays off his/her mortgage, the Company must accept an interest payment from the borrower that is pro-rated to the date of payoff and pass through a full month of interest to the security holder.  The Company includes its projection of the cost of such advances and lost interest on mortgages that prepay, and the expense of unreimbursed attorney and other costs associated with foreclosure in its valuation of the servicing assets.

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights.  Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or servicing rights for losses if there has been a breach of representations or warranties.  Repurchased loans are carried at the lower of cost or net realizable value.  There were $45.1 million and $51.9 million of repurchased loans included in mortgage loans held for sale at June 30, 2004 and December 31, 2003, respectively.  The Company had $12.3 million and $16.8 million of reserves resulting from the estimation of the net realizable value associated with repurchased loans as of June 30, 2004 and December 31, 2003, respectively.  Additionally, the Company had $22.3 million and $17.9 million of reserves for estimated losses on future repurchases as of June 30, 2004 and December 31, 2003, respectively.

NetBank is unable to determine its maximum exposure under its representations and warranties.  The maximum exposure under NetBank’s representations and warranties would be the outstanding principal balance and any premium paid of all loans or mortgage servicing rights ever sold by the Company less any loans sold servicing released or any loans underlying mortgage servicing rights that have already prepaid or defaulted without a breach of representations and warranties.  For the six months ended June 30, 2004 and 2003 the Company repurchased approximately $29.0 million and $18.4 million of unpaid principal balances, respectively.

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

General

NetBank, Inc. is a financial holding company that wholly owns the outstanding stock of NetBank, (“NetBank, FSB” or the “Bank”), a federal savings bank; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc., (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities.  NetBank, FSB owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, NetBank Payment Systems, Inc. (“NPS”), a leading provider of ATM services for retail and other non-bank businesses; Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider and RBMG, Inc. (“RBMG”), a wholesale mortgage banking company.  The entire consolidated company is referred to herein as “NetBank” or “the Company”.

The results of operations of all acquisitions are included in the consolidated results of operations from their respective dates of acquisition.  All dollar figures are presented in thousands (000s), except per share data, unless otherwise noted.  Net income per share is presented on a dilutive basis.

Executive Summary.

Net income for the three months ended June 30, 2004 was $8,467 or $0.18 per share compared to $14,213 or $0.29 per share for the same period of 2003.  The decline in earnings was primarily due to a decline of $19.3 million in the financial intermediary segment.  This sharp decline is related to the $1.3 billion or 28% decline in sales of mortgage loans period over period coupled with compressed margins due to increased competition, especially in the correspondent channel.  The financial intermediary segment’s drop in earnings was offset, in part, by a $13.3 million increase in the retail banking segment.  This increase was driven primarily by improved net servicing results of $14.4 million pre-tax, and higher net interest income at the Bank.  The net servicing results improved as mortgage rates increased allowing for a recapture of market value that had been temporarily impaired.  The retail bank’s net interest margin improved by 65 basis points period over period primarily due to the retention of higher yielding assets, such as internally originated auto loans, coupled with a reduction in its cost of funds.  The Bank lowered its cost of funds by prepaying higher fixed-rate FHLB advances during 2003 and replacing single relationship CD customers with transactional accounts and short-term borrowings.  While this strategy has temporarily caused a slight decline in total deposits, NetBank believes transactional- or multi- account customers will provide a more stable lower cost of funds over the long-term.

Financial Condition

General.  NetBank’s assets totaled $5.2 billion at June 30, 2004, an increase of $441 million or 9% from December 31, 2003.  This increase is primarily the result of a $64 million increase in the amount of cash and cash equivalents, and a $571 million increase in loan and lease receivables related to the retention of certain internally originated assets.  Additionally, the value of its mortgage servicing rights portfolio increased $35 million, as discussed in the following mortgage servicing rights section.  These increases were partially offset by a decrease of $165 million in loans held for sale due to the velocity of sales outpacing production in the financial intermediary segment and a $90 million decline in receivables from unsettled trades.

Investment Securities.  For the six months ended June 30, 2004, the investment security portfolio decreased by $15 million. The security portfolio decreased due to the sale of $146 million of its mortgage pool securities available for sale at gains of $3.2 million, a $5 million decline in market value, and the receipt of $4.8 million of payments on mortgage backed securities. These decreases were offset, in part, by the purchase of $159 million of new investment securities, primarily collateralized mortgage obligations or U.S. government securities. The Company will continue to buy and sell investment securities on a selected basis as part of its overall asset-liability management strategy.

The following tables set forth certain information relating to the Company’s available for sale securities:

As of June 30, 2004	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$83,004	$76	$874	$82,206
Collateralized mortgage obligations	63,456	25	1,237	62,244
U.S. government agencies	252,957	105	2,167	250,895
Corporate bonds	39,138	754	—	39,892
Habitat bonds and other	3,678	123	—	3,801
Total	$442,233	$1,083	$4,278	$439,038

As of December 31, 2003	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$191,492	$1,243	$114	$192,621
Collateralized mortgage obligations	1,356	108	—	1,464
U.S. government agencies	224,435	2,743	—	227,178
Corporate bonds	29,094	411	187	29,318
Habitat bonds and other	3,595	172	—	3,767
Total	$449,972	$4,677	$301	$454,348

Loan and Lease Receivables.  For the six months ended June 30, 2004, the loan and lease receivables portfolio increased $571 million, a 32% increase.  The Company achieved this growth by selectively retaining $643 million in mortgage and home equity loans originated through its mortgage subsidiaries, $210 million of auto loans originated through its indirect auto lending unit and $82 million of small business financing leases originated through its NetBank Business Financing division.  The retention of these internally originated assets was offset, in part, by $364 million of principal reductions and prepayments.  NetBank is actively replacing its purchased loan and lease receivables portfolio with internally originated loans and leases so it can capitalize on cross-selling opportunities, internally service the assets and more effectively control its credit and interest rate risk.  As of June 30, 2004, third-party purchased loans and leases represented only 10% of the held for investment portfolio.  NetBank intends to continue retaining its originated auto loans until the percentage of auto and other consumer loans to total interest-earning assets reaches approximately 15%. At that time, the Company will begin selling any excess originations into the secondary markets.

Asset Quality and Non-performing Assets. The Company periodically reviews the performance of its loan and lease receivables portfolio by reviewing charge-offs, delinquency statistics, and various other industry statistics.  Large non-homogeneous credits are reviewed on a loan-by-loan or lease-by-lease basis, whereas relatively small credits with similar risk characteristic are reviewed on a pool-by-pool basis.  If a decline in credit quality for a specific pool or individual loan or lease is noted, the Company records additional allowance through a charge to the provision for credit losses.  The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio.  The Company determines the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors.  NetBank’s non-performing assets as a percentage of gross unpaid principal balance (UPB) improved from 4.8% at December 31, 2003, to 3.6% at June 30, 2004, as the level of non-performing assets held fairly constant relative to an increase of $573 million or 32% in gross UPB.  As gross UPB continues to increase from the retention of high-quality loans and leases, the Company expects these ratios may continue to improve.

The following tables detail NetBank’s held for investment loan and lease portfolio, the associated allowance for credit losses and non-performing assets:

	June 30, 2004
	Gross UPB	Allocated Allowance	(1) Non- performing	Allowance / NPA	NPA / Gross UPB
Held for investment assets
Residential mortgages	$1,650,947	$9,376	$1,036	905.0%	0.1%
Leases	293,454	12,188	1,308	931.8%	0.4%
Home equity lines	71,849	1,196	123	972.4%	0.2%
Consumer	2,750	112	—	0.0%	0.0%
Auto	276,859	1,931	163	1184.7%	0.1%
Loan and lease receivables	2,295,859	24,803	2,630	943.1%	0.1%
CMC leases (2)	82,514	21,230	82,514	25.7%	100.0%
Loan and lease receivables	$2,378,373	$46,033	$85,144	54.1%	3.6%

	December 31, 2003
	Gross UPB	Allocated Allowance	(1) Non- performing	Allowance / NPA	NPA / Gross UPB
Held for investment assets
Residential mortgages	$1,309,689	$10,087	$2,436	414.1%	0.2%
Leases	266,957	10,427	1,430	729.2%	0.5%
Home equity lines	50,816	829	339	244.5%	0.7%
Consumer	1,880	62	1	6200.0%	0.1%
Auto	92,724	1,054	27	3903.7%	0.0%
Loan and lease receivables	1,722,066	22,459	4,233	530.6%	0.2%
CMC leases (2)	82,995	21,230	82,995	25.6%	100.0%
Total loan and lease receivables	$1,805,061	$43,689	$87,228	50.1%	4.8%

(1)            Non-performing assets (“NPA”) include all loans and leases that are 90 days or more delinquent or on non-accrual status.  The tables above do not include $32,081 and $46,409 of non-performing loans classified as held for sale as of June 30, 2004 and December 31, 2003, respectively.  Since loans classified as held for sale are carried at the lower of cost or market, the estimated losses that may occur have already been recorded in both the balance sheet and statement of operations.

(2)            The reader is directed to Part II. Item 1. Legal Proceedings contained within this report for additional detail regarding the CMC litigation.

Mortgage Servicing Rights.  Beginning in late 2002, NetBank adopted a long-term strategy of retaining primarily all of its originated conventional MSRs in order to achieve the necessary critical mass for the servicing division to become operationally profitable.  During the second quarter of 2004, however, based on market conditions, the Company chose to sell approximately 50% of its mortgage loan production servicing released.  For the six months ended June 30, 2004, the value of NetBank’s MSRs increased $35 million or 21%.  The $35 million increase in value was primarily driven by the capitalization of $34 million of retained servicing coupled with the recovery of $20 million of in market value.  These increases were offset, in part, by $19 million of amortization.

Derivatives. The fair value of hedges covering the available for sale servicing portfolio decreased in value by $11,541 during the six months ended June 30, 2004.  The fair value of hedges covering the pipeline of servicing also decreased in value by $1,453 during the six months ended June 30, 2004.  As discussed in the preceding section, the decline in value of the Company’s servicing hedges were offset by an increase in value in the portfolio of available for sale mortgage servicing rights.  The fair value of the Company’s loan commitments for which the interest rate is locked (“rate locks”) declined in value by $749 during the six months ended June 30, 2004; however, the portfolio of mandatory delivery commitments hedging the Company’s rate locks increased in value by $735 during the same period.  The value of the mandatory delivery commitments hedging the Company’s inventory of closed loans also increased in value by $3,999 during the same period.

Liabilities.  Total liabilities increased $440 million during the six months ended June 30, 2004.  The increase was primarily related to a $638 million increase in other borrowed funds, which were used to support the higher level of loans held for investment.  These increases were partially offset by a $91 million or 4% decline in deposits, and $132 million decline in unsettled trades.

Deposits.  Deposits were $2.4 billion at June 30, 2004, a 4% decrease compared to $2.5 billion at December 31, 2003.  As of June 30, 2004, deposits represented 54% of total interest-bearing liabilities (including deposits, other borrowed funds and subordinated debt) outstanding.  FHLB advances, warehouse lines of credit and repurchase agreements represented approximately 46%, and subordinated debt represented less than 1%.  During the six months ended June 30, 2004, NetBank was able to achieve a lower cost of funds on deposits by replacing high rate single relationship accounts, generally CDs or money market accounts, with lower rate multiple relationship customers that are not as rate sensitive.

NetBank will continue working to deepen its relationships with new and existing customers.  The following table summarizes NetBank’s deposits:

	As of June 30, 2004			As of December 31, 2003
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$253,317	10.4%	N/A	$198,884	7.8%	N/A

Interest bearing:
Checking accounts	240,914	9.8%	1.1%	228,178	9.0%	1.4%
Money market	1,289,536	52.7%	1.7%	1,363,294	53.7%	1.9%
Certificate of deposit under $100	548,952	22.4%	2.7%	632,602	24.9%	2.8%
Certificate of deposit over $100	115,766	4.7%	2.7%	116,469	4.6%	2.8%
Total deposits	$2,448,485	100.0%		$2,539,427	100.0%

Shareholders’ Equity.  Total shareholders’ equity increased $160 for the six months ended June 30, 2004.  The increase is primarily due to a $15,786 increase in retained earnings resulting from $17,861 of net income, offset by $1,879 of dividends and $196 of losses on the reissuance of treasury stock.  The increase in retained earnings was offset by a decrease of $4,717 in accumulated other comprehensive income (OCI), and an increase in treasury stock of $10,695 due to the repurchase of 1,041,036 shares of common stock at a weighted average cost of $11.81 per share offset, in part, by the reissuance of 129,681 shares under the employee stock purchase plan and exercise of employee stock options.  NetBank will continue to repurchase shares periodically in the public market or through private transactions.  In April 2004 the Board of Directors increased the number of shares available for repurchase by one million.  Including this increase, there are approximately 1.1 million shares remaining available for repurchase under current Board authority.

Results of Operations – Three months ended June 30, 2004 compared to the three months ended June 30, 2003

General.  Net income for the three months ended June 30, 2004 was $8,467 or $0.18 per share, compared to net income of $14,213 or $0.29 per share, for the same period in 2003. NetBank’s management capitalized on the favorable interest rate environment in the second quarter of 2003 to post strong revenues from its financial intermediary segment.  In contrast, rising interest rates and interest rate volatility during the second quarter of 2004 adversely impacted the results reported from the financial intermediary segment.  Mortgage production dropped from $5.6 billion to $3.9 billion, while sales of mortgages dropped from $4.7 billion to $3.4 billion comparing the second quarter of 2003 to 2004, respectively.  NetBank also experienced pressure on its margins in the financial intermediary segment from increasing competition, especially in the correspondent channel.  The financial intermediary segment’s net income was down by $19.3 million as a result.  This was offset, in part, by improved results in the retail bank segment which posted income of $3,011 during the second quarter of 2004 compared with a loss of $10,310 for the second quarter of 2003.

Interest Income.  NetBank’s interest income for the three months ended June 30, 2004 was $58,677 compared to $50,341 for the same period in 2003.  As detailed in the following rate volume variance table, NetBank lowered the average balance of its investment securities available for sale and loans held for sale by $93,465 and $134,708, respectively, and increased the average balance of loan and lease receivables by $1,063,181.  This repositioning resulted in a positive volume variance of $10,295 due to the increase in average interest-earning assets.  This was partially offset by a $1,959 negative variance due to lower yields.  The increase in loan and lease receivables is principally the result of the bank retaining primarily adjustable rate mortgages originated by the financial intermediary segment.  During the current quarter NetBank retained $350 million of internally originated mortgage loans, approximately $124 million of internally originated auto loans and $42 million of originated business finance loans and leases.  As discussed in note 11 of the consolidated financial statements included within this report, the Company has not accrued and did not receive approximately $575 and $1,354 of interest related to the CMC lease portfolio during the three months ended June 30,

2004 and 2003, respectively.  See Part II. Item 1. Legal Proceedings within this report for a more in depth discussion of the CMC lease portfolio and associated litigation.

Interest Expense. Total interest expense for the three months ended June 30, 2004 was $22,178 compared to $21,633 for the same period of 2003.  The $545 increase is due to an increase of $633,543 in interest-bearing liabilities, offset, in part, by the impact of a 33 basis-point reduction in the average cost of funds.  For the three months ended June 30, 2004 there was $10,684 of interest expense on deposits (including checking, money market and certificates of deposits) as compared to $12,534 for the three months ended June 30, 2003.  The $1,850 net decrease in interest expense on deposits was the result of a 25 basis-point decline in the average rate paid on deposits resulting in a positive $439 rate variance, coupled with a volume variance of $1,411 due to a decrease in average interest-bearing deposit balances of $82,429.  For the three months ended June 30, 2004 interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $11,494 compared to $9,099 for the same period of 2003.  The $2,395 increase in interest expense related to other borrowed funds is the result of an increase of $715,972 in the average outstanding balance, offset, in part, by a 69 basis-point decline in the average cost of funds.  The 69 basis-point reduction in the average cost of other borrowed funds is primarily due to higher fixed-rate term FHLB advances being prepaid during the second half of 2003.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income was $36,499, or 3.20% of average interest-earning assets for the three months ended June 30, 2004, compared to $28,708, or 3.12%, of average interest-earning assets for the three months ended June 30, 2003.

The following table details the relative interest rates and average balances of NetBank’s interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2004, and 2003:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2004	2003	2004	2003		2004	2003	Variance	Rate	Volume (3)
				Interest-earning assets:
$76,187	34,956	1.00%	1.00%	Short-term investments	$190	$87	$103	$—	$103
445,432	538,897	3.51%	3.97%	Investment securities (1)	3,905	5,351	(1,446)	(627)	(819)
1,869,731	2,004,439	6.00%	6.27%	Loans held for sale (2)	28,051	31,417	(3,366)	(1,345)	(2,021)
2,164,506	1,101,325	4.90%	4.90%	Loans and leases receivable (2)	26,531	13,486	13,045	13	13,032
4,555,856	3,679,617	5.15%	5.47%	Total interest-earning assets	58,677	50,341	8,336	(1,959)	10,295

				Interest-bearing liabilities:
238,923	183,766	1.12%	1.55%	Checking accounts	669	711	(42)	(196)	154
1,315,623	1,079,564	1.65%	2.14%	Money market	5,428	5,786	(358)	(1,332)	974
675,051	1,048,696	2.72%	2.30%	Certificates of deposit	4,587	6,037	(1,450)	1,089	(2,539)
1,023,186	595,846	1.89%	2.08%	Short-term debt	4,837	3,099	1,738	(282)	2,020
840,196	528,737	3.10%	4.23%	FHLB advances	6,512	5,590	922	(1,492)	2,414
11,857	8,326	4.89%	4.66%	Subordinated debt	145	97	48	5	43
—	26,358	0.00%	4.75%	Convertible subordinated debt	—	313	(313)	—	(313)
4,104,836	3,471,293	2.16%	2.49%	Total interest-bearing liabilities	22,178	21,633	545	(2,208)	2,753

—	—	2.99%	2.98%	Net interest margin	36,499	28,708	7,791	249	7,542
451,020	208,324	0.21%	0.14%	Interest free sources	—	—	—	—	—
$4,555,856	$3,679,617	3.20%	3.12%	Net interest income to interest-earning assets	$36,499	$28,708	$7,791	$249	$7,542

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $1,666 for the three months ended June 30, 2004, compared to $894 for the same period of 2003.  The increase in provision relates to the increase in loans retained during the quarter.  During the three months ended June 30, 2004, NetBank retained its originated auto loans of $124 million, originated mortgage loans of $350 million, and originated leases of $42 million.  During the three months ended June 30, 2003, NetBank retained originated mortgage loans of $204 million and originated leases of $36 million.  Reference is made to the asset quality and non-performing assets section in the financial condition section contained within this report for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income. Non-interest income declined $29,934 for the three months ended June 30, 2004 compared to the same period of 2003.  This decline was primarily driven by the $25,725 decline in gain on sales of loans due to the $1.4 billion or 31% decline in sales of mortgage loans.  The decline in sales was compounded by the decline in margins on sales due to increased competitive pressures.  Other income declined by $3,333 primarily due to lower servicing hedge results as a result of generally increasing mortgage interest rates compared to the same period of 2003.  Additionally, the current quarter was absent the $5,062 of gains on sales of investment securities recognized in the second quarter of 2003.  These declines were offset, in part, by an increase of $4,186 in service charges and fees.  The increase in service charges and fees was driven primarily by the addition of NPS in the transaction processing segment and higher fees in the retail bank segment.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses.  Non-interest expense decreased $13,923, or 16%, for the three months ended June 30, 2004 compared to the same period of 2003.  This decline was primarily driven by the $13,500 decline in impairment and amortization of mortgage servicing rights due to the leveling off of long-term mortgage rates.  Reference is made to the mortgage servicing rights sub-section of the financial condition section contained within this report for a more in-depth analysis of this change.  Additionally, the three months ended June 30, 2004 did not include the $5,975 of prepayment fees incurred due to the early extinguishment of fixed rate FHLB advances during the same period of 2003.  These declines in expenses were partially offset by increases in professional fees of $1,288, depreciation and amortization of $1,178 and occupancy expense of $1,133.  The increase in professional fees was associated with higher legal fees as the Company ramped-up its discovery process related to the CMC litigation.  Depreciation and amortization and occupancy were generally higher as the Company’s operations expanded period-over-period with the additions of NetBank Dealer Financial Services, (“DFS”), NPS and NetInsurance.

Retail Bank Operations

The table below provides an overview of the results of operations for the retail bank segment:

	2004 2nd Qtr	2003 2nd Qtr	Change
Net interest income	$19,750	$11,281	$8,469
Provision for credit losses	1,643	872	771
Net interest income after provision	18,107	10,409	7,698
Fees, charges and other income	3,262	2,822	440
Total revenues	21,369	13,231	8,138
Total expenses	17,344	15,045	2,299
Pre-tax income before gains on securities, debt and net servicing results	4,025	(1,814)	5,839
Net gain on securities and prepaid debt	—	(913)	913
Net servicing results	759	(13,638)	14,397
Pre-tax income (loss)	$4,784	$(16,365)	$21,149

Earning assets	$4,289,058	$3,776,594	$512,464
UPB underlying MSRs	$12,889,546	$9,268,773	$3,620,773

Efficiencies to earning assets
Net interest income	1.84%	1.19%	0.65%
Provision	0.15%	0.09%	0.06%
Net interest income after provision	1.69%	1.10%	0.59%
Fees, charges and other income	0.30%	0.30%	0.00%
Banking revenues	1.99%	1.40%	0.59%
Total expenses	1.62%	1.59%	0.03%
Pre-tax income (loss) before net gains on securities, debt and net servicing results	0.37%	(0.19)%	0.56%

Net servicing results to UPB underlying MSRs	0.02%	(0.59)%	0.61%

Pre-tax income improved by $21,149 to $4,784 for the three months ended June 30, 2004, compared with a pre-tax loss of $16,365 for the same period in 2003.

Improvements in net interest income of $8,469, net servicing results of $14,397, net gain on securities and prepayment of debt of $913, and fees, charges and other income of $440 resulted in the improvement period-over-period.  Net interest income improved primarily because of the retention over the past year of originated assets including mortgages, leases and auto loans.  Likewise, during 2003, the retail banking segment prepaid a large number of higher-priced term FHLB advances and, through pricing, moved the mix of deposits from higher cost certificates of deposit to lower cost money market and checking accounts.  These asset-liability strategies have improved net interest income by 0.65% to 1.84% for the three months ended June 30, 2004 compared with 1.19% for the same period in 2003.  Net servicing results improved primarily as the result of a $15 million increase in market value due to a stabilization of long-term mortgage rates compared with the comparable period in 2003.  The improvement in fees, charges and other income relates to the increase in transactional accounts (i.e. checking and money market) period over period.

These improvements in earnings were offset, in part, by increases of $771 in provision for credit losses and increases in operating expenses of $2,299.  The provision for credit losses increased as the result of the increase in retention of originated mortgages, business finance loans and leases, and auto loans during the three months ended June 30, 2004 compared with the comparable period of 2003.  The increase in operating expenses relates primarily to higher legal fees as the Company ramped-up its discovery process related to the CMC litigation.

Financial Intermediary

The following table highlights the financial intermediary segment production and sales activities:

	2004 2nd Qtr	2003 2nd Qtr	change
Net interest income	$16,403	$17,887	$(1,484)
Gain on sales of loans	35,442	61,095	(25,653)
Other income	(590)	1,417	(2,007)
Net MG Reinsurance results	535	554	(19)
Total revenues	51,790	80,953	(29,163)
Salary and employee benefits	23,900	24,684	(784)
Occupancy & Depreciation expense	7,002	4,969	2,033
Other expenses	8,352	8,093	259
Total expenses	39,254	37,746	1,508
Pre-tax income	$12,536	$43,207	$(30,671)

Production	$3,903,437	$5,601,530	$(1,698,093)
Sales	$3,433,347	$4,749,440	$(1,316,093)

Efficiencies
Total revenues to sales	1.51%	1.70%	(0.19)%
Total expenses to production	1.01%	0.67%	0.34%
Pre-tax margin	0.50%	1.03%	(0.53)%

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes inter-segment sales to the retail bank segment.

The interest rate environment during the second quarter of 2003 was much more favorable to mortgage production than the environment during the comparable 2004 quarter.  In 2003, mortgage rates were hitting historic lows.  The loan pipelines of originators throughout the mortgage banking industry were filled, resulting in less pressure on margins.  During the latter part of 2003 and continuing into the first quarter of 2004, mortgage rates rose, and competitive pressures heated up as pipeline volumes decreased.  This margin pressure was especially true in the correspondent channel.  This resulted in a decrease in mortgage production of $1.7 billion and a decrease in sales of $1.3 billion.  The competitive pressures reduced revenue margins from 170 bps for the quarter ended June 30, 2003 to 151 bps for the comparable quarter in 2004.  As a result, revenues decreased $29.2 million.  Expenses increased $1,508.  Expenses in bps of production increased from 67 bps to 101 bps from the quarter ended June 30, 2003 to the comparable quarter in 2004.  This was the result of less leverage of fixed expenses during the quarter ended June 30, 2004.

Transaction Processing Segment

The transaction processing segment processes mortgages on behalf of community banks on a private label basis; provides ATM and merchant processing services; subservices loans for the retail bank segment, financial intermediary segment and for third party customers; and sells various insurance products using an Internet-based platform.

The following table highlights the results of operations for the transaction processing segment:

	2004 2nd Qtr	2003 2nd Qtr	change
Total revenue	$6,928	$4,922	$2,006
Total expenses	8,070	5,967	2,103
	$(1,142)	$(1,045)	$(97)

The transaction processing segment remained flat comparing the quarter ended June 30, 2004 to June 30, 2003.  NPS added $605 of pre-tax income to the segment’s results; however, this was offset, in part, by weaker results in the RMS processing unit, related to lower volumes of loans processed, and in the NetInsurance division.

Results of Operations – Six months ended June 30, 2004, compared to the six months ended June 30, 2003

General.  Net income for the six months ended June 30, 2004 was $17,861 or $0.38 per share, compared to net income of $24,915 or $0.51 per share, for the same period in 2003. NetBank’s management capitalized on the favorable interest rate environment during the first six months of 2003 to post strong revenues from its financial intermediary segment.  In contrast, rising interest rates and interest rate volatility during the first six months of 2004 adversely impacted the results reported from the financial intermediary segment.  Mortgage production dropped from $10.0 billion to $7.2 billion, while sales of mortgages dropped from $8.4 billion to $6.6 billion comparing the first six months of 2003 to 2004, respectively.  NetBank also experienced pressure on its margins in the financial intermediary segment from increasing competition, especially in the correspondent channel.  The financial intermediary segment’s net income was down by $31,515 as a result.  This was offset, in part, by improved results in the retail bank segment which posted income of $5,856 during the first six months of 2004 compared with a loss of $16,692 for the first six months of 2003.

Interest Income.  NetBank’s interest income for the six months ended June 30, 2004 was $110,862 compared to $95,343 for the same period in 2003.  As detailed in the following rate volume variance table, NetBank lowered the average balance of its investment securities available for sale by $155,385 and increased the average balance of loan and lease receivables by $991,930.  This repositioning resulted in a $22,284 positive variance due to the increase in average interest-earning assets, partially offset by a $6,765 negative variance due to lower yields.  The increase in loan and lease receivables is principally the result of the bank retaining primarily adjustable rate mortgages originated by the financial intermediary segment.  During the six months ended June 30, 2004, NetBank retained $643 million of internally originated mortgage loans, approximately $210 million of internally originated auto loans and $82 million of originated business finance loans and leases.  As discussed in note 11 of the consolidated financial statements included within this report, the Company has not accrued and has not received approximately $1,342 and $2,892 of interest related to the CMC lease portfolio during the six months ended June 30, 2004 and 2003, respectively.  See Part II. Item 1. Legal Proceedings within this report for a more in depth discussion of the CMC lease portfolio and associated litigation.

Interest Expense. Total interest expense remained flat for the six months ended June 30, 2004, at $42,614 compared to $43,132 for the same period of 2003.  The $518 decline is due to an increase of $701,873 in interest-bearing liabilities, offset, in part, by the impact of a 49 basis-point reduction in the average cost of funds.  For the six months ended June 30, 2004 there was $22,502 of interest expense on deposits (including checking, money market and certificates of deposits) as compared to $24,980 for the six months ended June 30, 2003.  The $2,478 net decrease in interest expense on deposits was the result of a 30 basis-point decline in the average rate paid on deposits, offset, in part, by an increase in the average interest-bearing deposit balances of $83,692.  For the six months ended June 30, 2004, interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $20,112 compared to $18,152 for the same period of 2003.  The $1,960 increase in interest expense related to other borrowed funds is the result of an increase of $618,181 in the average outstanding balance, offset, in part, by a 102 basis-point decline in the average cost of funds.  The 102 basis-point reduction in the average cost of other borrowed funds is primarily due to higher fixed-rate term FHLB advances being prepaid during 2003.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income was $68,248, or 3.14% of average interest-earning assets for the six months ended June 30, 2004, compared to $52,211, or 3.01% of average interest-earning assets for the six months ended June 30, 2003.

The following table details the relative interest rates and average balances of NetBank’s interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2004, and 2003:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
									Volume(3)
2004	2003	2004	2003		2004	2003	Variance	Rate
				Interest-earning assets:
$73,852	$36,315	1.00%	1.21%	Short-term investments	$370	$219	$151	$(38)	$189
449,405	604,790	3.50%	3.96%	Investment securities (1)	7,871	11,960	(4,089)	(1,391)	(2,698)
1,813,295	1,808,947	5.80%	6.39%	Loans held for sale (2)	52,569	57,785	(5,216)	(5,336)	120
2,013,898	1,021,968	4.97%	4.97%	Loans and leases receivable (2)	50,052	25,379	24,673	—	24,673
4,350,450	3,472,020	5.10%	5.49%	Total interest-earning assets	110,862	95,343	15,519	(6,765)	22,284

				Interest-bearing liabilities:
233,020	175,946	1.18%	1.55%	Checking accounts	1,373	1,361	12	(326)	338
1,336,270	992,384	1.70%	2.19%	Money market	11,326	10,885	441	(2,431)	2,872
713,578	1,030,846	2.75%	2.47%	Certificates of deposit	9,803	12,734	(2,931)	1,443	(4,374)
821,343	465,763	1.95%	2.16%	Short-term debt	7,994	5,019	2,975	(489)	3,464
849,547	564,958	2.79%	4.36%	FHLB advances	11,832	12,311	(479)	(4,435)	3,956
11,857	6,354	4.82%	4.69%	Subordinated debt	286	149	137	4	133
—	27,491	0.00%	4.90%	Convertible subordinated debt	—	673	(673)	(674)	1
3,965,615	3,263,742	2.15%	2.64%	Total interest-bearing liabilities	42,614	43,132	(518)	(6,908)	6,390

—	—	2.95%	2.85%	Net interest margin	68,248	52,211	16,037	143	15,894
384,835	208,278	0.19%	0.16%	Interest free sources	—	—	—	—	—
$4,350,450	$3,472,020	3.14%	3.01%	Net interest income to interest-earning assets	$68,248	$52,211	$16,037	$143	$15,894

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $3,513 for the six months ended June 30, 2004, compared to $1,762 for the same period of 2003.  The increase in provision relates to the increase in loans and leases retained during the periods.  During the six months ended June 30, 2004, NetBank retained its originated auto loans of $210 million, originated mortgage loans of $643 million, and originated business finance loans or leases of $82 million; compared to retentions of originated mortgage loans of $480 million, originated auto loans of $5 million and originated business finance loans or leases of $67 million during 2003.  Reference is made to the asset quality and non-performing assets section in the financial condition section contained within this report for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income. Non-interest income declined $42,387 for the six months ended June 30, 2004 compared to the same period of 2003.  This decline was primarily driven by the $42,334 decline in gain on sales of loans due to the $1.9 billion, or 19%, decline in sales of mortgage loans.  The decline in sales was compounded by the decline in margins on sales due to increased competitive pressures.  Additionally, gains on sales of investment securities were lower by $8,225 for the six months ended June 30, 2004 compared to the same period of 2003.  These declines were offset, in part, by an increase of $9,892 in service charges and fees.  The increase in service charges and fees was driven primarily by the addition of NPS in the transaction processing segment and higher fees in the retail banking segment.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses.  Non-interest expense decreased $17,170, or 11%, for the six months ended June 30, 2004 compared to the same period of 2003.  This decline was primarily driven by the $13,055 decline in impairment and amortization of mortgage servicing rights due to the leveling off of long-term mortgage rates.  Reference is made to the mortgage servicing rights sub-section of the financial condition section contained within this report for a more in-depth analysis of this change.  Additionally, the six months ended June 30, 2004 did not include the $11,951 of prepayment fees incurred with the early payoff of fixed rate FHLB advances during the same period of 2003.  These declines in expenses were partially offset by increases in depreciation and amortization of $2,425, professional fees of $1,311 and occupancy expense of $1,954.  The increase in professional fees was associated with higher legal fees as the Company ramped-up its discovery process related to the CMC litigation.  Depreciation and amortization and occupancy were generally higher as the Company’s operations expanded period over period with the additions of DFS, NPS and NetInsurance.

Retail Bank Operations

The table below provides an overview of the results of operations for the retail bank segment:

	Six Months Ended June 30,
	2004	2003	Change
Net interest income	$36,739	$19,378	$17,361
Provision for credit losses	3,472	1,721	1,751
Net interest income after provision	33,267	17,657	15,610
Fees, charges and other income	7,247	6,047	1,200
Total revenues	40,514	23,704	16,810
Total expenses	32,999	30,254	2,745
Pre-tax income before gains on securities, debt and net servicing results	7,515	(6,550)	14,065
Net gain on securities and prepaid debt	3,169	(557)	3,726
Net servicing results	(1,348)	(19,389)	18,041
Pre-tax income (loss)	$9,336	$(26,496)	$35,832

Earning assets	$4,222,710	$3,623,366	$599,344
UPB underlying MSRs	$12,889,546	$9,268,773	$3,620,773

Efficiencies to earning assets
Net interest income	1.74%	1.07%	0.67%
Provision	0.16%	0.09%	0.07%
Net interest income after provision	1.58%	0.98%	0.60%
Fees, charges and other income	0.34%	0.33%	0.01%
Banking revenues	1.92%	1.31%	0.61%
Total expenses	1.56%	1.67%	(0.11)%
Pre-tax income(loss) before net gains on securities, debt and net servicing results	0.36%	(0.36)%	0.72%

Net servicing results to UPB underlying MSRs	(0.02)%	(0.42)%	0.40%

Pre-tax income improved by $35,832 to $9,336 for the six months ended June 30, 2004, compared with a pre-tax loss of $26,496 for the same period in 2003.

Improvements in net interest income of $17,361, net gain on securities and prepayment of debt of $3,726, net servicing results of $18,041, and fees, charges and other income of $1,200 resulted in the improvement period over period.  Net interest income improved primarily because of the retention over the past year of originated assets including mortgages, leases and auto loans.  Likewise, during 2003, the retail banking segment prepaid a large number of higher-priced term FHLB advances and, through pricing, moved the mix of deposits from higher cost certificates of deposit to lower cost money market and checking accounts.  These asset-liability strategies have improved the net interest income by 0.67% to

1.74% for the six months ended June 30, 2004 compared with 1.07% for the same period in 2003.  The improvement in the gain on securities and prepayment of debt relates to the gain of $3.2 million on the sale of certain securities in the bank’s investment portfolio as part of the bank’s proactive asset-liability management strategy whereby assets were sold to mitigate inherent risks.  Net servicing results improved as the result of a $15 million increase in the market value of its mortgage servicing rights, a reduction in actual prepayments and improved net hedge results during the six months ended June 30, 2004 compared with the comparable period in 2003.  The improvement in fees, charges and other income relates to the increase in transactional accounts (i.e. checking and money market) period over period.

These improvements in earnings were offset, in part, by increases of $1,751 in provision for credit losses and increases in operating expenses of $2,745.  The provision for credit losses increased as the result of the increase in retention of originated mortgages, business finance loans and leases, and auto loans during the six months ended June 30, 2004 compared with the comparable period of 2003.  The increase in operating expenses relates primarily to higher legal fees as the Company ramped-up its discovery process related to the CMC litigation.

Financial Intermediary

The following table highlights the financial intermediary segment production and sales activities:

	Six Months Ended June 30,
	2004	2003	Change
Net interest income	$30,508	$33,483	$(2,975)
Gain on sales of loans	67,741	110,803	(43,062)
Other income	1,121	2,475	(1,354)
Net MG Reinsurance results	1,042	1,110	(68)
Total revenues	100,412	147,871	(47,459)
Salary and employee benefits	46,346	48,255	(1,909)
Occupancy & Depreciation expense	13,738	9,972	3,766
Other expenses	15,909	15,308	601
Total expenses	75,993	73,535	2,458
Pre-tax income	$24,419	$74,336	$(49,917)

Production	$7,162,203	$9,958,953	$(2,796,750)
Sales	$7,204,850	$8,894,956	$(1,690,106)

Efficiencies
Total revenues to sales	1.39%	1.66%	(0.27)%
Total expenses to production	1.06%	0.74%	0.32%
Pre-tax margin	0.33%	0.92%	(0.59)%

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes inter-segment sales to the retail bank segment.

The interest rate environment during the six months ended June 30, 2003 was much more favorable to mortgage production than the environment during the comparable 2004 quarter.  In 2003, mortgage rates were hitting historic lows.  The loan pipelines of originators throughout the mortgage banking industry were filled, resulting in less pressure on margins.  During the latter part of 2003 and continuing into the first quarter of 2004, mortgage rates rose, and competitive pressures heated up as pipeline volumes decreased.  This margin pressure was especially true in the correspondent channel.  This resulted in a decrease in mortgage production of $2.8 billion and a decrease in sales of $1.7 billion.  The competitive pressures reduced revenue margins from 166 bps for the six months ended June 30, 2003 to 139 bps for the comparable period in 2004.  As a result, revenues decreased $47,459.  Expenses increased by $2,458.  Expenses in bps of production increased from 74 bps to 106 bps from the six months ended June 30, 2003 to the comparable period in 2004.

This was the result of less leverage of fixed expenses during the six months ended June 30, 2004 and expenses incurred to obtain trailing documents needed to sell or securitize the buildup of loans in inventory.

Transaction Processing Segment

The transaction processing segment processes mortgages on behalf of community banks on a private label basis; provides ATM and merchant processing services; subservices loans for the retail bank segment, financial intermediary segment and for third party customers; and sells various insurance products using an Internet-based platform.

The following table highlights the results of operations for the transaction processing segment for the six months ended June 30, 2004 and 2003:

	2004	2003	change
Total revenue	$13,597	$9,165	$4,432
Total expenses	14,567	11,857	2,710
	$(970)	$(2,692)	$1,722

The transaction processing segment improved its pre-tax contribution by $1,722.  This is primarily due to the addition of NPS in December of 2003, which added $980 of pre-tax income, and a $1,761 improvement in the servicing factory related to higher loan counts.  These improvements were offset, in part, by weaker results in the RMS processing unit and the NetInsurance division.

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

Liquidity and Capital Resources

Liquidity.  NetBank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities.  NetBank’s primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, sales or maturities of investment securities and other short-term investments, and funds provided from operations.  While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  NetBank’s available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements.  For the six months ended June 30, 2004, NetBank had positive cash flow of $63,658 compared to negative cash flow of $52,655 for the same period of 2003.  The net cash inflow primarily related to a $637,953 increase in other borrowed funds, a $164,661 decrease in loans held for sale and a $15,310 decline in investment securities available for sale.  These cash in flows were partially offset by a $570,968 increase in loan and lease receivables and a $90,942 decrease in deposits.  Cash flows for the six months ended June 30, 2003, were negative related to the Company’s $10 billion level of production in the financial intermediary segment outpacing the $8.4 billion level of sales into the secondary market.  As an additional source of funds, NetBank had available under existing lines of credit agreements $1 billion at June 30, 2004 (see Note 8 of the consolidated financial statements included as part of this report for additional details of the available lines of credit).

The Company uses deposits as its principal source of funds.  For the six months ended June 30, 2004, deposits decreased by $90,942 to $2.4 billion from $2.5 billion as of December 31, 2003.  NetBank’s deposit products include checking, money market and certificates of deposit accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.  NetBank is competitive in the types of accounts, services and ranges of interest rates offered on deposit products.  Although market demand generally dictates which deposit maturities and rates will be accepted by the public, NetBank intends to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals.  NetBank increased its other borrowed funds, which include FHLB advances, repurchase agreements and warehouse lines of credit, by $637,953 during the six months ended June 30, 2004.  This increase was primarily related to the $570,504 increase in loan and lease receivables.

Capital Resources.  NetBank and NetBank, FSB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure of either company to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NetBank’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank, FSB must meet specific capital guidelines that involve quantitative measures of NetBank, FSB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. NetBank, FSB’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, under regulatory guidelines, NetBank, FSB may not pay a dividend to NetBank, Inc. if doing so would cause NetBank, FSB to be less than adequately capitalized, as defined below. During the six months ended June 30, 2004, NetBank repurchased 1,041,036 shares at a weighted average cost of $11.81, and management had authorization to repurchase up to an additional 1.1 million shares of its common stock through open market or private transactions.

Quantitative measures established by regulation to ensure capital adequacy require NetBank, FSB to maintain minimum amounts and ratios as set forth in the following table.  NetBank, FSB’s regulatory agency, the Office of Thrift Supervision (“OTS”), requires NetBank, FSB to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total capital to risk-weighted assets of 8.0%.  Additionally, NetBank, Inc. is subject to a side letter agreement with the OTS, which was put in place in connection with NetBank’s acquisition of Resource in 2002.  The side letter requires NetBank, FSB to maintain 6% core capital and 12% total risk-based capital ratios.  As of June 30, 2004, NetBank, FSB was classified as well capitalized with a total risk-based capital ratio of 12.43%.  Additionally, the side letter agreement requires NetBank, Inc. to maintain a minimum of 10% total capital to assets, adjusted for capital held against forward sold conforming mortgages to be the greater of 5% or $50,000, and in no event allow the total capital ratio to fall below 8.0%.  NetBank, Inc.’s requirement at June 30, 2004 under this provision was 8.95%.  NetBank, Inc.’s total capital ratio at June 30, 2004 was 8.55%.  Management has notified the OTS of this deficiency and intends to cure it as soon as possible.  The following table presents information related to NetBank, FSB along with capital requirements mandated by the OTS:

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2004
Total capital (to risk-weighted assets)	$363,570	12.43%	$234,048	8.00%	$292,494	10.00%
Core capital (to adjusted total assets)	$326,883	6.86%	$190,509	4.00%	$238,253	5.00%
Tangible capital (to adjusted total assets)	$326,883	6.86%	$71,476	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$326,883	11.17%	N/A	N/A	$175,586	6.00%
December 31, 2003
Total capital (to risk-weighted assets)	$296,359	11.79%	$201,122	8.00%	$251,365	10.00%
Core capital (to adjusted total assets)	$262,792	6.42%	$163,712	4.00%	$204,667	5.00%
Tangible capital (to adjusted total assets)	$262,792	6.42%	$61,400	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$262,792	10.45%	N/A	N/A	$150,885	6.00%

In addition, NetBank’s subsidiaries engaged in mortgage banking must adhere to various HUD regulatory guidelines including required minimum net worth to maintain their FHA approved lending status.  Failure to comply with the HUD guidelines could result in withdrawal of this certification.  As of June 30, 2004, Market Street, RBMG and Meritage were in compliance with HUD guidelines.  NetBank and its subsidiaries are subject to various other capital requirements by secondary market investors and states.  None of these capital requirements are more stringent than the OTS capital requirements.  Failure to comply with these restrictions could have a material adverse impact on the Company’s results of operations.  At June 30,2004, all of the capital requirements placed upon NetBank and its subsidiaries were met, and there have been no subsequent events that would lead management to believe that continued compliance would not be met in the future.

Part I. Item 3: Quantitative and Qualitative Market Risk

NetBank’s principal businesses are retail banking and the origination and purchase of mortgage loans.  These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of NetBank’s assets and liabilities are monetary in nature and fluctuations in interest rates will affect NetBank’s future net interest income and cash flows. This interest rate risk is NetBank’s primary market risk exposure. For the six months ended June 30, 2004, the only derivative financial instruments that NetBank entered into were associated with hedging activities related to the portfolio of mortgage loans held for sale, the pipeline of mortgage loans for which the interest rate has been locked, the owned mortgage servicing rights portfolio and the mortgage servicing rights which NetBank intends to retain associated with the pipeline of mortgage loans for which the interest rate has already been locked. NetBank has no market risk-sensitive instruments held for trading purposes. NetBank’s exposure to market risk is reviewed on a regular basis by NetBank’s management.

NetBank, FSB, like other banks, measures interest rate risk based on Net Portfolio Value (“NPV”) analysis.  NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.  A NPV ratio is determined by dividing NPV by the present value of assets.  The following table sets forth the estimated percentage change in NetBank, FSB’s NPV ratios as of June 30, 2004, December 31, 2003, and June 30, 2003, assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB

Rate shock (in basis points)	As of 6/30/2004	As of 12/31/2003	As of 6/30/2003	Minimum as of 6/30/2004
+300	7.66%	6.54%	7.54%	4.00%
+200	8.19%	7.37%	7.76%	6.00%
+100	8.80%	8.17%	8.00%	6.00%
Flat	9.14%	8.66%	7.91%	6.00%
-100	9.31%	9.07%	7.82%	6.00%

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

As reported in previous filings, NetBank, FSB had joined with the other claimants in a motion for judgment on the pleadings, which motion was filed on January 31, 2003, and is still pending before the MDL Court.  Meanwhile, discovery in the case has been proceeding and fact discovery is scheduled to close on August 3, 2004.  Amendments to the pleadings are currently due 14 days after the MDL Court rules on the motions for judgment on the pleadings.  NetBank, FSB has prepared an amendment and supplement to its complaint to include additional claims against the Sureties based on discovery adduced and events that have occurred to date and plans to file the amendment prior to the final date fixed by the MDL Court for filing amendments.  Furthermore, NetBank, FSB has withdrawn its motion for judgment on the pleadings and now intends to file a motion for summary judgment based in part on such discovery.  The Company believes that based on the overall facts and circumstances, the defenses asserted by the Sureties will fail and that NetBank, FSB will ultimately prevail on its claims.

Also, as reported in previous filings, on May 30, 2002, CMC filed for bankruptcy protection.  The bankruptcy proceeding is not a part of the consolidation of cases in Ohio.  On June 11, 2003, the California Bankruptcy Court approved an amended settlement agreement (the “NetBank Agreement”) among NetBank, FSB, Lakeland Bank and the Trustee.  The NetBank Agreement resolves all claims of the Trustee with respect to the lease payments that were guaranteed by surety bonds and insurance policies issued by Safeco and Illinois Union, as well as all claims related to the surety bonds and insurance policies.  In addition to approving the NetBank Agreement, the California Bankruptcy Court approved a settlement agreement between the Trustee and Royal (the “Royal Agreement’).  Under the Royal Agreement, Royal has agreed, among other things, to fund litigation by the Trustee against NetBank, FSB to avoid its interests in the leases that were guaranteed by surety bonds issued by Royal, as well as NetBank, FSB’s interests in the surety bonds themselves.  On September 4, 2003, the Trustee filed a Complaint against NetBank, FSB as contemplated by the Royal Agreement, seeking to avoid NetBank, FSB’s interest in the leases and surety bonds relating to the Royal guaranteed lease pools.  On May 6, 2004, NetBank, FSB filed a motion for summary judgment against the Trustee.  A hearing on the motion had been scheduled for August 31, 2004.  At a status conference on July 15, 2004, the Bankruptcy Court ordered a stay in the bankruptcy proceedings pending a hearing on July 30, 2004.  At that hearing the Bankruptcy Court continued the stay as to all adversary proceedings and requested the parties to attempt to mediate their disputes.  The Bankruptcy Court did not reschedule a hearing on the motion for summary judgment but set another status conference for October 1, 2004.

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

On June 27, 2001, the Company was served with a complaint for a declaratory judgment filed by interState NetBank in the District of New Jersey challenging the “NETBANK®” service mark.  The Company answered and counterclaimed for trademark infringement on July 13, 2001.  Discovery was stayed pending a ruling on interState NetBank’s November 19, 2001 motion for summary judgment, which claimed that “NETBANK” is generic for all banking services delivered over the Internet.  On September 22, 2002, the District Court ruled that “NETBANK” is generic but did not cancel the Company’s existing service mark registration.  The Company filed a motion for reconsideration of the District Court’s decision.  On June 23, 2003, the District Court denied the Company’s motion for reconsideration but clarified that two of the Company’s counterclaims remained in the case: (1) a claim for infringement of the Company’s “NETBANK®” service mark to the extent that it covers online bill-payment services (as opposed to online banking services in general) and (2) a claim for unfair competition under New Jersey and common law.  The parties completed fact discovery on February 27, 2004.  On April 30, 2004, interState NetBank filed a second motion for summary judgment, seeking the dismissal of the remaining two claims brought by NetBank, as well as an award of attorneys’ fees.

The Company intends to vigorously defend against interState NetBank’s challenge of the “NETBANK®” service mark and will continue to pursue its counterclaims for trademark infringement and unfair competition, as well as later appeal the dismissal on summary judgment of its remaining counterclaims based on the District Court’s ruling that “NETBANK” is generic for banking services delivered over the Internet.  While there is a possibility of a final, adverse outcome for the Company, at this stage of the matter, we cannot fairly determine the likelihood of such outcome.  However, in the event of a final, adverse outcome, it is unlikely that there would be a monetary loss aside from the loss in value of the intellectual property rights in the NETBANK® registration, unless the court awards interState NetBank its attorneys’ fees as requested in its April 30, 2004 motion for summary judgment.

Part II. Item 2:  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Balance as of March 31, 2004	—	—	—	448,200
April 1 through April 30, 2004	178,600	$11.51	178,600	1,269,600
May 1 through May 31, 2004	163,536	$10.49	163,536	1,106,064
June 1 through June 30, 2004	26,800	$10.39	26,800	1,079,264

Total	368,936	$10.98	368,936	1,079,264

Note 1: In August 2002, the Board of Directors approved a plan to repurchase up to 1 million shares of the Company’s common stock.  The plan was subsequently increased by 1 million shares in October 2002, 2 million shares in January 2003 and 1 million shares in April 2004.

Part II. Item 3:  Defaults Upon Senior Securities

None

Part II. Item 4:  Submission of Matters to a Vote of Security Holders

On April 29, 2004, NetBank held its Annual Meeting of Shareholders at which the following actions were taken:

Approved the proposal to elect the director nominees named below:

T. Stephen Johnson:	For: 40,516,762	Withheld: 1,679,826

Stuart Cable:	For: 40,656,838	Withheld: 1,539,750

Joel A. Smith III:	For: 40,655,746	Withheld: 1,540,842

Eula L. Adams:	For: 40,261,622	Withheld: 1,934,966

Approved a proposal to approve the 4th amendment to the 1996 NetBank, Inc. Stock Incentive Plan:

For: 18,064,476	Against: 13,419,825	Abstain: 338,134

Approved a proposal to ratify Ernst & Young LLP as NetBank’s independent auditors:

For: 41,461,704	Against: 716,784	Abstain: 18,101

Part II. Item 5:  Other Information

None

Part II. Item 6:  Exhibits and Reports on Form 8-K

(a)	Exhibits

	10	Amendment No. 2 to Employment Agreement between NetBank, Inc. and Douglas K. Freeman dated April 30, 2004.

	31.1	Chief Executive Officer’s certification under Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Chief Financial Executive’s certification under Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	i.	NetBank filed a Current Report on Form 8-K on April 16, 2004 furnishing its monthly operating statistics as posted to its Web site.

	ii.	NetBank filed a Current Report on Form 8-K on April 28, 2004, furnishing the Company’s press release detailing the Company’s results for the first quarter of 2004.

	iii.	NetBank filed a Current Report on Form 8-K on May 17, 2004, furnishing its monthly operating statistics as posted to its Web site.

	iv.	NetBank filed a Current Report on Form 8-K on June 10, 2004, announcing it had reached a definitive agreement to acquire principal operating assets of Beacon Credit Services, LLC.

	v.	NetBank filed a Current Report on Form 8-K on June 16, 2004, furnishing its monthly operating statistics as posted to its Web site.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.

	By:	/s/ Steven F. Herbert
Steven F. Herbert

Dated: August 9, 2004		Chief Financial Executive and Chief Accounting Officer