Form 10-Q
period 2004-09-30
NETBANK INC
filed 2004-11-09
CIK 1035826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at October 31, 2004
Common Stock, par value $.01	46,506,520

NETBANK, INC.
TABLE OF CONTENTS

Part I. Financial Information

Item I. Financial Statements

Consolidated balance sheets as of September 30, 2004 and December 31, 2003

Consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003

Consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2004 and 2003

Consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003

Notes to consolidated financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature Page

NetBank, Inc.

Consolidated Balance Sheets

(unaudited and in 000’s except share amounts)

	September 30, 2004	December 31, 2003
Assets
Cash and cash equivalents:
Cash and due from banks	$220,300	$24,211
Federal funds sold	9,110	9,416
Total cash and cash equivalents	229,410	33,627
Investment securities available for sale-at fair value (amortized cost of $310,322 and $449,972, respectively)	312,602	454,348
Stock of Federal Home Loan Bank of Atlanta - at cost	61,446	54,491
Loans held for sale	1,291,137	1,951,113
Loans and leases receivable - net of allowance for credit losses of $45,306 and $43,689, respectively	2,088,899	1,761,372
Mortgage servicing rights – net	171,993	165,214
Accrued interest receivable	11,059	14,713
Furniture, equipment and capitalized software – net	52,628	53,902
Goodwill and other intangibles – net	78,992	62,441
Due from servicers and investors	110,112	33,187
Receivable from unsettled trades	—	90,000
Other assets	79,993	60,397
Total assets	$4,488,271	$4,734,805

Liabilities, minority interests and shareholders’ equity
Liabilities:
Deposits	$2,744,709	$2,539,427
Other borrowed funds	1,065,294	1,421,022
Subordinated debt	11,857	11,857
Accrued interest payable	10,004	9,098
Loans in process	47,562	30,756
Unsettled trades	—	131,707
Representations and warranties	22,339	17,905
Accounts payable and accrued liabilities	148,699	142,683
Total liabilities	4,050,464	4,304,455

Commitments and contingencies	—	—
Minority interests in affiliates	450	—

Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,820,308 shares issued)	528	528
Additional paid-in capital	431,712	432,035
Retained earnings	62,918	44,102
Accumulated other comprehensive income, net of taxes of $860 and $1,634, respectively	1,420	2,742
Treasury stock, at cost (6,073,388 and 5,235,538 shares, respectively)	(58,931)	(48,674)
Unearned compensation	(290)	(383)
Total shareholders’ equity	437,357	430,350
Total liabilities, minority interests and shareholders’ equity	$4,488,271	$4,734,805

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Operations

(unaudited and in 000’s except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest income:
Loans and leases	$57,481	$55,159	$160,102	$138,323
Investment securities	5,697	3,702	13,568	15,662
Short-term investments	314	58	684	277
Total interest income	63,492	58,919	174,354	154,262

Interest expense:
Deposits	11,862	12,293	34,364	37,273
Other borrowed funds	13,513	9,666	33,625	27,818
Total interest expense	25,375	21,959	67,989	65,091
Net interest income	38,117	36,960	106,365	89,171
Provision for credit losses	469	2,537	3,982	4,299
Net interest income after provision for credit losses	37,648	34,423	102,383	84,872

Non-interest income:
Service charges and fees	17,440	12,017	51,110	35,795
Gains on sales of mortgage loans and mortgage servicing rights, net of provision for estimated losses on repurchases	27,755	75,914	93,968	184,461
Other income	7,562	8,717	11,821	14,696
Net gain on sales of investment securities	2,248	—	5,417	11,394
Gains on derivatives	2,914	—	2,914	—
Total non-interest income	57,919	96,648	165,230	246,346

Non-interest expense:
Salaries and benefits	31,730	37,067	94,812	98,952
Customer service	3,383	2,684	9,407	8,282
Marketing	2,551	1,988	6,974	6,319
Data processing	4,722	3,638	13,888	11,659
Depreciation and amortization	5,098	4,063	14,714	11,254
Impairment and amortization of mortgage servicing rights	24,530	31,195	38,810	58,530
Office expenses	2,938	2,169	8,409	7,534
Occupancy	5,770	5,578	16,277	14,131
Travel and entertainment	1,100	1,184	3,662	3,129
Professional fees	2,806	5,517	10,719	12,119
Prepaid lost interest from curtailments	906	3,451	4,174	8,587
Other expenses	3,340	3,428	10,185	10,256
Prepayment fees on the early extinguishment of debt	—	4,316	—	16,267
Minority interests in net earnings of consolidated affiliates	192	—	606	—
Total non-interest expense	89,066	106,278	232,637	267,019
Income before income taxes	6,501	24,793	34,976	64,199
Income tax expense	(2,486)	(9,204)	(13,100)	(23,695)
Net income	$4,015	$15,589	$21,876	$40,504

Net income per common and potential common shares outstanding:
Basic	$0.09	$0.33	$0.47	$0.84
Diluted	$0.09	$0.32	$0.46	$0.83

Weighted average common and potential common shares outstanding:
Basic	46,846	47,829	46,962	48,039
Diluted	47,156	48,590	47,431	48,661

Dividends declared on common stock	$0.02	$0.02	$0.06	$0.06

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited and in 000’s)

	Common shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation	Total
Balance - June 30, 2004	52,820	$528	$432,029	$59,888	$(1,975)	$(59,639)	$(321)	$430,510
Comprehensive income:
Net income for the three months ended September 30, 2004	—	—	—	4,015	—	—	—	4,015
Realized net gain on sale of securities, net of taxes	—	—	—	—	(1,416)	—	—	(1,416)
Unrealized net gain on securities, net of taxes	—	—	—	—	4,811	—	—	4,811
Comprehensive income								7,410
Dividends declared on common stock	—	—	—	(939)	—	—	—	(939)
Purchase of shares of common stock for treasury, net of reissuances	—	—	(317)	(46)	—	708	—	345
Amortization of unearned compensation	—	—	—	—	—	—	31	31

Balance – September 30, 2004	52,820	$528	$431,712	$62,918	$1,420	$(58,931)	$(290)	$437,357

	Common shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation	Total
Balance - December 31, 2003	52,820	$528	$432,035	$44,102	$2,742	$(48,674)	$(383)	$430,350
Comprehensive income:
Net income for the nine months ended September 30, 2004	—	—	—	21,876	—	—	—	21,876
Realized net gain on sales of securities, net of taxes	—	—	—	—	(3,396)	—	—	(3,396)
Unrealized net gain on securities, net of taxes	—	—	—	—	2,074	—	—	2,074
Comprehensive income								20,554
Dividends declared on common stock	—	—	—	(2,818)	—	—	—	(2,818)
Purchase of shares of common stock for treasury, net of reissuances	—	—	(323)	(242)	—	(10,257)	—	(10,822)
Amortization of unearned compensation	—	—	—	—	—	—	93	93

Balance – September 30, 2004	52,820	$528	$431,712	$62,918	$1,420	$(58,931)	$(290)	$437,357

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited and in 000’s)

	Common shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation	Total
Balance - June 30, 2003	52,762	$528	$431,389	$20,410	$11,608	$(43,607)	$—	$420,328
Comprehensive income:
Net income for the three months ended September 30, 2003	—	—	—	15,589	—	—	—	15,589
Realized net gain on sale of securities	—	—	—	—	—	—	—	—
Unrealized net loss on securities, net of taxes	—	—	—	—	(6,665)	—	—	(6,665)
Comprehensive income								8,924
Dividends declared on common stock	—	—	—	(951)	—	—	—	(951)
Purchase of shares of common stock for treasury, net of reissuances	—	—	54	—	—	(2,214)	—	(2,160)
Issuances of common stock	69	—	662	—	—	—	—	662

Balance – September 30, 2003	52,831	$528	$432,105	$35,048	$4,943	$(45,821)	$—	$426,803

	Common shares	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation	Total
Balance - December 31, 2002	52,675	$527	$426,485	$(2,568)	$11,026	$(33,880)	$—	$401,590
Comprehensive income:
Net income for the nine months ended September 30, 2003	—	—	—	40,504	—	—	—	40,504
Realized net gain on sale of securities, net of taxes	—	—	—	—	(7,178)	—	—	(7,178)
Unrealized net gain on securities, net of taxes	—	—	—	—	1,095	—	—	1,095
Comprehensive income								34,421
Dividends declared on common stock	—	—	—	(2,888)	—	—	—	(2,888)
Purchase of shares of common stock for treasury, net of reissuances	—	—	35	—	—	(11,941)	—	(11,906)
Issuances of common stock	156	1	5,585	—	—	—	—	5,586

Balance – September 30, 2003	52,831	$528	$432,105	$35,048	$4,943	$(45,821)	$—	$426,803

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Cash Flows

(unaudited and in 000’s)

	Nine months ended September 30,
	2004	2003
Operating activities:
Net income	$21,876	$40,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,714	11,254
Amortization of premiums on investment securities, loan and lease receivables and debt	5,101	8,185
Origination of loans held for sale	(9,729,806)	(14,615,168)
Proceeds from sales of loans held for sale	10,485,000	13,676,118
Net gain on sales of loans and servicing rights	(93,968)	(184,461)
Capitalization of mortgage servicing rights	(50,114)	(169,787)
Proceeds from sales of mortgage servicing rights	4,356	58,436
Impairment and amortization of mortgage servicing rights	38,810	58,530
Provision for credit losses	3,982	4,299
Gains on sales of investment securities	(5,417)	(11,394)
Changes in assets and liabilities which provide (use) cash:
(Decrease) increase in accrued interest receivable	3,654	(4,502)
(Decrease) increase in due from servicers and investors	(76,925)	28,425
Decrease in other assets	(19,596)	(9,883)
Increase (decrease) in accrued interest payable	906	(3,358)
Increase in loans in process	16,806	4,475
Increase in accounts payable and accrued liabilities	6,016	35,426
Net cash provided by (used in) operating activities	625,395	(1,072,901)

Investing activities:
Purchases of available for sale securities	(315,411)	(50,508)
Principal repayments on available for sale securities	37,817	66,096
Sales and maturities of available for sale securities	290,835	318,304
Purchase of Federal Home Loan Bank Stock	(6,955)	(31,460)
Origination and purchase of loans and leases receivable	(1,215,724)	(1,128,005)
Principal repayments on loans and leases receivable	537,320	388,496
Proceeds from sales of loans and leases receivable	346,039	—
Purchases of furniture, equipment and capitalization of software, net of disposals	(11,975)	(16,630)
Acquisitions, net of cash acquired	(16,424)	(3,209)
Other investing activities	450	—
Net cash used in investing activities	(354,028)	(456,916)

Financing activities:
(Decrease) increase in money market and checking accounts	(1,664)	576,871
Increase (decrease) in certificates of deposits	206,946	(97,408)
Proceeds from other borrowed funds	11,826,643	9,865,117
Repayments of other borrowed funds	(12,092,370)	(8,851,540)
Net proceeds from issuance of Subordinated debt	—	4,382
Repayment of convertible subordinated debt	—	(26,126)
Issuances of common stock	—	5,586
Net purchases of treasury stock	(12,321)	(11,906)
Dividend payments on common stock	(2,818)	(2,888)
Net cash (used in) provided by financing activities	(75,584)	1,462,088
Net increase (decrease) in cash and cash equivalents	195,783	(67,729)
Cash and cash equivalents:
Cash, beginning of period	33,627	111,565
Cash, end of period	$229,410	$43,836

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$67,203	$68,449
(Refunds received) cash paid for income taxes	$(8,869)	$12,463

Non-cash investing and financing activities:
Fair value of assets acquired	$326	$1,259
Goodwill and intangible assets	18,854	1,950
Liabilities assumed	39	—
Stock issued in acquisition	(1,592)	—
Cash paid for business	$17,627	$3,209

See notes to consolidated financial statements.

NETBANK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(unaudited)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION

NetBank, Inc. is a financial holding company that wholly owns the outstanding stock of NetBank, (“NetBank, FSB” or the “Bank”), a federal savings bank; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc., (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities.  NetBank, FSB owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, NetBank Payment Systems, Inc. (“NPS”), a leading provider of ATM services for retail and other non-bank businesses and Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider. The entire consolidated company is referred to herein as “NetBank” or “the Company”.

During the third quarter of 2004, Resource Bancshares Mortgage Group, Inc. and Republic Leasing Company, Inc., both of which had been subsidiaries of NetBank, FSB, were legally consolidated into NetBank, FSB and ceased to exist as separate corporations.  Republic Leasing now operates as the NetBank Business Finance division of NetBank, FSB.  In addition, on October 1, 2004, RBMG, Inc. was legally consolidated into NetBank, FSB and ceased to exist as a separate corporation.  RBMG, Inc. now operates as the NetBank Funding division of NetBank, FSB.

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

2.                                      ACQUISITIONS

On July 1, 2004, the Company acquired the principal operating assets of Beacon Credit Services, LLC, a privately held provider of RV, boat and aircraft financing.  The consideration paid consisted of 194,217 shares of NetBank common stock and cash of $5.0 million.  The acquisition was accounted for as a purchase, and, accordingly, all assets were recorded at fair value resulting in $6.4 million of goodwill.  Beacon Credit Services, LLC’s results of operations have been included from the date of acquisition.

During the nine months ended September 30, 2004, NetBank Payment Systems acquired certain assets or processing contracts of various smaller ATM and merchant processing businesses.  The acquisitions were accounted for as purchases, and, as such, $6.2 million of goodwill and $6.1 million of amortizable intangibles were recorded.  Consideration for all the businesses totaled $12.7 million. The acquisitions results of operations have been included from the date of acquisition.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$4,015	$15,589	$21,876	$40,504
Deduct:
Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(794)	(663)	(2,070)	(1,684)
Pro forma net income	$3,221	$14,926	$19,806	$38,820

Earnings per share:
Basic – as reported	$0.09	$0.33	$0.47	$0.84
Basic – pro forma	$0.07	$0.31	$0.42	$0.81

Diluted – as reported	$0.09	$0.32	$0.46	$0.83
Diluted – pro forma	$0.07	$0.31	$0.42	$0.80

In addition, for the three and nine months ended September 30, 2004, pre-tax compensation expense of $31 and $93, respectively, related to restricted stock awards was recognized and included in net income as reported.

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

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) supplemented EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on available for sale debt and equity securities. In September 2004, the FASB issued FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1,” which deferred the effective date of the recognition and measurement provisions of the consensus until further guidance is issued.  A separate proposed FSP was issued in September 2004 to address EITF 03-1 implementation issues. Comments on this proposal were due on October 29, 2004. The additional annual disclosures required by the March 2004 consensus are effective for the fiscal year ending December 31, 2004. The amount of any other-than-temporary impairment that may need to be recognized upon full implementation of EITF 03-1 will depend on market conditions and other factors and will not be known until the guidance is finalized.  NetBank is currently evaluating the impact implementation of this guidance could have on its consolidated financial position or results of operations.

4.                                      LOAN AND LEASE RECEIVABLES

At September 30, 2004 and December 31, 2003 the Company had net unamortized premiums and deferred cost on its loans and leases of $33,272 and $30,256, respectively.   As of September 30, 2004, NetBank had commitments to fund mortgage loans of $1.1 billion, open-end consumer lines of credit of $75,345, undisbursed mortgage construction loans of $68,805, undisbursed commercial financing loans of $3,665 and commercial financing commitments of $1,814.  As of December 31, 2003, NetBank had commitments to fund mortgage loans of $967 million, open-end consumer lines of credit of $73,702, undisbursed mortgage construction loans of $53,091, undisbursed commercial financing loans of $4,447 and commercial financing commitments of $2,379.

The following is a summary of NetBank’s loan and lease portfolio:

	September 30, 2004		December 31, 2003
	Amount	%	Amount	%
First mortgages	$1,147,750	53.8%	$1,186,922	65.8%
Second mortgages	157,222	7.4%	122,767	6.8%
Leases	390,871	18.3%	349,952	19.4%
Auto	341,879	16.0%	92,724	5.1%
Home equity lines	92,484	4.3%	50,816	2.8%
Consumer	3,999	0.2%	1,880	0.1%
Total	2,134,205	100.0%	1,805,061	100.0%
Less allowance for credit losses	(45,306)		(43,689)
Total	$2,088,899		$1,761,372

5.                                      NON-PERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

NetBank considers a loan or lease receivable to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan or lease agreement.  NetBank measures impairment of a loan or lease on a loan-by-loan or lease-by-lease basis.  Amounts of impaired loans that are not probable of collection are charged off immediately.  NetBank had $86,045 and $87,228 of impaired, non-accrual loan and lease receivables as of September 30, 2004 and December 31, 2003, respectively.  The purchased CMC lease portfolio represented $81,993 of the $86,045 total impaired, non-accrual loan and lease receivables as of September 30, 2004, and $82,995 of $87,228 as of December 31, 2003.

NetBank, FSB is involved in litigation with three insurance companies who are sureties on some of NetBank, FSB’s commercial lease portfolios.  NetBank, FSB has filed a claim for all principal and interest payments that are currently past due.  The total unpaid principal and accrued interest balance of $82.0 million is included in loan and lease receivables.  The Company maintains an allowance for losses against this portfolio of $21.2 million.  For the nine months ended September 30, 2004 and 2003, the Company did not accrue scheduled interest of $1.8 million and $4.1 million, respectively, and incurred $3.0 million and $0.7 million, respectively, in legal expenses related to this litigation.  Legal expenses are included in the professional fees line of the consolidated statements of operations.

The following is a summary of the allowance for credit losses:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Beginning balance	$46,033	$41,855	$43,689	$42,576
Provision for credit losses	469	2,537	3,982	4,299
Charge-offs:
Residential mortgages	(409)	(817)	(661)	(1,241)
Leases	(1,048)	(1,372)	(2,743)	(4,127)
Home equity lines	(100)	(56)	(419)	(489)
Consumer	(28)	(27)	(101)	(45)
Auto	(688)	—	(1,431)	—
Total charge-offs	(2,273)	(2,272)	(5,355)	(5,902)
Recoveries:
Residential mortgages	191	19	306	121
Leases	573	440	1,826	1,427
Home equity lines	8	89	124	147
Consumer	—	3	—	3
Auto	305	—	734	—
Total recoveries	1,077	551	2,990	1,698
Total charge-offs, net	(1,196)	(1,721)	(2,365)	(4,204)
Ending balance	$45,306	$42,671	$45,306	$42,671

Allowance for credit losses as a percent of average loans and leases	2.0%	3.1%	2.2%	3.8%

The following tables detail NetBank’s loan and lease receivables, the associated allowance for credit losses and non-performing assets:

As of September 30, 2004	Gross UPB	Allocated Allowance	Non- performing
Loans and leases receivable
First mortgages	$1,147,750	$3,631	$2,394
Second mortgages	157,222	4,646	226
Leases	308,878	12,713	1,006
Auto	341,879	2,025	412
Home equity lines	92,484	953	14
Consumer	3,999	108	—
Loan and lease receivables	2,052,212	24,076	4,052
CMC leases	81,993	21,230	81,993
Loan and lease receivables	$2,134,205	$45,306	$86,045

As of December 31, 2003	Gross UPB	Allocated Allowance	Non- performing
Loans and leases receivable
First mortgages	$1,186,922	$3,935	$1,843
Second mortgages	122,767	6,152	593
Leases	266,957	10,427	1,430
Auto	92,724	1,054	27
Home equity lines	50,816	829	339
Consumer	1,880	62	1
Loan and lease receivables	1,722,066	22,459	4,233
CMC leases	82,995	21,230	82,995
Total loan and lease receivables	$1,805,061	$43,689	$87,228

As more fully described in Note 3 in NetBank’s Form 10-K for the year ended December 31, 2003, its loans held for sale are carried at the lower of aggregate cost or market (“LOCOM”).  The company establishes a reserve until the loans can be sold, which is typically about 30 to 90 days after origination or purchase.  The majority of NetBank’s non-performing loans held for sale consist of loans which the Company has been required to repurchase.  Once a loan has been repurchased, it is generally resold in a “scratch-and-dent” sale.

	As of September 30, 2004
Loans held for sale	Gross UPB	Reserve	Non- performing
Conforming mortgages	$963,593	$5,118	$27,302
Non-conforming mortgages	272,484	5,071	16,587
Construction	59,065	140	—
Commercial mortgages	7,243	919	—
Total	$1,302,385	$11,248	$43,889

	As of December 31, 2003
Loans held for sale	Gross UPB	Reserve	Non- performing
Conforming mortgages	$1,477,616	$9,602	$25,422
Non-conforming mortgages	435,188	7,821	20,566
Construction	44,377	63	421
Commercial mortgages	12,912	1,494	—
Total	$1,970,093	$18,980	$46,409

6.                                      FAIR VALUE AND IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

As described in note 3 of NetBank’s Annual Report filed on Form 10-K for the year ended December 31, 2003, the Company accounts for all mortgage servicing rights per the guidance in SFAS No. 140.  For purposes of evaluating NetBank’s mortgage servicing rights portfolio for impairment, the Company disaggregates its servicing portfolio into two primary groupings: available for sale and held for sale.

The segment of the portfolio designated as available for sale is composed of servicing rights that were retained out of production pursuant to individual portfolio retention decisions or purchased in bulk transactions.  The available for sale portfolio is disaggregated for purposes of measuring potential impairments according to defined risk tranches.  The Company has defined these risk tranches based upon interest rate band and product type.  With respect to each such risk tranche, the fair value thereof, which is based upon an internal analysis that considers current market conditions, prevailing interest rates, prepayment speeds, default rates and other relevant factors, is compared to amortized carrying values of the mortgage servicing rights for purposes of measuring potential impairment.

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

The following amounts related to NetBank’s mortgage servicing rights portfolio as of September 30, 2004 and December 31, 2003:

	Available for sale		Held for sale
	2004	2003	2004	2003
UPB	$13,071,921	$12,293,325	$275,756	$250,338
Carrying Value	$168,991	$162,030	$3,002	$3,184
Carrying Value / UPB	1.29%	1.32%	1.09%	1.27%
Fair value	$169,260	$162,656	$3,002	$3,184
Fair Carrying Value / UPB	1.29%	1.32%	1.09%	1.27%
Weighted average note rate	5.95%	6.09%	6.30%	5.82%
Weighted average service fee	0.33%	0.33%	0.34%	0.32%
Net Basis as multiple	3.98	3.99	3.18	3.91

The following table summarizes changes in the impairment reserve for NetBank’s available for sale mortgage servicing rights:

	2004	2003
Balance as of January 1	$58,253	$14,429
Servicing valuation impairment	10,387	38,434
Balance as of September 30	$68,640	$52,863

7.                                      DEPOSITS

The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by the Company:

	As of September 30, 2004			As of December 31, 2003
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$324,414	11.8%	N/A	$198,884	7.8%	N/A
Interest bearing:
Checking accounts	245,952	9.0%	1.1%	228,178	9.0%	1.4%
Money market	1,218,326	44.4%	1.7%	1,363,294	53.7%	1.9%
Certificate of deposit under $100	848,018	30.9%	2.8%	632,602	24.9%	2.8%
Certificate of deposit over $100	107,999	3.9%	2.8%	116,469	4.6%	2.8%
Total deposits	$2,744,709	100.0%		$2,539,427	100.0%

Accrued interest as of September 30, 2004 related to checking, money market and certificates of deposit accounts was $77, $659 and $5,209, respectively.  Accrued interest as of December 31, 2003, related to checking, money market, and certificates of deposit accounts was $81, $801 and $5,686, respectively.  At September 30, 2004, and December 31, 2003, $677 and $664 of overdrawn deposits were classified as loans, respectively.

8.                                      BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of September 30, 2004 follows:

Type of Borrowing	Year of maturity	Range of stated interest rates	Principal amount outstanding
$0.5 million line of credit	2004	Prime *	$32
$25 million line of credit	2004	Fed Funds *	—
$350 million warehouse line of credit	2004	2.69%, 3.19%*	40,958
$300 million master repurchase facility	2004	2.93% to 3.18%*	—
$625 million FHLB warehouse line **	2005	DRC + 0.50%*	—
$200 million master repurchase facility	2004	3.09% to 3.21%	—
FHLB advances	2004	DRC, 4.45%*	50,000
FHLB advances	2005	1.73% to 7.41%	266,000
FHLB advances	2006	2.04% to 5.63%	110,000
FHLB advances	2007	2.57%	40,000
Notes Payable	2007	5.95%	221
FHLB advances	2008	1.90% to 1.92%	100,000
Notes Payble	2008	5.95%	1,137
FHLB advances	2009	1.80% to 4.64%	215,000
FHLB advances	2014	1.79% to 2.93%	185,000
Subordinated Debt	2032	LIBOR + 3.35%*	4,382
Subordinated Debt	2033	LIBOR + 3.25%*	4,382
Subordinated Debt	2034	LIBOR + 2.85%*	3,093
Repurchase agreement	2004	1.74%	56,946
Total Debt			$1,077,151

*Indicates a variable rate.

** Line of credit can extended up to 40% of NetBank, FSB’s assets

Ten of the Federal Home Loan Bank (“FHLB”) advances totaling $376,000 are fixed rate. The remaining advances totaling $590,000 are also fixed, however, they may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR.  The FHLB warehouse line is a $625,000 adjustable line of credit with a floating rate based on the daily rate credit (“DRC”) plus 50 basis points used to fund mortgages originated by Market Street and NetBank Funding.  An additional warehouse line based upon 40% of assets of the savings bank has a floating rate based on the DRC.  All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans.  At September 30, 2004, NetBank had pledged $205,404 of investment securities and $1.1 billion of mortgage loans to the FHLB as collateral for various FHLB advances.  During the third quarter of 2004, the savings bank entered into a repurchase agreement.  At September 30, 2004, $55,609 of investment securities were pledged as collateral for the related borrowings.

In July 2003, all the convertible subordinated notes were called at par, and the remaining unamortized discount of $145 was written off.

NetBank’s subordinated debt is supported by trust preferred securities, which were issued in private pooled transactions through off-balance sheet trusts: NBI Trust I, II and III. The subordinated debt, and the associated trust preferred securities carry a variable rate and were initially priced at LIBOR plus 2.85% to 3.35% with a cap of 12.5% through January 2008.  Interest payments and the resetting of the rates both occur on a quarterly basis.  The debt is scheduled to mature from December 2032 through December 2034 and cannot be redeemed by the trust for a minimum of five years after issuance.

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line) and the master repurchase facilities are secured by mortgage loans and are subject to restrictive covenants.  The covenants include certain minimum net worth requirements, minimum tangible net worth requirements, minimum financial ratios, capital requirements, maintenance of servicer eligibility for various government agencies, a minimum balance in the mortgage servicing rights portfolio and certain minimum liquidity requirements, which are all defined in the terms of the related debt agreements.  In addition, the covenants restrict the types of business activities in which the Company may engage.  NetBank was in compliance with all debt covenants in place as of September 30, 2004.  Although management anticipates complying with all current debt covenants, there can be no assurance that NetBank or its individual subsidiaries will be able to comply with all debt covenants in the future.  Failure to comply could result in the loss of the related financing.  Short-term debt outstanding to third parties reached the highest month end level for the quarter on July 31, 2004 with a daily short-term balance of $2.2 billion.

9.                                      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three and nine months ended September 30, 2004 and 2003.  The effect of the retired convertible debt securities was not included in the 2003 periods because the assumed conversion of such securities was anti-dilutive.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Nine months ended September 30, 2004
Basic EPS	$21,876	46,962	$0.47
Effect of dilutive securities - options to purchase common shares	—	469	(0.01)
Diluted EPS	$21,876	47,431	$0.46

Nine months ended September 30, 2003
Basic EPS	$40,504	48,039	$0.84
Effect of dilutive securities - options to purchase common shares	—	622	(0.01)
Diluted EPS	$40,504	48,661	$0.83

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended September 30, 2004
Basic EPS	$4,015	46,846	$0.09
Effect of dilutive securities - options to purchase common shares	—	310	—
Diluted EPS	$4,015	47,156	$0.09

Three months ended September 30, 2003
Basic EPS	$15,589	47,829	$0.33
Effect of dilutive securities - options to purchase common shares	—	761	(0.01)
Diluted EPS	$15,589	48,590	$0.32

10.                               BUSINESS SEGMENTS

During 2004, NetBank realigned its operating segments as described in the following paragraph.  Prior period amounts have been restated in conformity with the current period presentation.

NetBank’s principal activities include retail banking, financial intermediary and transaction processing.  The retail banking segment primarily consists of offering consumer banking products such as checking, money market, and certificates of deposit.  Its investments primarily consist of 1-4 family mortgage loans originated by the financial intermediary segment, small business financing loans and leases originated by its NetBank Business Financing division, auto loans originated by its dealer financial services division, purchased securities for investment, mortgage servicing assets and various other purchased or retained loan products.  The financial intermediary segment originates mortgage loans directly with borrowers and through brokers and purchases mortgage loans from correspondents.  The financial intermediary segment packages or pools such loans either inclusive or exclusive of servicing rights for retention by the retail banking segment or sale into the secondary market.  The transaction processing segment provides ATM and merchant processing services; subservices loans for the retail bank segment, financial intermediary segment and for third-party customers; and sells various insurance products using an Internet-based platform.

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

	For the three months ended September 30, 2004
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$33,639	$29,420	$12	$421	$63,492
Intersegment interest income	11,597	549	—	(12,146)	—
Total interest income	45,236	29,969	12	(11,725)	63,492
Interest expense	22,685	2,476	20	194	25,375
Intersegment interest expense	138	11,814	—	(11,952)	—
Total interest expense	22,823	14,290	20	(11,758)	25,375
Net interest income	22,413	15,679	(8)	33	38,117
Provision for credit losses	466	3	—	—	469
Intersegment - servicing and processing fees	—	1,145	3,721	(4,866)	—
Non-interest income	25,114	28,701	4,616	(512)	57,919
Non-interest expense	42,301	38,222	7,300	1,243	89,066
Intersegment - servicing and processing expenses	2,560	2,306	—	(4,866)	—
Pre-tax income (loss)	2,200	4,994	1,029	(1,722)	6,501
Income tax (expense) benefit	(841)	(1,913)	(385)	653	(2,486)
Net income (loss)	$1,359	$3,081	$644	$(1,069)	$4,015

Total assets	$4,148,062	$1,494,300	$36,436	$(1,190,527)	$4,488,271

	For the three months ended September 30, 2003
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$22,481	$36,402	$—	$36	$58,919
Intersegment interest income	13,287	53	—	(13,340)	—
Total interest income	35,768	36,455	—	(13,304)	58,919
Interest expense	19,345	2,331	—	283	21,959
Intersegment interest expense	92	13,049	—	(13,141)	—
Total interest expense	19,437	15,380	—	(12,858)	21,959
Net interest income	16,331	21,075	—	(446)	36,960
Provision for credit losses	2,542	(5)	—	—	2,537
Intersegment - servicing and processing fees	—	—	3,329	(3,329)	—
Non-interest income	17,808	79,592	1,614	(2,366)	96,648
Non-interest expense	54,627	43,336	6,101	2,214	106,278
Intersegment - servicing and processing expenses	2,909	420	—	(3,329)	—
Pre-tax income (loss)	(25,939)	56,916	(1,158)	(5,026)	24,793
Income tax (expense) benefit	16,082	(35,288)	718	9,284	(9,204)
Net income (loss)	$(9,857)	$21,628	$(440)	$4,258	$15,589

	For the nine months ended September 30, 2004
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$88,280	$84,003	$30	$2,041	$174,354
Intersegment interest income	31,914	662	—	(32,576)	—
Total interest income	120,194	84,665	30	(30,535)	174,354
Interest expense	60,822	6,622	65	480	67,989
Intersegment interest expense	381	31,822	—	(32,203)	—
Total interest expense	61,203	38,444	65	(31,723)	67,989
Net interest income	58,991	46,221	(35)	1,188	106,365
Provision for credit losses	3,938	44	—	—	3,982
Intersegment - servicing and processing fees	—	1,145	10,775	(11,920)	—
Non-interest income	56,350	98,989	12,992	(3,101)	165,230
Non-interest expense	92,432	113,118	22,968	4,119	232,637
Intersegment - servicing and processing expenses	7,435	4,485	—	(11,920)	—
Pre-tax income (loss)	11,536	28,708	764	(6,032)	34,976
Income tax (expense) benefit	(4,321)	(11,015)	(23)	2,259	(13,100)
Net income (loss)	$7,215	$17,693	$741	$(3,773)	$21,876

	For the nine months ended September 30, 2003
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$61,472	$92,729	$—	$61	$154,262
Intersegment interest income	33,110	135	—	(33,245)	—
Total interest income	94,582	92,864	—	(33,184)	154,262
Interest expense	57,980	5,937	—	1,174	65,091
Intersegment interest expense	977	32,330	—	(33,307)	—
Total interest expense	58,957	38,267	—	(32,133)	65,091
Net interest income	35,625	54,597	—	(1,051)	89,171
Provision for credit losses	4,263	36	—	—	4,299
Intersegment - servicing and processing fees	—	—	8,685	(8,685)	—
Non-interest income	52,451	194,092	4,379	(4,576)	246,346
Non-interest expense	128,735	116,276	16,867	5,141	267,019
Intersegment - servicing and processing expenses	7,513	1,172	—	(8,685)	—
Pre-tax income (loss)	(52,435)	131,205	(3,803)	(10,768)	64,199
Income tax (expense) benefit	32,510	(81,347)	2,358	22,784	(23,695)
Net income	$(19,925)	$49,858	$(1,445)	$12,016	$40,504

11.                               COMMITMENTS AND GUARANTEES

The Company has issued mortgage-backed securities under programs sponsored by Ginnie Mae, Freddie Mac and Fannie Mae.  In connection with servicing mortgage-backed securities guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae, the Company advances certain principal and interest payments to security holders prior to their collection from specific mortgagors.  Additionally, the Company must remit certain payments of property taxes and insurance premiums in advance of collecting them from specific mortgagors and make certain payments of attorney’s fees and other costs related to loans in foreclosure.  These amounts are included in servicing advances under the caption due from servicers and investors in the accompanying consolidated balance sheets.  Likewise, during the month that a mortgagor prepays in full his/her mortgage, the Company must accept an interest payment from the borrower that is pro-rated to the date of prepayment and pass through a full month of interest to the security holder.  The Company includes its projection of the cost of such advances and lost interest on mortgages that prepay, and the expense of unreimbursed attorney and other costs associated with foreclosure in its valuation of the servicing assets.

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights.  Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or servicing rights for losses if there has been a breach of representations or warranties.  Repurchased loans are carried at the lower of cost or net realizable value.  There were $53.2 million and $51.9 million of repurchased loans included in mortgage loans held for sale at September 30, 2004 and December 31, 2003, respectively.  The Company had $10.3 million and $16.8 million of reserves, recorded in loans held for sale, resulting from the estimation of the net realizable value associated with repurchased loans as of September 30, 2004 and December 31, 2003, respectively.  Additionally, the Company had $22.3 million and $17.9 million of reserves for estimated losses on future repurchases as of September 30, 2004 and December 31, 2003, respectively.

NetBank is unable to determine its maximum exposure under its representations and warranties.  The maximum exposure under NetBank’s representations and warranties would be the outstanding principal balance and any premium paid on all loans or mortgage servicing rights ever sold by the Company less any loans sold servicing released or any loans underlying mortgage servicing rights that have already prepaid or defaulted without a breach of representations and warranties.  For the nine months ended September 30, 2004 and 2003 the Company repurchased approximately $70.5 million and $32.1 million of unpaid principal balances, respectively.

NetBank is involved in certain legal proceedings, excluding the CMC litigation discussed in note 5, incidental to its business.  NetBank does not believe that the outcome of these proceedings will have a material adverse effect upon its financial condition, results of operations or cash flows.

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

General

NetBank, Inc. is a financial holding company that wholly owns the outstanding stock of NetBank, (“NetBank, FSB” or the “Bank”), a federal savings bank; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc., (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities.  NetBank, FSB owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, NetBank Payment Systems, Inc. (“NPS”), a leading provider of ATM services for retail and other non-bank businesses and Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider. The entire consolidated company is referred to herein as “NetBank” or “the Company”.

During the third quarter of 2004, Resource Bancshares Mortgage Group, Inc. and Republic Leasing Company, Inc., both of which had been subsidiaries of NetBank, FSB, were legally consolidated into NetBank, FSB and ceased to exist as separate corporations.  Republic Leasing now operates as the NetBank Business Finance division of NetBank, FSB.  In addition, on October 1, 2004, RBMG, Inc. was legally consolidated into NetBank, FSB and ceased to exist as a separate corporation.  RBMG, Inc. now operates as the NetBank Funding division of NetBank, FSB.

The results of operations of all acquisitions are included in the consolidated results of operations from their respective dates of acquisition.  All dollar figures are presented in thousands (000s), except per share data, unless otherwise noted.  Net income per share is presented on a dilutive basis.

Executive Summary.

Net income for the three months ended September 30, 2004 was $4,015 or $0.09 per share compared to $15,589 or $0.32 per share for the same period of 2003.  The decline in earnings was primarily due to a decline of $32.7 million in the financial intermediary segment.  This sharp decline is related to the $1.3 billion or 26% decline in sales of mortgage loans period over period coupled with compressed margins due to increased competition, especially in the correspondent channel.

The financial intermediary segment’s drop in earnings was offset, in part, by a $17.7 million increase in the retail banking segment.  This increase was driven primarily by improved net servicing results of $13.1 million pre-tax, higher net interest income at the Bank of $6.1 million, gain on sale of loans of $2 million, and an improvement in net gain on sale of securities and prepaid debt of $6.6 million.  Net servicing results improved as a result of lower actual and projected prepayments in the third quarter of 2004 compared with the third quarter 2003.  The retail bank’s net interest margin improved by 27 basis points period over period primarily due to the retention of higher yielding assets, such as internally originated auto loans, coupled with a reduction in its cost of funds.  The Bank lowered its cost of funds by prepaying higher fixed-rate FHLB advances during 2003 and replacing single relationship CD customers with transactional accounts and short-term borrowings.  NetBank believes transactional- or multi- account customers will provide a more stable lower cost of funds over the long-term.  The improvement in the net gain on sale of securities and prepaid debt relates to 1) a net loss during the three months ended September 30, 2003 of $4.3 million related to prepayment fees incurred in the payoff of certain higher cost term FHLB borrowings and 2) gains realized on the sale of certain mortgage-backed securities that were being used as an on-balance sheet, economic hedge of a portion of the interest rate risk inherent in the servicing assets.  During the third quarter NetBank acquired the principal operating assets of Beacon Credit Services, LLC, a privately held provider of RV, boat and aircraft financing.  Through Beacon, NetBank will originate RV, boat and aircraft loans for sale into the secondary markets.

The transaction processing segment’s net income improved by $1.4 million comparing the third quarter of 2004 to the same period in 2003.  This improvement relates to the acquisition of NetBank Payment Systems late in 2003 and improved expense control in the servicing operation.

Financial Condition

General.  NetBank’s assets totaled $4.5 billion at September 30, 2004, a decrease of $247 million or 5% from December 31, 2003.  This decrease is primarily the result of a $660 million decline in loans held for sale, a $142 million decline in investment securities available for sale and a $90 million decline in receivables from unsettled trades.  These declines were offset, in part, by increases of $328 million in loans and leases receivable, $196 million in cash and cash equivalents and $77 million in due from servicers and investors.  The $660 million decline in loans held for sale was primarily due to the financial intermediary segment producing $10.5 billion of mortgage loans compared to selling $10.2 billion to third-parties and retaining $781 million at the retail bank.  Investment securities declined during the period as a result of purchasing only $315 million new securities to offset sales of $363 million, calls of $60 million and approximately $35 million in payments and amortization.  The $90 million decline in receivables from unsettled trades is due to NetBank not having any unsettled trades at September 30, 2004.  The $328 million increase in loans and leases receivable is primarily due to the retention of approximately $781 million in mortgage loans, $306 million of auto loans and $129 million of leases, offset, in part, by the sale of $350 million in mortgage loans and payments and amortization of approximately $538 million. The $196 million increase in cash and cash equivalents is due primarily to receiving approximately $60 million for the settlement of loan sales on the last day of the period coupled with a change in the funding / borrowing methodology.  Beginning in early 2004, NetBank began placing a percentage of the estimated next day loan funding amount in overnight accounts to facilitate the movement of funds on the next day.  Due from servicers and investors increased primarily from establishment of new receivables associated with sales of mortgage loans on or near the last day of the period.

Investment Securities.  For the nine months ended September 30, 2004, the investment security portfolio decreased by $142 million. The securities portfolio decreased due to the sale of $363 million, calls of $60 million and approximately $35 million in payments and amortization. These decreases were offset, in part, by the purchase of $315 million of new securities, primarily mortgage backed securities and U.S. government securities.

The following tables set forth certain information relating to the Company’s available for sale securities:

As of September 30, 2004	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$73,141	$—	$300	$72,841
Collateralized mortgage obligations	33,648	76	410	33,314
U.S. government agencies	160,683	2,089	—	162,772
Corporate bonds	39,144	727	96	39,775
Habitat bonds and other	3,706	194	—	3,900
Total	$310,322	$3,086	$806	$312,602

As of December 31, 2003	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Mortgage pool securities	$191,492	$1,243	$114	$192,621
Collateralized mortgage obligations	1,356	108	—	1,464
U.S. government agencies	224,435	2,743	—	227,178
Corporate bonds	29,094	411	187	29,318
Habitat bonds and other	3,595	172	—	3,767
Total	$449,972	$4,677	$301	$454,348

Loans and Leases Receivable.  For the nine months ended September 30, 2004, the loans and leases receivable portfolio increased $328 million, a 19% increase.  The Company achieved this growth by selectively retaining $781 million in mortgage and home equity loans originated through its mortgage subsidiaries, $306 million of auto loans originated through its indirect auto lending unit and $129 million of business financing leases originated through its NetBank Business Financing division.  The retention of these internally originated assets was offset, in part, by the sale of $350 million of mortgage loans and approximately $537 million of principal reductions and prepayments.  As of September 30, 2004, third-party purchased loans and leases, excluding the CMC lease portfolio, represented approximately 11% of the loan and lease receivable portfolio.

Asset Quality and Non-performing Assets. The Company periodically reviews the performance of its loans and leases receivable portfolio by reviewing charge-offs, delinquency statistics, and various other industry statistics.  Large non-homogeneous credits are reviewed on a loan-by-loan or lease-by-lease basis, whereas relatively small credits with similar risk characteristics are reviewed on a pool-by-pool basis.  If a decline in credit quality for a specific pool or individual loan or lease is noted, the Company records additional allowance through a charge to the provision for credit losses.  The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loans and leases receivable portfolio.  The Company determines the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors.  NetBank’s non-performing loans and leases receivable as a percentage of gross unpaid principal balance (UPB) improved from 4.8% at December 31, 2003, to 4.0% at September 30, 2004, as the level of non-performing assets held fairly constant relative to an increase of $329 million or 18% in gross UPB.

The following tables detail NetBank’s held for investment loan and lease portfolio, the associated allowance for credit losses and non-performing assets:

	September 30, 2004
	Gross UPB	Allocated Allowance	Non- performing	Allowance / NPA	NPA / Gross UPB
Loans and leases receivable
First mortgages	$1,147,750	$3,631	$2,394	151.7%	0.2%
Second mortgages	157,222	4,646	226	2055.8%	0.1%
Leases	308,878	12,713	1,006	1263.7%	0.3%
Auto	341,879	2,025	412	491.5%	0.1%
Home equity lines	92,484	953	14	6807.1%	0.0%
Consumer	3,999	108	—	—	—
Loan and lease receivables	2,052,212	24,076	4,052	594.2%	0.2%
CMC leases	81,993	21,230	81,993	25.9%	100.0%
Loan and lease receivables	$2,134,205	$45,306	$86,045	52.7%	4.0%

	December 31, 2003
	Gross UPB	Allocated Allowance	Non- performing	Allowance / NPA	NPA / Gross UPB
Loans and leases receivable
First mortgages	$1,186,922	$3,935	$1,843	213.5%	0.2%
Second mortgages	122,767	6,152	593	1037.4%	0.5%
Leases	266,957	10,427	1,430	729.2%	0.5%
Auto	92,724	1,054	27	3903.7%	0.0%
Home equity lines	50,816	829	339	244.5%	0.7%
Consumer	1,880	62	1	6200.0%	0.1%
Loan and lease receivables	1,722,066	22,459	4,233	530.6%	0.2%
CMC leases	82,995	21,230	82,995	25.6%	100.0%
Total loan and lease receivables	$1,805,061	$43,689	$87,228	50.1%	4.8%

As more fully described in note 3 in NetBank’s Form 10-K for the year ended December 31, 2003, its loans held for sale are carried at the lower of aggregate cost or market (“LOCOM”).  The company establishes a reserve until the loans can be sold, which is typically about 30 to 90 days after origination or purchase.  The majority of NetBank’s non-performing loans held for sale consist of loans which the Company has been required to repurchase.  Once a loan has been repurchased, it is generally resold in a “scratch-and-dent” sale.

	As of September 30, 2004				NPA /
Loans held for sale	Gross UPB	Reserve	Non- performing	reserve / NPA	Gross UPB
Conforming mortgages	$963,593	$5,118	$27,302	18.7%	2.8%
Non-conforming mortgages	272,484	5,071	16,587	30.6%	6.1%
Construction	59,065	140	—	n/a	n/a
Commercial mortgages	7,243	919	—	n/a	n/a
Total	$1,302,385	$11,248	$43,889	25.6%	3.4%

	As of December 31, 2003				NPA /
Loans held for sale	Gross UPB	Reserve	Non- performing	reserve / NPA	Gross UPB
Conforming mortgages	$1,477,616	$9,602	$25,422	37.8%	1.7%
Non-conforming mortgages	435,188	7,821	20,566	38.0%	4.7%
Construction	44,377	63	421	15.0%	0.9%
Commercial mortgages	12,912	1,494	—	n/a	n/a
Total	$1,970,093	$18,980	$46,409	40.9%	2.4%

Mortgage Servicing Rights.  NetBank has adopted a long-term strategy of retaining primarily all its conventional originated mortgage servicing rights.  However, due to market conditions during the second and third quarters of 2004, the Company chose to sell approximately 60% of loans servicing released.  The Company capitalized $50.1 million in mortgage servicing rights, $3.7 billion of unpaid principal balance, during the nine months ended September 30, 2004 compared to capitalizing $169.8 million, $10.1 billion of unpaid principal balance, for the nine months ended September 30, 2003.  For the nine months ended September 30, 2004, the net carrying value of NetBank’s MSRs increased $6.8 million or 4%.  The $6.8 million increase in value was primarily driven by the capitalization of $50.1 million of retained servicing offset, in part, by $28.4 million of amortization, $4.4 million of sales and recognition of a lower of cost or market adjustment of approximately $10.5 million.

Derivatives. The fair value of derivatives hedging the servicing rights portfolio and qualifying for special hedge accounting, increased in value by $3,728 during the nine months ended September 30, 2004.  The fair value of the derivatives hedging the servicing rights portfolio, for which NetBank does not elect special hedge accounting, primarily TBA mortgage backed securities, increased in value by $2,914 during the period.  As discussed in the preceding section, the increases in value of the Company’s servicing hedges were offset, in part, by a decline in value in the portfolio of mortgage servicing rights.

Goodwill and intangible assets.  During the three months ended September 30, 2004, NetBank tested its goodwill and intangible assets for any potential impairment as required by SFAS No. 142.  The testing indicated that no impairment existed as of September 30, 2004.

Liabilities.  Total liabilities declined $254 million during the nine months ended September 30, 2004.  The decrease was primarily related to a $356 million decrease in other borrowed funds and a $132 million decline in unsettled trades.  These decreases were partially offset by a $205 million or 8% increase in deposits.  The decline in other borrowed funds relates to the decline in loans held for sale and investment securities available for sale.

Deposits.  Deposits were $2.7 billion at September 30, 2004, an 8% increase compared to $2.5 billion at December 31, 2003.  As of September 30, 2004, deposits represented 72% of total interest-bearing liabilities (including deposits, other borrowed funds and subordinated debt) outstanding.  FHLB advances, warehouse lines of credit, repurchase agreements and subordinated debt represented 28%.  During the nine months ended September 30, 2004, NetBank was able to achieve a lower cost of funds on deposits by replacing high rate single relationship accounts, generally CDs or money market accounts, with lower rate multiple relationship customers that are not as rate sensitive. NetBank will continue working to deepen its relationships with new and existing customers.  The following table summarizes NetBank’s deposits:

	As of September 30, 2004			As of December 31, 2003
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$324,414	11.8%	N/A	$198,884	7.8%	N/A
Interest bearing:
Checking accounts	245,952	9.0%	1.1%	228,178	9.0%	1.4%
Money market	1,218,326	44.4%	1.7%	1,363,294	53.7%	1.9%
Certificate of deposit under $100	848,018	30.9%	2.8%	632,602	24.9%	2.8%
Certificate of deposit over $100	107,999	3.9%	2.8%	116,469	4.6%	2.8%
Total deposits	$2,744,709	100.0%		$2,539,427	100.0%

Shareholders’ Equity.  Total shareholders’ equity increased $7,007 for the nine months ended September 30, 2004.  The increase is primarily due to an $18,816 increase in retained earnings resulting from $21,876 of net income, offset by $2,818 of dividends.  The increase in retained earnings was offset by a decrease of $1,322 in accumulated other comprehensive income (OCI), and an increase in treasury stock of $10,257 due to the repurchase of 1,232,736 shares of common stock at a weighted average cost of $11.55 per share offset, in part, by the reissuance of 394,886 shares for its acquisition of certain assets of Beacon Credit Services, sales under the employee stock purchase plan, and the exercise of employee stock options.  NetBank will continue to repurchase shares periodically in the public market or through private transactions.  In April 2004 the Board of Directors increased the number of shares available for repurchase by one million.  Including this increase, there are approximately 887 thousand shares remaining available for repurchase under current Board authority.

Results of Operations – Three months ended September 30, 2004 compared to the three months ended September 30, 2003

General.  Net income for the three months ended September 30, 2004 was $4,015 or $0.09 per share, compared to net income of $15,589 or $0.32 per share, for the same period in 2003.  The favorable interest rate environment in the third quarter of 2003 aiding in posting strong revenues the financial intermediary segment.  In contrast, generally higher and more volatile interest rates during the third quarter of 2004 adversely impacted the results reported from the financial intermediary segment.  Mortgage production dropped from $5.7 billion to $3.3 billion, while sales of mortgages dropped from $4.9 billion to $3.6 billion comparing the third quarter of 2003 to 2004, respectively.  NetBank also experienced pressure on its margins in the financial intermediary segment from increasing competition, especially in the correspondent channel.  The financial intermediary segment’s net income was down by $32.7 million as a result.   This was offset, in part, by improved results in the retail bank segment which posted income of $1,359 during the third quarter of 2004 compared with a loss of $16,310 for the third quarter of 2003.

Interest Income.  NetBank’s interest income for the three months ended September 30, 2004 was $63,492 compared to $58,919 for the same period in 2003.  As detailed in the following rate volume variance table, the average balance of loans held for sale declined by $529,827. The average balance of investment securities available for sale and loans and leases receivable increased by $188,667 and $887,226, respectively.  This repositioning resulted in a positive volume variance of $5,463 due to the increase in average interest-earning assets.  This was partially offset by a $890 negative variance due to lower yields.  The increase in loans and leases receivable is principally the result of the bank retaining primarily adjustable rate mortgages originated by the financial intermediary segment.  During the current quarter NetBank retained $138 million of internally originated mortgage loans, approximately $95.3 million of internally originated auto loans and $46.9 million of originated business finance loans and leases.  As discussed in note 5 of the consolidated financial statements included within this report, the Company has not accrued and did not receive approximately $423 and $1,163 of interest related to the CMC lease portfolio during the three months ended September 30, 2004 and 2003, respectively.  See note 5 and Part II. Item 1. Legal Proceedings within this report for a more in depth discussion of the CMC lease portfolio and associated litigation.

Interest Expense. Total interest expense for the three months ended September 30, 2004 was $25,375 compared to $21,959 for the same period of 2003.  The $3,416 increase is due to an increase of $721,193 in average interest-bearing liabilities, offset, in part, by the impact of a 8 basis-point reduction in the average cost of funds.  For the three months ended September 30, 2004 there was $11,862 of interest expense on deposits (including checking, money market and certificates of deposits) as compared to $12,293 for the three months ended September 30, 2003.  The $431 net decrease in interest expense on deposits was the result of a 27 basis-point decline in the average rate paid on deposits resulting in a positive $1,553 rate variance, offset in part by a volume variance of $1,122 due to an increase in average interest-bearing deposit balances of $204,994.  For the three months ended September 30, 2004 interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $13,513 compared to $9,666 for the same period of 2003.  The $3,847 increase in interest expense related to other borrowed funds is the result of an increase of $516,199 in the average outstanding balance, offset, in part, by a 11 basis-point decline in the average cost of funds.  The 11 basis-point reduction in the average cost of other borrowed funds is primarily due to higher fixed-rate term FHLB advances being prepaid during the second half of 2003.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income was $38,117, or 3.16% of average interest-earning assets for the three months ended September 30, 2004, compared to $36,960, or 3.49%, of average interest-earning assets for the three months ended September 30, 2003.

The following table details the relative interest rates and average balances of NetBank’s interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2004, and 2003:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2004	2003	2004	2003		2004	2003	Variance	Rate	Volume (3)
				Interest-earning assets:
$75,108	$25,251	1.67%	0.92%	Short-term investments	$314	$58	$256	$48	$208
583,017	394,350	3.91%	3.76%	Investment securities (1)	5,697	3,702	1,995	151	1,844
1,920,128	2,449,955	5.98%	6.08%	Loans held for sale (2)	28,721	37,235	(8,514)	(589)	(7,925)
2,251,019	1,363,793	5.11%	5.26%	Loans and leases receivable (2)	28,760	17,924	10,836	(500)	11,336
4,829,272	4,233,349	5.26%	5.57%	Total interest-earning assets	63,492	58,919	4,573	(890)	5,463

				Interest-bearing liabilities:
236,228	191,016	1.20%	1.50%	Checking accounts	710	715	(5)	(141)	136
1,254,827	1,213,121	1.65%	1.98%	Money market	5,183	6,018	(835)	(1,007)	172
865,435	747,359	2.76%	2.98%	Certificates of deposit	5,969	5,560	409	(405)	814
1,270,014	1,114,973	2.07%	1.78%	Short-term debt	6,582	4,969	1,613	809	804
751,402	391,233	3.62%	4.51%	FHLB advances	6,799	4,414	2,385	(874)	3,259
11,857	8,764	4.45%	5.61%	Subordinated debt	132	123	9	(25)	34
—	2,104	0.00%	30.42%	Convertible subordinated debt	—	160	(160)	—	(160)
4,389,763	3,668,570	2.31%	2.39%	Total interest-bearing liabilities	25,375	21,959	3,416	(1,643)	5,059

—	—	2.95%	3.18%	Net interest margin	38,117	36,960	1,157	753	404
439,509	564,779	0.21%	0.31%	Interest free sources	—	—	—	—	—
$4,829,272	$4,233,349	3.16%	3.49%	Net interest income to interest-earning assets	$38,117	$36,960	$1,157	$753	$404

(1)          Based on amortized cost; changes in fair value are not considered.

(2)          No separate treatment has been made for non-accrual loans.

(3)          Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $469 for the three months ended September 30, 2004, compared to $2,537 for the same period of 2003.  The decrease in provision relates in part to the sale of $350 million of conforming ARMs during the quarter.  The remaining difference relates to fewer originated loans that were retained during the third quarter of 2004 compared with the same quarter in 2003.   During the three months ended September 30, 2004, NetBank retained its originated auto loans of $95 million, originated mortgage loans of $138 million and originated leases of $47 million.  During the three months ended September 30, 2003, NetBank retained originated auto loans of $39 million, originated mortgage loans of $544 million and originated leases of $36 million.  Reference is made to the asset quality and non-performing assets section in the financial condition section contained within this report for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income. Non-interest income declined $38,729 for the three months ended September 30, 2004 compared to the same period of 2003.  This decline was primarily driven by the $48,159 decline in gain on sales of loans due to the $1.3 billion or 26% decline in sales of mortgage loans.  The decline in sales was compounded by the decline in margins on sales due to increased competitive pressures.  Other income declined by $1,155 primarily due to lower hedge results due generally to increasing mortgage interest rates and interest rate volatility compared to the same period of 2003.  During the quarter ended September 30, 2004, certain derivatives positions, for which the Company did not elect special hedge accounting, resulted in gains of $2.9 million.  Likewise, the Company monetized a portion of its gain on selected mortgage backed securities giving rise to realized gains of $2.2 million.  During the same quarter in 2003, the Company had no gains on sales on securities or free-standing derivates.  The increase in service charges and fees was driven primarily by the addition of NPS in the transaction processing segment, higher servicing revenues related to an increase in loans serviced, and higher fees in the retail bank segment.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses.  Non-interest expense decreased $17,212, or 16%, for the three months ended September 30, 2004 compared to the same period of 2003.  The decline was primarily driven by a net decline of $6,665 in amortization and impairment of mortgage servicing rights due to the reduction in actual and projected prepayments, $6,665 reduced salaries and benefits expense of $5.3 million related primarily to reduced production volume in the financial intermediary segment, $4,316 reduced prepayment fees on the early extinguishment of debt related to the extinguishment of term FHLB borrowings in 2003, $2,711 reduction in professional fees related to a reduction in legal expenses associated with the CMC litigation and the settlement of certain claims involving Market Street Mortgage Corporation, and a reduction in prepaid lost interest on curtailments related to reduced actual prepayments on loans serviced in 2004 compared with 2003.  Amortization and impairment of mortgage servicing rights declined due lower projected prepayments resulting in a $9,228 decline in impairment off set, in part, by an increase of $2,563 in amortization due to the increase in UPB underlying the portfolio of mortgage servicing rights.  These decreases were offset, in part, by depreciation and amortization, occupancy and other expense categories that were generally higher as the Company’s operations expanded period-over-period with the additions of NetBank Dealer Financial Services, (“DFS”), NPS and NetInsurance.

Retail Bank Operations

The table below provides an overview of the results of operations for the retail bank segment:

	2004 3rd Qtr	2003 3rd Qtr	change
Net interest income	$22,499	$16,420	$6,079
Provision for credit losses	466	2,542	(2,076)
Net interest income after provision	22,033	13,878	8,155
Gain on sale of loans	2,011	30	1,981
Fees, charges and other income	3,307	2,742	565
Total revenues	27,351	16,650	10,701
Total expenses	17,232	14,960	2,272
Pre-tax income before net gains on securities, debt and net servicing results	10,119	1,690	8,429
Net gain on securities and prepaid debt	2,248	(4,316)	6,564
Net servicing results	(10,167)	(23,313)	13,146
Pre-tax income (loss)	$2,200	$(25,939)	$28,139

Average earning assets	$4,609,700	$3,914,352	$695,348

UPB underlying MSRs at the retail bank	$13,154,634	$11,088,788	$2,065,846

Operations to average earning assets
Net interest income	1.95%	1.68%	0.27%
Provision	0.04%	0.26%	(0.22)%
Net interest income after provision	1.91%	1.42%	0.49%
Fees, charges and other income	0.29%	0.28%	0.01%
Banking revenues	2.20%	1.70%	0.50%
Total expenses	1.50%	1.53%	(0.03)%
Pre-tax income before net gains on securities, debt and net servicing results	0.70%	0.17%	0.53%

Net servicing results to UPB underlying MSRs	(0.31)%	(0.84)%	0.53%

Pre-tax income improved by $28,139 to $2,200 for the three months ended September 30, 2004, compared with a pre-tax loss of $25,939 for the same period in 2003.

Improvements in net interest income of $6,079, improvements in net servicing results of $13,146, net gain on securities and prepayment of debt of $6,564, reduction in provision for credit losses of $2,076, and increases in fees, charges and other income of $565 resulted in the improvement period-over-period.  Net interest income improved primarily because of the retention over the past year of originated assets including mortgages, leases and auto loans.  Likewise, during 2003, the retail banking segment prepaid a large number of higher-priced term FHLB advances and, through pricing, moved the mix of deposits from higher cost certificates of deposit to lower cost money market and checking accounts.  These asset-liability strategies have improved net interest income by 0.27% to 1.95% for the three months ended September 30, 2004 compared with 1.68% for the same period in 2003.  Net servicing results improved as a result of lower actual and projected prepayments in the third quarter of 2004 compared with the third quarter 2003.  The reduction in the provision for credit losses relates to the sale of approximately $350 million ARM loans during the third quarter of 2004 coupled with a slowdown in mortgages, leases and auto loans retained during the third quarter of 2004 compared with the comparable quarter during 2003.  The improvement in fees, charges and other income relates to the increase in transactional accounts (i.e., checking and money market) period over period.

These improvements in earnings were offset, in part, by increases in operating expenses of $2,272.  The increase in operating expenses relates primarily to the growth in the Company’s auto lending operation.

Financial Intermediary

The following table highlights the financial intermediary segment production and sales activities:

	For the three months ended September 30,
Pre-tax results	2004	2003	change
Net interest income	$15,651	$21,060	$(5,409)
Gain on sales of loans	25,489	78,107	(52,618)
Other income	3,316	1,167	2,149
Net Beacon Credit Services results	(189)	—	(189)
Net MG Reinsurance results	557	299	258
Total revenues	44,824	100,633	(55,809)
Salary and employee benefits	23,531	29,835	(6,304)
Occupancy & Depreciation expense	7,155	6,384	771
Other expenses	9,144	7,498	1,646
Total expenses	39,830	43,717	(3,887)
Pre-tax income	$4,994	$56,916	$(51,922)

Production	$3,348,876	$5,681,523	$(2,332,647)
Sales	$3,777,305	$5,464,508	$(1,687,203)

Total revenues to sales	1.19%	1.84%	(0.65)%
Total expenses to production	1.19%	0.77%	0.42%
Pre-tax margin	0.00%	1.07%	(1.07)%

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes inter-segment sales to the retail bank segment.

The interest rate environment during the third quarter of 2003 was much more favorable to mortgage production than the environment during the comparable 2004 quarter.  In 2003, mortgage rates were hitting historic lows.  The loan pipelines of originators throughout the mortgage banking industry were filled, resulting in less pressure on margins.  During the latter part of 2003 and continuing through the third quarter of 2004, mortgage rates generally rose, and competitive pressures heated up as pipeline volumes decreased.  This margin pressure was especially true in the correspondent channel.  This resulted in a decrease in mortgage production of $2.3 billion and a decrease in sales of $1.7 billion.  The competitive pressures reduced revenue margins from 184 bps for the quarter ended September 30, 2003 to 119 bps for the comparable quarter in 2004.  As a result, revenues decreased $56 million.  Expenses decreased $3,887.  Expenses in bps of production increased from 77 bps to 119 bps from the quarter ended September 30, 2003 to the comparable quarter in 2004.  This was the result of less leverage of fixed expenses during the quarter ended September 30, 2004.

Transaction Processing Segment

The transaction processing segment provides ATM and merchant processing services; subservices loans for the retail bank segment, financial intermediary segment and for third party customers; and sells various insurance products using an Internet-based platform.

The following table highlights the results of operations for the transaction processing segment:

	For the three months ended September 30,
	2004	2003	change
Total revenue	$7,066	$4,943	$2,123
Total expenses	6,037	6,101	(64)
Pre-tax income (loss)	$1,029	$(1,158)	$2,187

The transaction processing segment reported an improvement in pre-tax operating results of $2.2 million.  The servicing factory showed improved results of $1,527 related primarily to improved expense control.  NetBank Payment Systems, acquired during the fourth quarter of 2003, added $722 thousand of pre-tax profit to the transaction processing segment’s results during the third quarter of 2004.

Results of Operations – Nine months ended September 30, 2004, compared to the nine months ended September 30, 2003

General.  Net income for the nine months ended September 30, 2004 was $21,876 or $0.46 per share, compared to net income of $40,504 or $0.83 per share, for the same period in 2003. NetBank’s management capitalized on the favorable interest rate environment during the first nine months of 2003 to post strong revenues from its financial intermediary segment.  In contrast, rising interest rates and interest rate volatility during the first nine months of 2004 adversely impacted the results reported from the financial intermediary segment.  Mortgage production dropped from $15.6 billion to $10.5 billion, while sales of mortgages dropped from $13.3 billion to $10.2 billion comparing the first nine months of 2003 to 2004, respectively.  NetBank also experienced pressure on its margins in the financial intermediary segment from increasing competition, especially in the correspondent channel.  The financial intermediary segment’s net income was down by $64,823 as a result.  This was offset, in part, by improved results in the retail bank segment which posted net income of $7,215 during the first nine months of 2004 compared with a net loss of $33,082 for the first nine months of 2003.

Interest Income.  NetBank’s interest income for the nine months ended September 30, 2004 was $174,354 compared to $154,262 for the same period in 2003.  As detailed in the following rate volume variance table, the average balance of loans held for sale declined by $173,710 and the average balance of loan and lease receivables increased by $957,028, resulting in a $27,649 positive variance due to the increase in average interest-earning assets, partially offset by a $7,557 negative variance due to lower yields.  The increase in loan and lease receivables is principally the result of the bank retaining primarily adjustable rate mortgages originated by the financial intermediary segment.  During the nine months ended September 30, 2004, NetBank retained $781 million of internally originated mortgage loans, approximately $306 million of internally originated auto loans and $129 million of originated business finance loans and leases.  As discussed in note 5 of the consolidated financial statements included within this report, the Company has not accrued and has not received approximately $1.8 million and $4.1 million of scheduled interest related to the CMC lease portfolio during the nine months ended September 30, 2004 and 2003, respectively.  See Part II. Item 1. Legal Proceedings within this report for a more in depth discussion of the CMC lease portfolio and associated litigation.

Interest Expense. Total interest expense for the nine months ended September 30, 2004 was $67,989 compared to $65,091 for the same period of 2003.  The $2,898 increase is due to an increase of $708,313 in average interest-bearing liabilities, offset, in part, by the impact of a 34 basis-point reduction in the average cost of funds.  For the nine months ended September 30, 2004 there was $34,364 of interest expense on deposits (including checking, money market and certificates of deposits) as compared to $37,273 for the nine months ended September 30, 2003.  The $2,909 net decrease in interest expense on deposits was the result of a 29 basis-point decline in the average rate paid on deposits, offset, in part, by an increase in the average interest-bearing deposit balances of $124,126.  For the nine months ended September 30, 2004, interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $33,625 compared to $27,818 for the same period of 2003.  The $5,807 increase in interest expense related to other borrowed funds is the result of an increase of $584,187 in the average outstanding balance, offset, in part, by a 56 basis-point decline in the average cost of funds.  The 56 basis-point reduction in the average cost of other borrowed funds is primarily due to higher fixed-rate term FHLB advances being prepaid during 2003.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income was $106,365, or 3.14% of average interest-earning assets for the nine months ended September 30, 2004, compared to $89,171, or 3.19% of average interest-earning assets for the nine months ended September 30, 2003.

The following table details the relative interest rates and average balances of NetBank’s interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2004, and 2003:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2004	2003	2004	2003		2004	2003	Variance	Rate	Volume (3)
				Interest-earning assets:
$74,270	32,627	1.23%	1.13%	Short-term investments	$684	$277	$407	$24	$383
493,942	534,644	3.66%	3.91%	Investment securities (1)	13,568	15,662	(2,094)	(1,002)	(1,092)
1,848,906	2,022,616	5.86%	6.26%	Loans held for sale (2)	81,290	95,020	(13,730)	(6,068)	(7,662)
2,092,938	1,135,910	5.02%	5.08%	Loans and leases receivable (2)	78,812	43,303	35,509	(511)	36,020
4,510,056	3,725,797	5.15%	5.52%	Total interest-earning assets	174,354	154,262	20,092	(7,557)	27,649

				Interest-bearing liabilities:
234,089	180,969	1.19%	1.53%	Checking accounts	2,083	2,076	7	(461)	468
1,309,122	1,065,963	1.68%	2.11%	Money market	16,509	16,903	(394)	(3,438)	3,044
764,197	936,350	2.75%	2.61%	Certificates of deposit	15,772	18,294	(2,522)	983	(3,505)
970,900	682,166	2.00%	1.95%	Short-term debt	14,576	9,988	4,588	256	4,332
816,832	507,050	3.04%	4.40%	FHLB advances	18,631	16,725	1,906	(5,172)	7,078
11,857	7,157	4.70%	5.07%	Subordinated debt	418	272	146	(20)	166
—	19,029	0.00%	5.84%	Convertible subordinated debt	—	833	(833)	(833)	—
4,106,997	3,398,684	2.21%	2.55%	Total interest-bearing liabilities	67,989	65,091	2,898	(8,685)	11,583

—	—	2.94%	2.97%	Net interest margin	106,365	89,171	17,194	1,128	16,066
403,059	327,113	0.20%	0.22%	Interest free sources	—	—	—	—	—
$4,510,056	$3,725,797	3.14%	3.19%	Net interest income to interest-earning assets	$106,365	$89,171	$17,194	$1,128	$16,066

(1)          Based on amortized cost; changes in fair value are not considered.

(2)          No separate treatment has been made for non-accrual loans.

(3)          Variances attributable to the rate and volume mix are included in the volume variances

Provision for Credit Losses.  The provision for credit losses was $3,982 for the nine months ended September 30, 2004, compared to $4,299 for the same period of 2003.  During the nine months ended September 30, 2004, NetBank retained its originated auto loans of $306 million, originated mortgage loans of $781 million, and originated business finance loans or leases of $129 million.  This was off set by sales of approximately $350 million of loans.  This compares to retentions of originated mortgage loans of $1,024 million, originated auto loans of $44 million and originated business finance loans or leases of $103 million during 2003.  Reference is made to the asset quality and non-performing assets section in the financial condition section contained within this report for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income. Non-interest income declined $81,116 for the nine months ended September 30, 2004 compared to the same period of 2003.  This decline was primarily driven by the $90,493 decline in gain on sales of loans due to the $3.1 billion, or 24%, decline in sales of mortgage loans.  The decline in sales was compounded by the decline in margins on sales due to increased competitive pressures.  Additionally, gains on sales of investment securities were lower by $5,977 for the nine months ended September 30, 2004 compared to the same period of 2003.  These declines were offset, in part, by an increase of $15,315 in service charges and fees.  The increase in service charges and fees was driven primarily by the increase in loans serviced, the addition of NPS in the transaction processing segment and higher fees in the retail bank segment.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses.  Non-interest expense decreased $34,382, or 13%, for the nine months ended September 30, 2004 compared to the same period of 2003.  This decline was primarily driven by the $19,720 net decline in impairment and amortization of mortgage servicing rights due to a higher interest rate environment and resulting decrease in actual and forecast prepayments. Amortization and impairment of mortgage servicing rights declined due lower projected prepayments resulting in a $28,046 decline in impairment off set, in part, by an increase of $8,326 in amortization due to the increase in UPB underlying the portfolio of mortgage servicing rights.   Reference is made to the

mortgage servicing rights sub-section of the financial condition section contained within this report for a more in-depth analysis of this change.  Additionally, the nine months ended September 30, 2004 did not include the $16,267 of prepayment fees incurred with the early payoff of fixed rate FHLB advances during the same period of 2003.  Prepaid lost interest on curtailments were down $4,413 due to the decrease in actual prepayments of loans during the nine months ended September 30, 2004 compared to the same period of 2003.  Likewise, salaries and benefits expenses are down $4,140 primarily as a result of reduced production volumes in the financial intermediary segment.  Professional fees are down by $1,400 due in part to the settlement of certain claims involving Market Street Mortgage Corporation. These declines in expenses were partially offset by increases in depreciation and amortization of $3,460, data processing of $2,229 and occupancy expense of $2,146.  Depreciation and amortization and occupancy were generally higher as the Company’s operations expanded period over period with the additions of DFS, NPS and NetInsurance.

Retail Bank Operations

The table below provides an overview of the results of operations for the retail bank segment:

	For the nine months ended September 30,
	2004	2003	change
Net interest income	$59,238	$35,798	$23,440
Provision for credit losses	3,938	4,263	(325)
Net interest income after provision	55,300	31,535	23,765
Gain on sale of loans	3,072	30	3,042
Fees, charges and other income	9,493	8,789	704
Total revenues	67,865	40,354	27,511
Total expenses	50,231	45,214	5,017
Pre-tax income before net gains on securities, debt and net servicing results	17,634	(4,860)	22,494
Net gain on securities and prepaid debt	5,417	(4,873)	10,290
Net servicing results	(11,515)	(42,702)	31,187
Pre-tax income (loss)	$11,536	$(52,435)	$63,971

Average earning assets	$4,351,706	$3,720,361	$631,345

UPB underlying MSRs at the retail bank	$13,154,634	$11,088,788	$2,065,846

Operations to average earning assets
Net interest income	1.82%	1.28%	0.54%
Provision	0.12%	0.15%	(0.03)%
Net interest income after provision	1.70%	1.13%	0.57%
Fees, charges and other income	0.29%	0.31%	(0.02)%
Banking revenues	1.99%	1.44%	0.55%
Total expenses	1.54%	1.62%	(0.08)%
Pre-tax income before net gains on securities, debt and net servicing results	0.45%	(0.18)%	0.63%

Net servicing results to UPB underlying MSRs	(0.12)%	(0.51)%	0.39%

Pre-tax income improved by $63,971 to $11,536 for the nine months ended September 30, 2004, compared with a pre-tax loss of $52,435 for the same period in 2003.

Improvements in net interest income of $23,440, net gain on securities and prepayment of debt of $10,290, net servicing results of $31,187, provision for credit losses of $325 and fees, charges and other income of $704 resulted in the improvement period-over-period.  Net interest income improved primarily because of the retention over the past year of originated assets including mortgages, leases and auto loans.  Likewise, during 2003, the retail banking segment prepaid a large number of higher-priced term FHLB advances and, through pricing, moved the mix of deposits from higher cost certificates of deposit to lower cost money market and checking accounts.  These asset-liability strategies have improved the net interest income by 0.54% to 1.82% for the nine months ended September 30, 2004 compared with 1.28% for the same period in 2003.  The improvement in the gain on securities and prepayment of debt relates to the gain in 2004 of $5.4 million on the sale of certain securities in the bank’s investment portfolio as part of the bank’s proactive asset-liability management strategy whereby assets were sold to mitigate inherent risks as well as a reduction in fees on the prepayment of debt coupled with net losses in 2003 associated with the aforementioned prepayment of FHLB advances.  Net servicing results improved as the result of an increase in the market value of its mortgage servicing rights, a reduction in actual prepayments and improved net hedge results during the nine months ended September 30, 2004 compared with the comparable period in 2003.  The improvement in fees, charges and other income relates to the increase in transactional accounts (i.e., checking and money market) period over period.

These improvements in earnings were offset, in part, by increases in operating expenses of $5,017.  Operating expenses increased primarily as the result of the growth of the auto lending division and increased legal expenses associated with discovery proceedings in the CMC litigation.

Financial Intermediary

The following table highlights the financial intermediary segment production and sales activities:

	For the nine months ended September 30,
Pre-tax results	2004	2003	change
Net interest income	$46,159	$54,543	$(8,384)
Gain on sales of loans	93,230	188,910	(95,680)
Other income	4,437	3,642	795
Net Beacon Credit Services results	(189)	—	(189)
Net MG Reinsurance results	1,599	1,409	190
Total revenues	145,236	248,504	(103,268)
Salary and employee benefits	70,642	78,709	(8,067)
Occupancy & Depreciation expense	21,022	16,476	4,546
Other expenses	24,864	22,114	2,750
Total expenses	116,528	117,299	(771)
Pre-tax income	$28,708	$131,205	$(102,497)

Production	$10,511,079	$15,640,476	$(5,129,397)
Sales	$10,982,155	$14,359,464	$(3,377,309)

Total revenues to sales	1.32%	1.73%	(0.41)%
Total expenses to production	1.11%	0.75%	0.36%
Pre-tax margin	0.21%	0.98%	(0.77)%

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes inter-segment sales to the retail bank segment.

The interest rate environment during the nine months ended September 30, 2003 was much more favorable to mortgage production than the environment during the comparable 2004 quarter.  In 2003, mortgage rates were hitting historic lows.  The loan pipelines of originators throughout the mortgage banking industry were filled, resulting in less pressure on margins.  During the latter part of 2003 and continuing through 2004, mortgage rates generally rose, and competitive pressures heated up as pipeline volumes decreased.  This margin pressure was especially true in the correspondent channel.  This resulted in a decrease in mortgage production of $5.1 billion and a decrease in sales of $3.4 billion.  The competitive pressures reduced revenue margins from 173 bps for the nine months ended September 30, 2003 to 132 bps for the comparable period in 2004.  As a result, revenues decreased $103,268.  Expenses decreased by $771.  Expenses in bps of production increased from 75 bps to 111 bps from the nine months ended September 30, 2003 to the comparable period in 2004.  This was the result of less leverage of fixed expenses during the nine months ended September 30, 2004 and expenses incurred to obtain trailing documents needed to sell or securitize the buildup of loans in inventory.

Transaction Processing Segment

The transaction processing segment provides ATM and merchant processing services; subservices loans for the retail bank segment, financial intermediary segment and for third party customers; and sells various insurance products using an Internet-based platform.

The following table highlights the results of operations for the transaction processing segment for the nine months ended September 30, 2004 and 2003:

	For the nine months ended September 30,
	2004	2003	change
Total revenue	$19,990	$13,064	$6,926
Total expenses	19,226	16,867	2,359
Pre-tax income (loss)	$764	$(3,803)	$4,567

The transaction processing segment improved its pre-tax contribution by $4,567.  This is primarily due to the addition of NPS in December of 2003, which added $1,702 of pre-tax income, and an improvement in the servicing factory related to higher loan counts and better expense leverage.

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

Liquidity and Capital Resources

Liquidity.  NetBank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities.  NetBank’s primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, sales or maturities of investment securities and other short-term investments, and funds provided from operations.  While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities.  NetBank’s available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. The increase in NetBank’s cash flow was primarily related to sales, maturities and repayments of $11.4 billion of loans compared to purchasing or originating $10.9 billion during the nine months ended September 30, 2004.  Cash flows for the nine months ended September 30, 2003, were negative related to the purchase or origination of $15.7 billion in loans outpacing the $14.1 billion level of sales, maturities and repayments.

As an additional source of funds, NetBank had available under existing lines of credit agreements $1.5 billion at September 30, 2004 (see Note 8 of the consolidated financial statements included as part of this report for additional details of the available lines of credit).

The Company uses deposits as its principal source of funds.  For the nine months ended September 30, 2004, deposits increased by $205 million to $2.7 billion from $2.5 billion as of December 31, 2003.  NetBank’s deposit products include checking, money market and certificates of deposit accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.  NetBank is competitive in the types of accounts, services and ranges of interest rates offered on deposit products.  Although market demand generally dictates which deposit maturities and rates will be accepted by the public, NetBank intends to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals.  NetBank decreased its other borrowed funds, which include FHLB advances, repurchase agreements and warehouse lines of credit, by $356 million during the nine months ended September 30, 2004.  This decrease was primarily related to the $660 million decrease in loan and lease receivables.

Capital Resources.  NetBank and NetBank, FSB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure of either company to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NetBank’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank, FSB must meet specific capital guidelines that involve quantitative measures of NetBank, FSB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. NetBank, FSB’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, under regulatory guidelines, NetBank, FSB may not pay a dividend to NetBank, Inc. if doing so would cause NetBank, FSB to be less than adequately capitalized, as defined below. During the nine months ended September 30, 2004, NetBank repurchased 1,232,736 shares of common stock at a weighted average cost of $11.55, and management had authorization to repurchase up to an additional 887 thousand shares of its common stock through open market or private transactions.

Quantitative measures established by regulation to ensure capital adequacy require NetBank, FSB to maintain minimum amounts and ratios as set forth in the following table.  NetBank, FSB’s regulatory agency, the Office of Thrift Supervision (“OTS”), requires NetBank, FSB to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total capital to risk-weighted assets of 8.0%.  Additionally, NetBank, Inc. is subject to a side letter agreement with the OTS, which was put in place in connection with NetBank’s acquisition of Resource in 2002.  The side letter requires NetBank, FSB to maintain 6% core capital and 12% total risk-based capital ratios.  As of September 30, 2004, NetBank, FSB was classified as well capitalized with a total risk-based capital ratio of 12.12%.  Additionally, the side letter agreement requires NetBank, Inc. to maintain a minimum of 10% total capital to assets, adjusted for capital held against forward sold conforming mortgages to be the greater of 5% or $50,000, and in no event allow the total capital ratio to fall below 8.0%.  NetBank, FSB and NetBank, Inc. were in compliance with these agreements as of September 30, 2004.  The following table presents information related to NetBank, FSB along with capital requirements mandated by the OTS:

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2004
Total capital (to risk-weighted assets)	$359,745	12.12%	$237,470	8.00%	$296,838	10.00%
Core capital (to adjusted total assets)	$321,119	7.34%	$174,936	4.00%	$218,670	5.00%
Tangible capital (to adjusted total assets)	$321,119	7.34%	$65,601	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$321,119	10.82%	N/A	N/A	$178,103	6.00%
December 31, 2003
Total capital (to risk-weighted assets)	$296,359	11.79%	$201,122	8.00%	$251,365	10.00%
Core capital (to adjusted total assets)	$262,792	6.42%	$163,712	4.00%	$204,667	5.00%
Tangible capital (to adjusted total assets)	$262,792	6.42%	$61,400	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$262,792	10.45%	N/A	N/A	$150,885	6.00%

In addition, NetBank’s subsidiaries engaged in mortgage banking must adhere to various HUD regulatory guidelines including required minimum net worth to maintain their FHA approved lending status.  Failure to comply with the HUD guidelines could result in withdrawal of this certification.  As of September 30, 2004, Market Street and Meritage were in compliance with HUD guidelines.  NetBank and its subsidiaries are subject to various other capital requirements by secondary market investors and states.  None of these capital requirements are more stringent than the OTS capital requirements.  Failure to comply with these restrictions could have a material adverse impact on the Company’s results of operations.  At September 30, 2004, all of the capital requirements placed upon NetBank and its subsidiaries were met, and there have been no subsequent events that would lead management to believe that continued compliance would not be met in the future.

Part I. Item 3: Quantitative and Qualitative Market Risk

NetBank’s principal businesses are retail banking and the origination and purchase of mortgage loans.  These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of NetBank’s assets and liabilities are monetary in nature and fluctuations in interest rates will affect NetBank’s future net interest income and cash flows. This interest rate risk is NetBank’s primary market risk exposure. For the nine months ended September 30, 2004, the only derivative financial instruments that NetBank entered into were associated with hedging activities related to the portfolio of mortgage loans held for sale, the pipeline of mortgage loans for which the interest rate has been locked, hedging the securitization and sale of portfolio loans, the owned mortgage servicing rights portfolio and the mortgage servicing rights which NetBank intends to retain associated with the pipeline of mortgage loans for which the interest rate has already been locked. NetBank has no market risk-sensitive instruments held for trading purposes. NetBank’s exposure to market risk is reviewed on a regular basis by NetBank’s management.

NetBank, FSB, like other savings banks, measures interest rate risk based on Net Portfolio Value (“NPV”) analysis.  NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.  A NPV ratio is determined by dividing NPV by the present value of assets.  The following table sets forth the estimated NetBank, FSB NPV ratios as of September 30, 2004, December 31, 2003, and September 30, 2003, assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB

Rate shock (in basis points)	As of September 30, 2004	As of December 31, 2003	As of September 30, 2003	Minimum as of September 30, 2004
+300	9.40%	6.54%	6.59%	4.00%
+200	9.53%	7.37%	7.06%	6.00%
+100	9.71%	8.17%	7.55%	6.00%
Flat	9.67%	8.66%	7.80%	6.00%
-100	9.87%	9.07%	8.23%	6.00%

Minimum ratios for NPV risk are estabilished by the board of directors as prudent levels for the respective interest scenarios. Lower NPV ratios denote more market rate sensitivity for a given rate scenario.  As of September 30, 2003 the analysis indicates sensitivity to rising market interest rates.  This sensitivity is, however, well within the board approved limits for these scenarios.  Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay.  They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

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

As reported in previous filings, NetBank, FSB had joined with the other claimants in a motion for judgment on the pleadings, which motion was filed on January 31, 2003, and is still pending before the MDL Court.  Meanwhile, discovery in the case has been proceeding and, with a few exceptions, fact discovery is now complete.  Amendments to the pleadings are currently due 14 days after the MDL Court rules on the motions for judgment on the pleadings.  NetBank, FSB has prepared an amendment and supplement to its complaint to include additional claims against the Sureties based on discovery adduced and events that have occurred to date and plans to file the amendment prior to the final date fixed by the MDL Court for filing amendments.  Furthermore, NetBank, FSB has withdrawn its motion for judgment on the pleadings and now intends to file a motion for summary judgment based in part on such discovery.  The Company believes that based on the overall facts and circumstances, the defenses asserted by the Sureties will fail and that NetBank, FSB will ultimately prevail on its claims.

Also, as reported in previous filings, on May 30, 2002, CMC filed for bankruptcy protection.  The bankruptcy proceeding is not a part of the consolidation of cases in Ohio.  On June 11, 2003, the California Bankruptcy Court approved an amended settlement agreement (the “NetBank Agreement”) among NetBank, FSB, Lakeland Bank and the Trustee.  The

NetBank Agreement resolves all claims of the Trustee with respect to the lease payments that were guaranteed by surety bonds and insurance policies issued by Safeco and Illinois Union, as well as all claims related to the surety bonds and insurance policies.  In addition to approving the NetBank Agreement, the California Bankruptcy Court approved a settlement agreement between the Trustee and Royal (the “Royal Agreement’).  Under the Royal Agreement, Royal has agreed, among other things, to fund litigation by the Trustee against NetBank, FSB to avoid its interests in the leases that were guaranteed by surety bonds issued by Royal, as well as NetBank, FSB’s interests in the surety bonds themselves.  On September 4, 2003, the Trustee filed a Complaint against NetBank, FSB as contemplated by the Royal Agreement, seeking to avoid NetBank, FSB’s interest in the leases and surety bonds relating to the Royal guaranteed lease pools.  On May 6, 2004, NetBank, FSB filed a motion for summary judgment against the Trustee.  The Trustee filed a motion for summary judgment against NetBank, FSB on June 18, 2004.  A hearing on the motions had been scheduled for August 31, 2004.  At a status conference on July 15, 2004, the Bankruptcy Court ordered a stay in the bankruptcy proceedings pending a hearing on July 30, 2004.  At that hearing the Bankruptcy Court continued the stay as to all adversary proceedings and requested the parties to attempt to mediate their disputes.   At a subsequent status conference on October 1, 2004, the Bankruptcy Court scheduled a hearing on the progress of the bankruptcy action mediation for December 7, 2004.  At that time, the Bankruptcy Court would review and consider for approval any properly noticed settlement proposal.  Also at the October 1, 2004, status conference, the Bankruptcy Court lifted the stay of the adversary proceeding against NetBank, FSB.  A hearing on NetBank, FSB’s and the Trustee’s motions for summary judgment has been scheduled by the Bankruptcy Court for December 14, 2004.

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

On April 29, 2004, the plaintiffs served an amended complaint against NetBank, FSB alleging claims for, among other things, violations of another section of the California Financial Code, unfair competition under Section 17200 of the California Business and Professions Code and usury.  On October 26, 2004, the court overruled the defendants’ demurrers to the third amended complaint, so the case will proceed.  NetBank intends to vigorously defend the amended claims and to pursue recovery against Safeco Insurance Company, Royal Indemnity Company, and Illinois Union Insurance Company for any damages and costs incurred in this case.

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

Part II. Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2004, the Company issued 194,217 shares of common stock and $5.0 million in cash to the members of Beacon Credit Services, LLC in the Company’s acquisition of its principal operating assets.  The shares were issued in a private placement, exempt from registration under Rule 506 of the Securities Act, as amended.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Balance as of June 30, 2004	—	—	—	1,079,264
July 1 through July 31, 2004	15,600	$10.49	15,600	1,063,664
August 1 through August 31, 2004	53,200	$10.23	53,200	1,010,464
September 1 through September 30, 2004	122,900	$10.14	122,900	887,564
Total	191,700	$10.19	191,700	887,564

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

NETBANK, INC.

	By:	/s/ Steven F. Herbert
Steven F. Herbert

Dated: November 9, 2004		Chief Financial Executive and Chief Accounting Officer