Form 10-K
period 2004-12-31
NETBANK INC
filed 2005-03-16
CIK 1035826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2004

or

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-22361

NetBank, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2224352
(State of incorporation)	(IRS Employer Identification No.)

11475 Great Oaks Way Alpharetta, Georgia	30022
(Address of principal executive offices)	(zip code)

(770) 343-6006
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒                                         No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☒  No ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of $10.93 of such common equity as of June 30, 2004: $470,855,853.

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,322,131 shares of Common Stock at March 7, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 28, 2005 are incorporated by reference into Part III.

TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

Part I
Item 1.	Business
Item 2.	Property
Item 3.	Legal Proceedings
Item 4.	Submission of matters to a vote of security holders

Part II
Item 5.	Market for registrant’s common equity, related shareholder matters and issuer purchases of equity securities
Item 6	Selected financial data
Item 7.	Management’s discussion and analysis of financial condition and results of operation
Item 7A.	Quantitative and qualitative disclosures about market risk
Item 8.	Financial statements and supplementary data
Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure
Item 9A.	Controls and procedures
Item 9B.	Other information

Part III
Item 10.	Directors and executive officers of the registrant
Item 11.	Executive compensation
Item 12.	Security ownership of certain beneficial owners and management
Item 13.	Certain relationships and related transactions
Item 14.	Principal accountant fees and services

Part IV
Item 15.	Exhibits and financial statement schedules

Signatures

PART I

ITEM 1.     BUSINESS

General

NetBank, Inc. is a financial holding company engaged primarily in retail banking, mortgage banking, business finance and providing ATM and merchant processing services.  NetBank, Inc. wholly owns the outstanding stock of NetBank (“NetBank, FSB” or “the Bank”), a federal savings bank; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc. (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation involved in strategic partnering opportunities.  NB Partners, Inc. owns all of the outstanding stock of Financial Technologies, Inc., a corporation formed in 2004 to market transaction processing services to other financial services companies.  NetBank, FSB owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, NetBank Payment Systems, Inc. (“NPS”), a provider of ATM and merchant processing services for retail and other non-bank businesses and Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider. The consolidated company is referred to herein as “we,” “our,”  “NetBank,” or “the Company”.

During the third quarter of 2004, Resource Bancshares Mortgage Group, Inc. (“Resource”) and Republic Leasing Company, Inc., both of which had been subsidiaries of NetBank, FSB, were legally consolidated into NetBank, FSB and ceased to exist as separate corporations.  Republic Leasing Company, Inc. now operates as the NetBank Business Finance division of NetBank, FSB.  In addition, during the fourth quarter of 2004, RBMG, Inc., formerly a subsidiary of NetBank, FSB, was legally consolidated into NetBank, FSB and ceased to exist as a separate corporation.  RBMG, Inc. now operates as the NetBank Funding division of NetBank, FSB.

NetBank was founded in October 1996 and completed its initial public offering of stock in July 1997. It is one of the pioneers of the Internet banking industry, and NetBank, FSB is recognized as one of the first successful internet-only banks. For further information and a description of the growth of the Company through recent acquisitions see note 2 of the notes to the consolidated financial statements included in this report.

All dollar figures are presented in thousands (000s), except per share data, unless otherwise noted.  Net income per share is presented on a diluted basis.  All of the Company’s operations and assets are located within the United States.

NetBank’s business model has three basic strategies:

Retail Banking—NetBank, FSB, through its Internet banking operations, operates as an FDIC-insured, federally chartered thrift institution that currently serves approximately 160,000 customers throughout the United States and in more than 80 foreign countries. NetBank, FSB delivers its products and services through remote delivery channels, such as the Internet, telephone and ATMs. It does not maintain a branch network to support its banking business. This branchless model provides it with an opportunity to operate with less overhead expense than traditional branch banks. Passing along part of this cost savings to customers through higher deposit rates and better technology has been the cornerstone of our value proposition. NetBank, FSB offers a full line of deposit and loan products, including checking and savings accounts, a small business banking program, online bill payment, auto loans, mortgages and financial planning services. Customers also enjoy continuous access to customer support — 24 hours a day, seven days a week.

Financial Intermediary—Through the Company’s various loan operations, it serves as an intermediary between consumers and institutional investors. The bulk of the Company’s business in this segment relates to mortgage lending, including both conforming and non-conforming products. We obtain mortgage loans by originating loans directly with consumers or through a nationwide network of brokers. We also buy closed loans from a network of correspondent banks, thrifts and independent mortgage companies. The majority of the loans are held for sale on the Company’s balance sheet prior to sale into the secondary market. The Company thus earns a long-term yield on an asset held short-term. We also earn origination fees and the opportunity for gains on the sale of the mortgages or resulting mortgage-backed securities.

The Company recently diversified, through acquisition, its operations to include the origination of loans for recreational vehicles (RVs), boats and personal aircraft. The Company has not retained any of these loans, which have been sold to investors in the capital markets under the same intermediary strategy the Company employs in its mortgage businesses.

Transaction Processing— NetBank provides a variety of financial-related processing services to merchants, community banks and other organizations. The Company entered into these lines of business initially by leveraging core competencies from its other operating segments. These competencies were packaged and re-sold to other banks. NetBank has also been an active acquirer of small, profitable processing businesses that complement our overall business strategy. In late 2003, the Company acquired an ATM and merchant transaction processing operation. During 2004 we grew this operation through acquisition and internal growth, and we intend to continue this strategy in the future. This business now operates approximately 8,000 ATMs across the country, which the Company has made available to its banking customers on a surcharge-free basis. This network of ATMs currently ranks as the second largest bank-operated ATM network in the country.

Segmented Revenue Information

The tables in note 18 of the notes to the consolidated financial statements included in this report present a summary of the revenues and expenses for each of the Company’s business segments for each of the years ended December 31, 2004, 2003, and 2002, respectively.  The following represents the percentage and amount of total Company revenues contributed by the Company’s business segments for the years ended December 31, 2004, 2003, and 2002:

	2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Retail banking	$118,140	38%	$110,512	25%	$47,312	22%
Financial intermediary	180,147	58%	316,415	74%	163,224	75%
Transaction processing	31,907	10%	20,685	5%	6,616	3%
Other/eliminations	(18,074)	(6)%	(18,832)	(4)%	828	0%
Total revenues	$312,120	100%	$428,780	100%	$217,980	100%

Retail Banking Segment

The retail banking segment, through its Internet banking operations (“Internet Bank”), competes in a commoditized, highly competitive marketplace for personal and small business banking relationships. It offers a full line of deposit and loan products along with ancillary account services. It competes head-to-head with large national financial institutions, small community banks and credit unions, and, for certain product relationships, alternative providers, such as brokerages, insurance companies and credit card issuers.  The retail banking segment also includes the operations of Dealer Financial Services (“DFS”), NetBank, FSB’s indirect auto lending division; and NetBank Business Finance, NetBank, FSB’s business financing division.

Market Position

The Internet Bank operates a branchless business model. Its products and services are delivered through remote delivery channels, including the Internet, phone, ATM and overnight mail delivery. This branchless model provides it with an opportunity to operate with lower overhead expense than traditional branch banks. Its value proposition has been based historically on sharing its operating cost savings with customers through higher deposit rates, fewer fees and better technology.

When the Internet Bank began operations in 1996, it was one of the early movers in online banking. Its value proposition and product line was differentiated in the marketplace since few direct competitors existed. Its products and services were designed to appeal to a highly targeted group of technology-savvy consumers who seek both convenience and greater economic value.

Its typical customer fits the following profile:

•                  Late 30s to early 40s in age

•                  Married with children

•                  Two income household

•                  Homeowner

•                  College educated

The market for online banking has grown exponentially since it helped pioneer the marketplace, and we believe that online banking has reached critical mass today. According to a November 2004 study by the Pew Internet and American Life Project, approximately 50% of all U.S. Internet users now bank online — making it the fastest growing online activity the annual survey measures. Jupiter Research estimates that 35 million or approximately one-third of all U.S. households banked online at the end of 2004.

The Internet Bank has seen increased competition as consumer demand has grown. Over the past several years, large national banks, such as Bank of America, Citibank and Wells Fargo, have deployed and aggressively promoted their own online banking platforms. These institutions were arguably motivated by the characteristics of the typical online banking customer. Independent market research continues to show that online banking customers tend to be more profitable than offline customers due to the simple fact that these customers are able to help themselves and conduct their transactions electronically without the assistance of a teller in a branch. In addition, online banking customers tend to have lower attrition rates than offline customers.

The increased competition from large national banks has affected the Internet Bank’s ability to differentiate itself in the marketplace. Previously, it was able to compete more effectively on convenience and price. Competitors have now closed the gap in terms of convenience since their online functionality rivals its. Despite increased competition, the Company still has an opportunity to differentiate its banking products and services in the marketplace. Management believes it can continue to compete effectively by combining its pricing advantages with focuses on 1) ease of use; 2) bundled product offerings; and 3) highly integrated technology. Its branding efforts and marketing campaigns will begin to reflect this refined positioning beginning in 2005.

Products & Services

The Company’s goal is to be a trusted, comprehensive financial services partner to its customers. It maintains a full line of financial products and services, from deposit and loan products to financial planning and investment services.

FDIC-insured products include:

•                  Individual and small business checking accounts

•                  Individual and small business money market accounts

•                  Individual and small business certificates of deposit

Additional products include:

•                  IRAs

•                  Mortgages

•                  Home equity loans and lines of credit

•                  Auto loans

•                  Boat and recreational vehicle loans

•                  Credit cards

•                  Overdraft protection

•                  Brokerage

•                  Financial planning

•                  Insurance

•                  Small business payroll services

•                  Business equipment leasing

•                  Foreign currency exchange

Ancillary services include:

•                  Online bill payment and presentment

•                  Online check imaging

•                  Online statements

•                  Online account funding

•                  ATM cards

•                  ATM deposit-gathering

•                  VISA® Check Card

•                  Wireless account access

•                  Account aggregation

•                  Consumer credit report monitoring

Many of the offerings listed above are provided on a proprietary basis. For non-core services, the Internet Bank partners with specialty providers to make them available to customers. For example, the Internet Bank works with CheckFree Corporation for online bill payment and presentment and with MBNA America Bank for credit card services.

The Internet Bank is able to extend its product and service offerings through these partnerships without the assumption of significant expense and operational risk, which might put its underlying value proposition at jeopardy. The partnerships also provide us with additional revenue opportunities. To mitigate some of the inherent reputation risk, it maintains service level agreements with substantially all of its specialty service providers and monitors the solvency of such providers on a periodic basis as part of its vendor management process.

Marketing Efforts

The Internet Bank presently attracts the majority of its new banking customers through highly targeted online advertising campaigns. It also relies on marketing alliances with other businesses to reach prospective customers.

The Internet Bank’s online advertising efforts tend to focus on key word searches in various search engines or high-traffic, financial-related sites. Campaigns on these sites are typically presented in banner advertisements that promote a specific product or service along with a cash incentive for first-time customers. Campaigns may also center on sponsorship of an area of the site or specific content.

The Internet Bank also has a sales force that pursues marketing alliances with other businesses. Its alliance partners agree to promote certain products and services to their customer bases in exchange for a fee on each successful lead they generate. These partnerships provide it with a highly cost-effective means of marketing to select, targeted groups of consumers. In turn, its partner is able to offer its customer value-added services while generating additional revenue.

Significant cross-selling opportunities also exist for the Internet Bank through the Company’s various lines of business. The Company’s mortgage and auto lending operations assist tens of thousands of customers each year. The Internet Bank actively promotes additional banking products and services through these channels whenever possible.

Security & Technology

The Company relies on state-of-the art technology and prevailing industry standards to ensure a safe, secure business environment. Data is encrypted and exchanged only over secure connections. The Internet Bank’s operating system does not connect directly to the Internet. It is isolated and protected by “firewalls” that comply with National Computer Security Association standards.

The Company uses a hybrid approach in acquiring technology to run its operations. Although it may develop proprietary applications for certain services, the Company typically partners with specialty technology providers and works to customize the partner’s existing solution to meet our needs. This outsourced approach is less capital intensive and allows us to take advantage of the partner’s larger infrastructure and operating scale. In addition, we are able to switch to another provider in the future if a competing, more compelling technology emerges.

The Internet Bank’s top technology partners include, but are not limited to: BISYS; Corillian; CheckFree; and NCR. We mitigate our exposure to security risks by continually testing our systems. These tests include annual disaster recovery exercises by the Company and its key vendors.

Lending & Investment Activity

The retail banking segment’s primary investment strategy for its deposits is to fund the origination of assets that can be sold into the capital markets. It lends money on an intra-company basis to several lending units in the financial intermediary segment. These operations include NetBank Funding, Market Street and Beacon Credit Services. These businesses originate residential mortgages, recreational vehicle (RV), marine and aircraft loans. Their production is typically sold into forward commitments within the secondary market.

The Company believes this investment strategy has numerous advantages. Credit and interest rate risks are reduced because loans are typically sold into the capital markets within 30 to 90 days, thereby limiting exposure to this period. Once the loans are sold, the proceeds can then be reinvested in new originations.

Additionally, the retail banking segment maintains a loan and investment portfolio separate from the funding lines for the lending operations. The retail banking segment chooses to retain loans made to its core customers. By retaining the loans or servicing rights, we can continue to own the relationship and ensure a more consistent, higher-quality customer experience. If the asset was sold to another provider, then we could not guarantee consistent service or prevent the other provider from cross-selling our customer its own products and services.

The retail banking segment also needs to invest excess liquidity that it cannot actively deploy through its lending operations. Management believes that deposits are likely to grow more quickly over time than the lending operations’ need for additional funding. Plus, consumer demand affects production within these businesses. In a rising interest rate environment, the lending operations tend to experience lower production levels and, therefore, have reduced funding needs. During these times, the retail banking segment must shift liquidity into other investments to attempt to offset the corresponding drop in earnings from the lending businesses.

Servicing Asset

The Company maintains a sizeable portfolio of mortgage servicing rights (“MSRs”), primarily with respect to agency-eligible loans that were securitized and sold by the Company as described below. This servicing asset is a natural economic hedge against the Company’s mortgage origination operations, since MSRs tend to increase in value in a rising interest rate environment when origination volumes tend to decline and mortgage lending profitability comes under pressure.

To serve as a more effective hedge, the Company believes that the size of its servicing portfolio should approximate two-times peak or four-times trough of the Company’s annual mortgage production. This implies a general target range of $25 to $30 billion. The portfolio stood at $12.9 billion at year-end 2004.

While the Company services loans, it earns servicing revenue (usually stated as a percent of the outstanding principal balance). The Company earns late charges assessed to borrowers on payments not paid when contractually due. We also receive a float benefit from escrow accounts for taxes and insurance and for collections of principal and interest that have not yet been passed on to the investor.  The retail banking segment pays the transaction processing segment an inter-segment subservicing fee for the servicing of the underlying loans.

As a servicer of mortgage loans underlying mortgage-backed securities, the Company is obligated to make timely payments of principal and interest to security holders, whether or not such payments have been made by mortgagors on the underlying mortgage loans. Similarly, in the event of foreclosure, the Company is responsible for covering with its own funds principal and foreclosure costs to the extent not covered by FHA insurance or a VA guarantee.

The following table shows the delinquency percentages (excluding bankruptcies and foreclosures) of the Company’s portfolio of MSRs (excluding loans serviced under subservicing agreements).

	December 31,
Days Delinquent	2004	2003	2002
30 days	3.70%	2.99%	3.87%
60 days	0.90%	0.71%	0.94%
90 + days	0.94%	0.45%	0.93%
Total delinquencies	5.54%	4.15%	5.74%

At December 31, 2004, the portfolio of MSRs had an underlying unpaid principal balance of $12.9 billion with book value of $173 million. The portfolio had a weighted average note rate of 5.96%.  As more fully described in note 3 of the notes to the consolidated financial statements included in this report, the Company accounts for all mortgage servicing rights at the aggregate of the lower of cost or market. For purposes of managing risk, the Company segregates its owned portfolio of MSRs into two tranches: available for sale and held for sale. The available for sale portfolio contains those rights which we intend to hold as longer-term investments.  The held for sale portfolio contains rights generated as a by-product of recent production which we intend to sell, generally within 120 days.  The held for sale portfolio is generally not as susceptible to changes in interest rates and other market factors as the available for sale portfolio since the held for sale rights are generally allocated to a specific forward sales contract.

The following tables provide information regarding of the Company’s available for sale portfolio of MSRs at December 31, 2004:

Year of Origination	Number of Loans	Percentage of Total Loans	Aggregate Unpaid Principal	Percentage of Unpaid Principal
1994 or earlier	3,284	3.3%	$124,755	1.0%
1995	292	0.3%	15,406	0.1%
1996	412	0.4%	30,620	0.2%
1997	1,245	1.3%	93,950	0.7%
1998	2,481	2.5%	202,427	1.6%
1999	1,444	1.5%	105,386	0.8%
2000	251	0.3%	18,520	0.2%
2001	1,182	1.2%	112,061	0.9%
2002	15,621	15.8%	1,895,156	14.9%
2003	53,664	54.4%	7,600,816	59.9%
2004	18,683	19.0%	2,500,838	19.7%
Total	98,559	100.0%	$12,699,935	100.0%

Loan Type	Number of Loans	Aggregate Unpaid Principal	Weighted Average Coupon	Weighted Average Service Fee
Conventional fixed	89,504	$11,013,244	6.04%	0.323
Conventional arms	3,926	620,733	4.87%	0.289
FHA	2,028	224,937	5.95%	0.553
VA	525	64,859	5.66%	0.449
Jumbo	2,455	770,253	5.56%	0.312
Seconds	106	5,223	7.42%	0.407
Other	15	686	8.07%	0.530
Total	98,559	$12,699,935	5.95%	0.325

Since the Company’s available for sale MSRs are held as longer-term investments, they are subject to interest rate

(prepayment) risk.  During periods of declining interest rates, prepayments of mortgage loans increase as homeowners seek to refinance at lower rates, resulting in a decrease in value of the related MSRs.  Mortgage loans with higher interest rates are more likely to result in prepayments.  The following table sets forth certain information regarding the aggregate unpaid principal balance of mortgage loans underlying the Company’s tranche of available for sale MSRs. The table includes both fixed and adjustable rate loans at December 31, 2004:

Mortgage Interest Rate	Loans	Aggregate Unpaid Principal	Percentage of Total Unpaid Principal
Less than 5.00%	7,253	$1,150,979	9.1%
5.00% to 5.49%	12,450	1,798,162	14.0%
5.50% to 6.00%	24,552	3,475,091	27.4%
6.00% to 6.49%	25,711	3,439,155	27.1%
6.50% to 6.99%	15,135	1,703,373	13.4%
7.00% to 7.49%	6,187	577,851	4.6%
7.50% to 7.99%	4,172	356,263	2.8%
Greater than 8%	3,099	199,061	1.6%
Total	98,559	$12,699,935	100.0%

The following table sets forth the geographic distribution of the aggregate unpaid principal balance of mortgage loans underlying the Company’s tranche of available for sale MSRs at December 31, 2004:

State	Loans	Aggregate Unpaid Principal	Percentage of Total Unpaid Principal
Georgia	9,856	$1,355,029	10.7%
Minnesota	10,555	1,315,423	10.4%
Massachusetts	5,104	916,901	7.2%
California	4,684	826,274	6.5%
Florida	6,392	760,521	6.0%
Maryland	4,329	697,702	5.5%
Illinois	4,947	696,035	5.5%
Missouri	5,746	638,422	5.0%
Colorado	2,744	451,717	3.6%
Ohio	3,837	420,019	3.3%
All others	40,365	4,621,892	36.3%
Total	98,559	$12,699,935	100.0%

To help the Company manage risk related to prepayments in its portfolio of MSRs, the Company has purchased interest-rate floor contracts, which provide an interest rate differential on a fixed portion of the portfolio in the event interest rates fall below a certain level, interest rate caps, interest rate swap transactions, and forward purchase contracts on Fannie Mae mortgage backed securities (“FNMA TBA”).  For a more detailed discussion of derivative instruments purchased by the Company to hedge interest rate risk on its portfolio of MSRs see note 21 of the notes to the consolidated financial statements included in this report.

In those cases where the Company sells its MSRs on a flow basis or in bulk sales, the Company may temporarily subservice the loans until the servicing files are transferred to the acquiror of the MSRs.  Likewise, the Company subservices loans on behalf of other third parties pursuant to subservicing agreements.  Those agreements provide for compensation to the Company usually on a monthly per loan basis.  At December 31, 2004, the Company was subservicing 6,781 loans under such subservicing arrangements with an aggregate unpaid principal balance of $979 million.

Financial Intermediary Segment

The financial intermediary segment originates and purchases (for purposes of this discussion the term “originate” is used to describe both the origination and the purchase of loans) loans to be aggregated and re-sold into the secondary markets in the form of mortgage-backed securities or whole loans.  The servicing of such loans is sold on a flow or bulk sale basis to external and internal customers.  The financial intermediary segment principally originates 1-4 family, first and second mortgage loans.  Additionally, on a smaller scale, NetBank originates loans collateralized by boats, planes and other recreational vehicles through Beacon Credit Services, which it acquired in June of 2004, see note 2 of the notes to consolidated financial statements included in this report for additional details regarding this acquisition.

NetBank originates agency-eligible mortgages via its 75 retail branches, operated by its subsidiary Market Street, or its nationwide network of 7,291 brokers and 865 correspondents, operated by its NetBank Funding division.  We originate non-conforming mortgages through a nationwide network of 12,775 brokers, operated by its subsidiary Meritage.  For the year ended December 2004, NetBank originated $10.6 billion of conforming mortgage loans and $3.0 billion of non-conforming mortgages.

Agency-eligible mortgages are those mortgage loans that meet the size, documentation, borrower and credit standards to qualify to be pooled into mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

After the sale or securitization of agency-eligible mortgage loan production, NetBank, in some cases, continues to service mortgages on behalf of the permanent investor. Servicing activities include collecting and remitting mortgage loan payments, accounting for principal and interest, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making inspections of the mortgaged premises as required, making advances to cover delinquent payments, supervising foreclosures and property dispositions in the event of unremedied default, and generally administering agency-eligible mortgage loans.  Under the Company’s internal reporting structure, the servicing assets retained for internal investment are deemed to be “sold” to the retail banking segment, and the revenues generated from servicing activities are included in the transaction processing segment.

Non-conforming mortgages, which are not eligible to be securitized by the aforementioned government sponsored enterprises, are sold to private whole loan investors and private-label mortgage conduits.  NetBank does not retain an interest in non-conforming mortgages once they are sold.

NetBank also sells its entire range of mortgage competencies on a private-label basis to financial institutions that lack the knowledge or infrastructure to originate mortgages themselves.  NetBank has partnered with the Independent Community Bankers of America (ICBA) to offer mortgage services to its 5,000 community bank members.

Mortgage Loan Production Channels

Retail Production.    NetBank offers mortgage products directly to consumers through 75 retail branches located in 14 states. Market Street maintains relationships directly with realtors and builders to focus on purchase mortgage transactions (as opposed to refinancing transactions) business.  NetBank also offers construction-to-permanent loans enabling consumers to finance the construction and permanent financing of their new home in one seamless transaction.  Although production costs in its retail channel are higher than in the correspondent and broker channels, the retail channel offers higher margins than those channels.  Likewise, the retail channel offers a direct relationship with the customer, which allows for more potential cross-selling of other products and services to the customer.  Market Street’s production is less affected by cyclical trends that affect the volumes and margins in the correspondent and wholesale channels because a larger portion of Market Street’s volume comes from home purchase transactions.

In its retail offices, Market Street’s representatives take mortgage applications, process and underwrite the loans, and fund the approved loans. At its home office in Clearwater, Florida, Market Street performs quality control tests, secondary marketing and loan shipping.

Correspondent Production.    NetBank Funding, acquires recently originated mortgages from a nationwide network of correspondent lenders. Correspondents are primarily mortgage lenders, mortgage brokers, savings and loan associations and small commercial banks. At December 31, 2004, the Company had approximately 865 correspondents originating mortgage loans in 48 states and the District of Columbia. Agency-eligible residential loan production by correspondents is widely dispersed, with the top 20 correspondents supplying the Company with 39% of its dollar volume of correspondent loans.

NetBank Funding attracts and maintains relationships with correspondents by offering a variety of services that provide incentives for the correspondents to sell NetBank Funding agency-eligible mortgage loans. NetBank Funding’s strategy with respect to its correspondents is to provide a high level of service rather than the lowest price.  Services provided include timely underwriting and approval or rejection of a loan, timely purchase of loans, seminars on how to process and prepare a loan application and updates on current underwriting practices. In addition, NetBank Funding provides correspondents with a variety of products and delivery capabilities and multiple means of funding loans.  NetBank Funding’s business-to-business Internet offering makes it easier for correspondents to interact with the Company by automating the flow of information between the correspondent and NetBank Funding.  The site allows correspondent lenders to upload/key files, register and lock a loan, submit a loan to Fannie Mae Desktop Underwriting, print out a fax cover with a bar code to be faxed and routed electronically, submit an electronic file to one of NetBank Funding’s regional operating centers for validation and request closing funds on-line. As the mortgage lending market increases in sophistication and loan-price differentials narrow among mortgage bankers, NetBank Funding believes that the level of service and commitment it provides to its correspondents will be paramount to its success.

Management believes that through correspondent lending it can manage risks and maintain good quality control. Correspondents have to meet established standards to be approved by the Veteran’s Administration (“VA”), the U. S. Department of Housing and Urban Development (“HUD”) or private mortgage insurance companies.  A correspondent qualifies to participate in NetBank Funding’s correspondent program only after a thorough review of its reputation and mortgage lending expertise, including a review of references and financial statements and a personal visit by one or more representatives of NetBank Funding.  After a correspondent qualifies for NetBank Funding’s program, NetBank Funding closely monitors the correspondent’s performance in terms of delinquency ratios, document exceptions and other pertinent data.  Furthermore, all mortgage loans purchased by NetBank Funding through correspondents are subject to various aspects of NetBank Funding’s underwriting criteria, and correspondents are required to repurchase loans or otherwise indemnify NetBank Funding for its losses in the event of fraud or misrepresentation in the origination process and for certain other reasons, including noncompliance with underwriting standards.

All loan applications are subject to NetBank Funding’s underwriting criteria and the guidelines set forth by the Federal Housing Authority (“FHA”), the VA, Ginnie Mae, Fannie Mae, Freddie Mac or private investors, as applicable. NetBank Funding or the correspondent, in the case of a correspondent with delegated underwriting authority, verifies, as appropriate for the loan type, each applicant’s income and bank deposits, as well as the accuracy of the other information submitted by the applicant, and obtains and reviews a credit report from a credit reporting agency, a preliminary title report and a real estate appraisal. Generally, delegated underwriting authority is granted by NetBank Funding to its larger correspondents that meet specified financial strength, delinquency ratio, underwriting and quality control standards.

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

NetBank Funding has implemented a quality control program to monitor compliance with its established lending and servicing policies and procedures, as well as with applicable laws and regulatory guidelines. NetBank Funding believes that the implementation and enforcement of its comprehensive underwriting criteria and its quality control program are significant elements in the Company’s efforts to purchase high-quality mortgage loans and servicing rights.  NetBank Funding’s quality control department examines loans in order to evaluate the loan purchasing function for compliance with underwriting criteria.  The quality control department also reviews loan applications for compliance with federal and state lending standards, which may involve re-verifying employment and bank information and obtaining separate credit reports and property appraisals.

Wholesale Production.    The wholesale division of NetBank Funding receives loan applications through brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation.  Typically, mortgage brokers are responsible for taking applications and accumulating the information prior to NetBank Funding’s processing of the loans.  All loan applications processed by the wholesale division are subject to underwriting and quality control comparable to the standards used in NetBank Funding’s correspondent lending program.

NetBank Funding processes wholesale loans through regional operations centers.  At December 31, 2004, NetBank Funding had three regional operations centers serving approximately 7,291 brokers. These offices are located in Portland, Oregon; St. Louis, Missouri; and Jacksonville, Florida.  Although maintaining regional operations centers involves the incurrence of fixed expenses associated with maintaining those offices, wholesale operations generally provide for higher profit margins than correspondent loan production.  Additionally, each regional operations center can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants.  NetBank Funding’s Internet site is also available to its brokers with the same features and benefits for brokers as enumerated above for the correspondent lending program.

Non-conforming Production.    Through Meritage, the Company originates mortgage loans that will not qualify to be pooled into agency-eligible mortgage-backed securities due to loan size, the extent of loan documentation, or borrower credit.  Meritage originates such non-conforming mortgages through a nationwide network of brokers.  Meritage underwrites and processes loans at two regional processing centers located in Portland, Oregon and Jacksonville, Florida, which are shared with the correspondent and wholesale production channels as described above.  All non-conforming loans are sold into the secondary market for cash, and Meritage retains no recourse risk beyond that associated with normal seller representations and warranties.

Non-conforming mortgage loans are more expensive to process than agency-eligible mortgage loans. However, the margin on sale makes these products generally the Company’s highest profit mortgage offering.  Likewise, the majority of the loans funded through Meritage’s non-conforming channel are home purchase mortgage loans as opposed to refinance transactions.  Accordingly, Meritage’s production volumes tend to be less cyclical than the volumes in NetBank’s correspondent and wholesale channels.

The following summarizes NetBank’s production volumes by channel:

	2004	2003	2002

Retail	$2,510,558	$3,059,215	$2,449,319
Correspondent	4,871,980	8,239,984	5,066,168
Wholesale/broker	3,263,638	5,404,629	2,809,386
Total agency-eligible	10,646,176	16,703,828	10,324,873
Non-conforming	2,986,768	2,217,928	1,406,566
Total	$13,632,944	$18,921,756	$11,731,439

NetBank purchases and originates a variety of mortgage loan products that are designed, in conjunction with the requirements of prospective purchasers of such loans, to respond to consumer needs and competitive factors. In addition to 15-year and 30-year conventional mortgage loans and 15-year and 30-year FHA loans and VA loans, NetBank purchases and originates products designed to provide lower interest rates to borrowers or lower principal and interest payments by borrowers, including balloon mortgage loans that have relatively short terms (i.e., five or seven years) and longer amortization schedules (i.e., 25 or 30 years) and adjustable rate mortgage loans.  The Company also purchases and originates mortgage loans featuring a variety of combinations of interest rates and discount points so that borrowers may elect to pay higher points at closing and less interest over the life of the loan, or pay a higher interest rate and reduce or eliminate points payable at closing. The portion of total loans held for sale at any time that consists of a particular product type depends, among other factors, primarily upon the interest rate environment at the time such loans are originated.

The following is a summary of NetBank’s mortgage loan production for 2004, 2003 and 2002 by major product type.

	Year Ended December 31,
	2004	2003	2002
Conventional Loans:
Volume	$7,399,350	$11,822,919	$7,429,171
Percentage of total volume	54%	63%	63%
FHA / VA Loans:
Volume	$1,920,675	$2,901,475	$2,312,513
Percentage of total volume	14%	15%	20%
Other Loans:
Volume	$1,326,151	$1,979,434	$583,189
Percentage of total volume	10%	10%	5%
Non-conforming Loans
Volume	$2,986,768	$2,217,928	$1,406,566
Percentage of total volume	22%	12%	12%
Total Loans:
Volume	$13,632,944	$18,921,756	$11,731,439
Percentage of total volume	100%	100%	100%
Average loan size	$140	$141	$136

The following table shows the geographic distribution of NetBank’s residential mortgage loan production volume for the top ten states for the year ended December 31, 2004:

State	Amount	Percentage of total
Florida	$1,723,686	13%
California	1,522,302	11%
Georgia	983,870	7%
Illinois	827,606	6%
Minnesota	712,136	5%
Massachusetts	642,808	5%
Missouri	635,100	5%
Maryland	537,448	4%
Texas	522,807	4%
Colorado	522,351	4%
All others	5,002,830	36%
Total	$13,632,944

Sale of Residential Loans

NetBank customarily sells fixed rate agency-eligible mortgage loans that it originates, retaining the mortgage servicing rights, which may be sold separately or retained by NetBank.  Under ongoing programs established with Fannie Mae and Freddie Mac, NetBank aggregates such conforming conventional loans into pools that are assigned to Fannie Mae or Freddie Mac in exchange for mortgage-backed securities.  NetBank’s FHA mortgage loans and VA mortgage loans are generally pooled and sold in the form of Ginnie Mae mortgage-backed securities.  NetBank pays specified fees to Freddie Mac, Fannie Mae or Ginnie Mae, as applicable, in connection with these programs.  NetBank then sells Freddie Mac, Fannie Mae and Ginnie Mae mortgage-backed securities to securities dealers.  Substantially all of the Company’s agency-eligible mortgage loans qualify under the various Fannie Mae, Freddie Mac and Ginnie Mae program guidelines, which include specific property and credit standards, including a loan size limit.  Depending on market conditions for conforming loans and the related servicing rights, NetBank from time to time will sell a portion of its conventional loan production in whole loan sales to other conventional loan seller/servicers to optimize its overall execution into the secondary markets.  Depending on its appetite for earning assets, NetBank retains certain mortgages, primarily adjustable rate mortgages, second mortgages and home equity loans (“HELOCS”), for long-term investment.  During 2004, NetBank retained mortgages with principal balances aggregating $838 million.

The Company customarily sells non-conforming residential mortgage loans to private investors through whole loan sales for cash and retains no residual interests.

In the case of conventional loans, subject to the obligations of any primary mortgage insurer, NetBank is generally at risk for any mortgage loan default until the loan is sold (typically less than 90 days).  Once NetBank sells the loan, the risk of loss from mortgage loan default and foreclosure generally passes to the purchaser or insurer of the loan. In the case of FHA and VA loans, NetBank has, from the time such a loan is originated or purchased until the first borrower payment is due, a minimum of 31 days to request insurance or a guarantee certificate.  Once the insurance or the guarantee certificate is issued, NetBank has no risk of default, except with respect to certain losses related to foreclosures of FHA mortgage loans and losses that exceed the VA’s guarantee limitations.  In connection with NetBank’s loan exchanges and sales, NetBank makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards and as to accuracy of information.  NetBank may become liable for certain damages or may be required to repurchase such loans and bear any potential related loss on the disposition of those loans.  Typically, with respect to loans that NetBank repurchases, NetBank corrects the flaws that had resulted in the repurchase, and the loans are resold in the market or are repurchased by the original correspondent pursuant to the prior agreement. The Company maintains a reserve for future expected repurchases such as these is maintained by the Company as described more fully in notes 3 and 19 of the notes to the consolidated financial statements contained included in this report.

The sale of mortgage loans may generate a gain or loss to NetBank.  Gains or losses result primarily from two factors.  First, NetBank may originate or purchase a loan at a price (i.e., interest rate and discount) that may be higher or lower than NetBank would receive if it immediately sold the loan in the secondary market.  These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market.  Second, gains or losses upon the sale of loans may result from changes in interest rates, which cause changes in the market value of the loans, or commitments to originate loans, from the time the price commitment is given to the customer until the time that the loan is sold by NetBank to the investor.

To reduce the effects of changes in interest rates on NetBank’s inventory of mortgage loans and pipeline of commitments to fund mortgage loans, NetBank uses various hedging techniques.  As part of its hedging program, NetBank projects the portion of its commitments that it anticipates will close and assesses the associated risk.  The risk assessment is based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest-rate volatility.  NetBank constantly monitors these factors and adjusts its hedging instruments when appropriate throughout each business day.  NetBank’s hedging strategy currently consists of utilizing a combination of mandatory forward sales commitments on mortgage-backed securities and mortgage loans and options on mortgage-backed securities.

In connection with its agency-eligible mortgage loan sale program, which involves the sale of mortgage loans and mortgage-backed securities on a forward or other deferred delivery and payment basis, NetBank has credit risk exposure to the extent purchasers are unable to meet the terms of their forward purchase contracts. As is customary in the mortgage industry, none of the forward payment obligations of any of the Company’s counterparties is secured; however, NetBank attempts to limit its credit exposure on forward sales arrangements by entering into forward sales contracts solely with institutions that NetBank believes are sound credit risks and by limiting exposure to any single counterparty by selling to a number of investors.  For example, it is NetBank’s current policy that not more than the lesser of (i) $500 million or (ii) 30% of the total forward purchase contracts outstanding at any time be with any single counterparty.  All counterparties are obligated to settle such sales in accordance with the terms of the related forward sale agreement.

Transaction Processing Segment

The Company offers a growing line of financial related transaction processing services to merchants, community banks and other organizations. Many of these services are offered on a private-label basis.

Current offerings include:

•                  ATM services

•                  Point of Sale (“POS”) transaction processing

•                  Mortgage servicing

•                  Online banking programs

•                  Payment and deposit processing

The Company intensified its efforts to diversify into this segment in late 2003. Management had previously identified this segment as a significant growth prospect, since the segment has an attractive earnings profile with minimal capital requirements. Management believes investors will value income from this segment more favorably than earnings from the Company’s retail banking and financial intermediary segments over time, since transaction processing-related income tends to be more stable and predictable with a generally higher long-term cyclical growth rate.

The Company has made a number of strategic acquisitions increase the services it offers. In late 2003, the Company acquired an ATM and merchant processing business. This acquisition serves as the model for the types of transactions management will continue to pursue for this segment. This acquisition provided the Company with a new line of business that complemented its transaction processing strategy and dovetailed with the Company’s other operating segments. The Company has branded the majority of the approximately 8,000 ATMs in its ATM servicing network and made them available on a surcharge-free basis to the Company’s retail banking customers. This network ranks as the second-largest bank-operated network. According to internal research, the Company now provides its banking customer access to more surcharge-free machines than any other U.S. bank except one.

The Company was able to also develop its transaction processing operations by leveraging core competencies that already existed within its other segments. These competencies have simply been packaged and marketed to other banks or financial institutions on a business-to-business basis. The Company’s decision to market the small business online banking platform that it developed for its own banking customers is a good example of this approach.

Management does not believe its strategy of re-selling the Company’s core competencies will greatly undermine the ability for the Company’s own direct-to-consumer operations to compete and grow market share. The small community banks and credit unions that are interested in the Company’s transaction processing services generally cater to a different consumer demographic and market segment than the Company’s retail banking operations reach.

The overall landscape for the Company’s transaction processing initiatives is fairly crowded and competitive. Within each line of business, the Company competes against a few larger, well-known providers. However, the Company seeks to focus on an underserved niche of smaller businesses or banks that the larger competitors generally do not pursue on a proactive basis.  Management believes this focus will ultimately be successful.

The transaction processing segment achieved profitability during 2004, contributing $2.3 million of pre-tax income.

Procedures for Determining the Adequacy of the Allowance for Credit Losses

The Company reviews large, heterogeneous loans for collectibility on a loan level basis. Specifically, the Company reviews collateral appraisals, current rent rolls, cash projections and financial statements for each property. Guarantor financial statements are reviewed where appropriate. The Company then classifies each loan as “Pass,” “Special Mention,” “Substandard,” “Doubtful” or “Loss”, as appropriate, and applies percentages or ranges of allowances to each classification.

The Company considers each of its portfolios of first mortgages, second mortgages, HELOCs, consumer loans, and auto loans as being respective portfolios of homogeneous assets. The Company evaluates the adequacy of its allowance for each of these portfolios based on the risk characteristics of each portfolio taken as a whole. Additionally, the Company reviews the delinquency status of each of the loans within the portfolio and classifies it as “Pass,” “Special Mention,” “Substandard,” “Doubtful” or “Loss” based on delinquency status. Allowance percentages are applied to each risk category. The Company generally provides allowances of 15%, 50% and 100% for loans classified “Substandard,” “Doubtful” and “Loss”, respectively. For “Pass” and “Special Mention” credits, the Company reviews loss estimates made by rating agencies for securitizations of loans of similar type and determines a range of life of loan losses for each group of mortgage loans and HELOCs. For auto loans, the Company provides, at a minimum, allowances based upon loss estimates for the succeeding twelve months for each vintage year of production. The Company selects its point estimate in that range based upon the seasoning of the groups of loans in its portfolio including the age of the respective portfolios, incidence of default, and loss severity to date. The Company maintains a data base of vintage year loss history on loans in its portfolio that it originated. When the Company’s vintage analysis has adequate statistical data on the loss behaviors of loans that it produced and retained, it will supplement the data used from rating agencies with its own experience and use the combined data to estimate expected losses.

For lease receivables, the Company uses its historic “vintage analysis” to estimate probable losses for leases originated by its NetBank Business Finance division.  In the past, the Company acquired certain leases from an outside third party that were guaranteed by various sureties. The Company is currently in litigation with the sureties on those leases. See Item 3. Legal Proceedings. and note 19 of the notes to the consolidated financial statements within this report for information related to those leases.

See the heading “Financial Condition - Asset Quality and Non-performing Assets” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for additional qualitative and quantitative information regarding the Company’s allowance for credit losses including information regarding management estimates as to the sufficiency of the allowance for credit losses.

Seasonality

While the Company as a whole is not materially influenced by seasonal trends, the residential mortgage banking industry, generally, and the Company’s Financial Intermediary segment are subject to seasonal trends.  These trends reflect the general pattern of resale of homes, which typically peaks during the spring and summer seasons and declines to lower levels from mid-November through January. Refinancings tend to be less seasonal and more closely related to changes in interest rates.

Competition

Retail Banking

The marketplace for general banking services is highly competitive and commoditized. The Company previously enjoyed a unique market position as one of the few online banking providers and had no head-to-head competitors. It also had the potential for a significant pricing advantage since it operated a branchless business model and did not have the fixed overhead expenses of its branch-based competitors. As a result, the Company was able to compete aggressively on convenience and price.

These advantages have diminished recently. Over the past several years, traditional branch banks began to offer online services. Initially, these banks charged a fee for their service since it represented an additional, incremental cost to the bank. Within the last 18 months, these banks have generally dropped these fees. Many of these banks now recognize that online banking customers tend to be more profitable than offline customers. Industry research has shown that online customers generally maintain higher balances, require less customer support and have lower attrition rates than their offline counterparts.

Today, the Company competes directly with large national banks, such as Bank of America, Citigroup and Wells Fargo, along with community banks, credit unions and non-traditional banking providers, such as E*Trade, Charles Schwab and others. As these institutions have closed the gap on the convenience front, the Company has found that it is competing more frequently on price alone. The Company does not consider price leadership a viable or prudent marketing strategy over the long term. Higher deposit rates may not be compelling enough to convince the average consumer to choose a branchless bank over a traditional bank that can provide branches and an online offering.

Management believes the Company has an opportunity to regain competitive advantage in the future by focusing on bundled product offerings, ease of use and highly integrated technology, but there can be no assurance that the Company’s efforts will be successful.

Financial Intermediary

The mortgage banking industry is highly competitive.  The Company competes with financial institutions, mainly mortgage banking companies, commercial banks and savings and loan associations and, to a lesser extent, credit unions and insurance companies. The Company competes principally by purchasing or originating a variety of mortgage loans, emphasizing the quality of its service and pricing the loans at competitive rates.  Many of the Company’s competitors may have greater financial resources, better operating efficiencies and longer operating histories than the Company.  Many of the nation’s largest mortgage banking companies and commercial banks have a significant number of branch offices in areas in which the Company’s correspondents and wholesale regional operations centers operate.  Increased competition for mortgage loans from larger lenders may result in a decrease in the volume of loans purchased or originated by the Company, thereby likely reducing the Company’s revenues.  At the same time, Fannie Mae and Freddie Mac are developing technologies and business practices that could reduce their reliance on large mortgage banking companies for loan production and enable them to directly access smaller producers for volume.  Due to the current highly competitive market-pricing environment, the Company may be unable to achieve its planned level of originations or consummate acquisitions of mortgage servicing rights at a satisfactory cost.  The Company does not have a significant market share of mortgage banking activities in the areas in which it conducts operations.

Due to the foregoing considerations, there can be no assurance that the Company will be able to continue to compete successfully in the markets it serves. Inability to compete successfully would have a material adverse effect on the results of operations and financial condition of the Company.

Transaction Processing

The transaction processing marketplace is highly competitive and fairly fractured, with a few large and well-known providers dominating in different areas of specialty. The Company is competing in a number of emerging markets, such as electronic deposit and payment clearing. However, larger providers are also targeting these markets for growth. The Company believes it can compete effectively by catering to smaller companies who are unlikely to attract the interest of these larger providers.

The Company does operate in one marketplace that is generally more mature. The ATM processing industry is fairly saturated. In 2004, there was significant consolidation among providers. The Company’s ATM operation participated in the consolidation by acquiring the servicing contracts for a number of smaller, independent ATM networks. These additions led to greater scale and efficiency improvements, and the Company believes the operation is well positioned for continued growth. At year-end, the operation had 7,936 ATMs and 2,153 merchant processing terminals in deployment.

Intellectual Property and Proprietary Rights

NetBank regards the form and substance of its name and other intellectual property that it has developed as proprietary, and NetBank attempts to protect them by seeking court enforcement of its intellectual property rights. NetBank takes active measures to safeguard its name and other proprietary intellectual property. Policing unauthorized use of proprietary information is difficult, however, because of the uncertain and complicated nature of this kind of litigation. For a court ruling canceling NetBank’s federally registered service mark in the name “NetBank®,” see Item 3. Legal Proceedings included in this report.

NetBank owns the Internet domain name “netbank.com.” as well as other domain names related to the businesses the Company operates. Domain names in the United States and in foreign countries are regulated, but the laws and regulations governing the Internet are continually evolving. NetBank actively monitors the use of potentially infringing names on the Internet and takes action to protect its intellectual property rights.

Supervision and Regulation

Savings and loan holding companies and federal savings banks are extensively regulated under federal law, as are operating subsidiaries of federal savings banks. The following is a brief summary of certain statutes and rules and regulations that affect or may affect the Company and its major subsidiaries with regard to Savings and Loan Holding Company Regulation, Bank Regulation and Mortgage Banking Regulation. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the businesses of the Company and its subsidiaries.  Certain of the Company’s subsidiaries are subject to insurance laws and regulations.  Supervision, regulation and examination of the Company and its subsidiaries by the regulatory agencies are intended primarily for the protection of depositors and borrowers rather than shareholders and creditors of the Company. The terms savings association, federal savings bank and thrift are used interchangeably in this section.

Savings and Loan Holding Company Regulation

The Company is a registered holding company under both the Savings and Loan Holding Company Act (the “SLHCA”) set forth in Section 10 of the Home Owners Loan Act (“HOLA”) and the Financial Institutions Code of Georgia (“FICG”). The Company is regulated under such acts by the Office of Thrift Supervision (the “OTS”) and by the Georgia Department of Banking and Finance (the “Georgia Department”), respectively. As a savings and loan holding company, the Company is required to file with the OTS an annual report and such additional information as the OTS may require pursuant to the SLHCA. The OTS also conducts annual safety and soundness and information technology examinations of the Company.

Savings and loan holding companies and their subsidiaries are prohibited from engaging in any activity or rendering any services for or on behalf of their savings institution subsidiaries for the purpose or with the effect of evading any law or regulation applicable to the institution. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that are designed to protect the holding company’s savings institution subsidiaries. However, if the holding company owns only one insured institution (a unitary holding company) and was in existence prior to May 4, 1999, the SLHCA and the FICG impose no such restrictions on the activities of its non-bank subsidiaries, provided that the lone savings institution satisfies the qualified thrift lender test (discussed below). Moreover, a unitary holding company that satisfies these requirements is not restricted to any statutory prescribed list of permissible activities. However, the Financial Services Modernization Act of 1999 (the “FSM Act”) provides that, while existing unitary holding companies retain these unrestricted powers, if the unitary holding company is then acquired by another party, its powers are restricted to those permitted for financial holding companies under the Act. The Company is currently a unitary holding company that satisfies these requirements.

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

An acquisition by merger, consolidation or purchase of assets of such an institution or holding company or of substantially all of the assets of such an institution or holding company is also prohibited without prior OTS or Georgia Department approval. When considering an application for such an acquisition, the OTS and the Georgia Department take into consideration the financial and managerial resources and future prospects of the prospective acquiring company and the institution involved. This includes consideration of the competence, experience and integrity of the officers, directors and principal shareholders of the acquiring company and savings institution. In addition, the OTS and the Georgia Department consider the effect of the acquisition on the institution, the insurance risk to the Savings Association Insurance Fund (“SAIF”), the convenience and needs of the community to be served and any possible anti-competitive effect.

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

In connection with the March 31, 2002 acquisition of Resource by the Company, the regional director of the OTS and the Company entered into a side letter agreement providing that the Company, on a consolidated basis, maintain a minimum common equity capital-to-total assets ratio of 10.0% through December 31, 2004.                 Subsequently, the OTS approved excluding from this calculation capital held against forward sold conforming mortgages, for which required capital would be the greater of 5% or $50,000, provided that the total capital to total assets would not fall below 8%.  Additionally, NetBank, FSB was required to maintain a minimum of 6% core capital and 12% total risk-based capital ratios through December 31, 2004.  While NetBank, FSB was not in compliance with the terms of the side letter agreement on December 31, 2004, it expired on January 1, 2005 and therefore, the Company and NetBank, FSB are no longer subject to its restrictive terms. The Company is not aware of any negative consequences associated with the expired side letter agreement. NetBank, FSB was categorized as well-capitalized with a total risk-based capital ratio of 11.30% as of December 31, 2004. See note 20 of the notes to the consolidated financial statements included in this report for additional details regarding NetBank’s capital.

The Georgia Department requires that savings and loan holding companies, such as the Company, maintain a 5% Tier 1 leverage ratio on a consolidated basis.

Bank Regulation

General.    The Bank is a federal savings bank organized under the laws of the United States. The Bank and its operating subsidiaries are subject to annual examination by the OTS for safety and soundness, for compliance with consumer protection laws and regulations and for information technology. The OTS regulates all areas of the Bank’s operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations. OTS regulations generally provide that federal savings banks and their operating subsidiaries must be examined no less frequently than every 12 months, with certain exceptions. The Bank is subject to assessments by the OTS to cover the costs of such examinations.

The Bank is also insured and regulated by the Federal Deposit Insurance Corporation (the “FDIC”). The major functions of the FDIC with respect to insured federal savings banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors. The FDIC also works to prevent the development and continuance of unsound and unsafe banking practices.

Subsidiary institutions of a savings and loan holding company, such as the Bank, are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the holding company or any of its subsidiaries, on investment in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.  See the section entitled “Transactions with Affiliates Restriction” below for greater detail.  In addition, a holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services.

Capital Requirements.    OTS regulations require that federal savings banks maintain (i) ”tangible capital” in an amount of not less than 1.5% of total assets, (ii) ”core capital” in an amount not less than 4.0% of total assets, and (iii) a level of risk-based capital equal to 8% of risk-weighted assets. Under OTS regulations, the term “core capital” generally includes common stockholders’ equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill) and certain investments in certain subsidiaries plus 90% of the fair market value of readily marketable purchased mortgage servicing rights (“PMSRs”) and purchased credit card relationships (subject to certain conditions). “Tangible capital” generally is defined as core capital minus intangible assets and investments in certain subsidiaries, except PMSRs.

In determining total risk-weighted assets for purposes of the risk-based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (depending upon the nature of the asset) and (iii) the resulting amounts are added together and constitute total risk-weighted assets. “Total capital,” for purposes of the risk-based capital requirement equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4%.

OTS regulations also include an interest-rate risk component in the risk-based capital requirement. Under this regulation, an institution is considered to have excess interest rate-risk if, based upon a 200-basis point change in market interest rates, the market value of an institution’s capital changes by more than 2%. This requirement does not have any material effect on the ability of the Bank to meet the risk-based capital requirement. The OTS also revised its risk-based capital standards to ensure that its standards provide adequately for concentration of credit risk, risk from nontraditional activities and actual performance and expected risk of loss on multi-family mortgages.

Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution’s capital was or may become inadequate in view of its particular circumstances.

Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (“well capitalized,” “adequately capitalized,”

“undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) in which all institutions are placed. Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with regulatory approval. An institution may be downgraded to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments.    The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. The FDIC then determines an institution’s insurance assessment rate based on the institution’s capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from $0.0 to $0.27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.

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

Community Reinvestment Act.    The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. The CRA requires that the board of directors of financial institutions, such as the Bank, adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank’s CRA performance will be assessed pursuant to the following criteria: (1) the Bank’s loan to deposit ratio, adjusted for seasonal variation and, as appropriate, other related lending activities such as loan originations for sale to the secondary markets, community development loans and qualified investments; (2) the percentage of loans and, as appropriate, other lending related activities located in the Bank’s assessment area; (3) the Bank’s record of lending to and, as appropriate, engaging in other lending related activities for borrowers of different income levels and businesses and farms of different sizes; (4) the geographic distribution of the

Bank’s loans; and (5) the Bank’s record of taking action if warranted in response to written complaints about its performance in helping to meet credit needs in its assessment area. Additionally, the terms of any CRA-related agreements must be publicly disclosed.

Capital Distributions.    An OTS rule requires prior notice of all capital distributions by savings associations that are subsidiaries of a holding company (including dividends, stock repurchases and cash-out mergers). An institution that both before and after a proposed capital distribution has net capital equal to or in excess of its capital requirements may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators, without an application to the OTS make capital distributions in any calendar year up to 100% of its net income to date during the calendar year to date plus the retained net income for the two preceding calendar years.

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

Equity Investments.    The OTS has revised its risk-based capital regulation to modify the treatment of certain equity investments and to clarify the treatment of other equity investments. Equity investments that are permissible for both savings banks and national banks will no longer be deducted from savings associations’ calculations of total capital over a five-year period. Instead, permissible equity investments will be placed in the 100% risk-weight category, mirroring the capital treatment prescribed for those investments when made by national banks under the regulations of the Office of the Comptroller of the Currency. Equity investments held by savings associations that are not permissible for national banks must still be deducted from assets and total capital.

Qualified Thrift Lender Requirement.    A federal savings bank is deemed to be a “qualified thrift lender” (“QTL”) as long as its “qualified thrift investments” equal or exceed 65% of its “portfolio assets” on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FDIC and (iii) shares of stock issued by any Federal Home Loan Bank (“FHLB”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”). In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (i) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; and (v) consumer loans (in an amount up to 20% of portfolio assets). For purposes of the QTL test, the term “portfolio assets” means the savings institution’s total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

OTS regulations provide that any savings association that fails to meet the definition of a QTL must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings associations and national banks. Further, within one year of the loss of QTL status, a holding company of a savings association that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies. In order for the Bank to exercise the powers granted to federally chartered savings associations and for the Company to retain the power of a unitary holding company, the Bank must meet the definition of a QTL. As of December 31, 2004 NetBank, FSB was deemed to be a QTL.

Loans to One Borrower Limitations.    HOLA generally requires savings associations to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. HOLA provides exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits. A savings association may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; or (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings association’s unimpaired capital and unimpaired surplus, provided other conditions are satisfied. The Federal Institutions Reform, Recovery, and Enforcement Act of 1989 provided that a savings association could make loans to one borrower to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith in amounts up to 50% of the savings association’s unimpaired capital and unimpaired surplus. The OTS, however, has modified this standard by limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. That rule provides, however, that purchase money mortgages received by a savings association to finance the sale of such real property do not constitute “loans” (provided no new funds are advanced and the savings association is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loans to one borrower limitations.

Commercial Real Property Loans.    HOLA limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 400% of the savings association’s capital.

Federal Home Loan Bank System.    The FHLB System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (the “FHFB”). The FHLBs provide a central credit facility for member savings associations. The maximum amount that the FHLB of Atlanta will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Atlanta, and the maximum amount generally is reduced by borrowings from any other source. The Financial Services Modernization Act has enabled the FHLB to expand the credit window for members by expanding the purposes for which FHLB’s may make secured advances and the types of collateral eligible to secure these advances, as well as eliminating restrictions on advances to thrifts not meeting the QTL test.

Federal Reserve System.    The Federal Reserve Board has adopted regulations that require savings associations to maintain non-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the Bank’s interest-earning assets.

Savings institutions also have the authority to borrow from the Federal Reserve “discount window.” Federal Reserve Board regulations, however, require savings associations to exhaust all FHLB sources before borrowing from a Federal Reserve bank.

Privacy.    Financial institutions are regulated by federal law and federal regulatory agency rules that are designed to protect the privacy rights of its customers who obtain goods or services from the institution that are to be used primarily for personal, family or household purposes.  State legislatures and agencies are increasingly active in the same regard.  In general, this body of law requires the institutions to disclose their policies for collecting, sharing and protecting the confidential information of their customers.  Under the Gramm-Leach Bliley Act of 1999 (the “GLBA”), for example, customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under certain circumstances, such as in the course of processing a transaction requested by the customer, in connection with the institution’s joint sponsorship of a product or service with a nonaffiliated third party, or when required to do so under various state or federal laws (i.e., complying with a subpoena).  Additionally, the GLBA provides that financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.  Customer’s rights to privacy are also protected by the Fair Credit Reporting Act, addressed below in “Consumer Credit Reporting.”

Regulatory agencies, including the OTS and the FDIC, jointly published a Privacy Rule that establishes information security safeguards, including a requirement for annual risk assessments and other administrative, technical and physical safeguards.  Such safeguards are to insure the security of the customers’ records in light of potential threats, hazards or unauthorized access to or use of such records that could harm the customer.

Consumer Credit Reporting.    On December 4, 2003, and in part due to the growing threat of identity theft in our society, President George W. Bush signed the Fair and Accurate Credit Transactions Act (the “FACT Act”), amending the federal Fair Credit Reporting Act (the “FCRA”). Most of the amendments to the FCRA (the “FCRA Amendments”) were to have become effective in late 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

The FCRA Amendments include, among other things:

•                  new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•                  new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•                  new notice requirement when negative information about the consumer is reported to a credit reporting agency;

•                  a new requirement for mortgage lenders to disclose credit scores and related information to consumers;

•                  a new requirement prohibiting users of consumer reports that contain identity theft and military alerts from taking certain actions until a reasonable belief of the identity of the requester has been established;

•                  restrictions on the sale or transfer of debt caused by identity theft; and

•                  for entities that furnish information to consumer reporting agencies, new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. While the FCRA Amendments will limit NetBank’s ability to share information with its affiliates for marketing purposes, the actual impact of these limitations will depend on the extent to which our customers elect to prohibit the use of their personal information for marketing purposes. We have no basis at this time to predict the volume of consumer “opt-outs.”

NetBank and its subsidiaries have implemented policies and procedures for those provisions with a mandatory compliance date on or before December 1, 2004.  Prior to the effective date of the remaining FCRA Amendments, NetBank and its subsidiaries will implement policies and procedures to comply with the new rules.

Anti-Money Laundering and Anti-Terrorism Legislation.    The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional “know your customer” rules became effective in June 2003, requiring NetBank’s banking, mortgage banking, and insurance subsidiaries to establish a customer identification program under Section 326 of the USA PATRIOT Act. NetBank and these subsidiaries implemented procedures and policies to comply with these rules prior to the effective date of each of the rules.

The Bank Secrecy Act and its implementing regulations, designed to fight drug trafficking, money laundering, and other federal crimes require financial institutions to keep extensive records for possible use in criminal, tax, and regulatory investigations or proceedings.  Financial institutions are required to report and/or retain records of various types of transactions, for example, currency transaction reports if transactions involve more than $10,000 in currency, certain cash purchases of monetary instruments,  known or suspected crimes and suspicious activities, and certain wire (funds)

transfers,  creating a “paper trail” to track certain financial transactions.

Executive Order 13224 was signed by the President on September 23, 2001, blocking property and prohibiting transactions with persons who commit, threaten to commit, or support terrorism. All U.S. persons are prohibited from making or receiving any contribution of funds, goods, or services to or for the benefit of a blocked person.

In addition, The Office of Foreign Assets Control (“OFAC”)  require financial institutions to block or otherwise freeze accounts and certain other assets of sanctioned countries, entities, and individuals identified as being hostile to U.S. foreign policy and a threat to national security.  Unlicensed trade and financial transactions are also prohibited.  Transactions involving target countries or Specially Designated Nationals subject to economic sanctions or persons associated with international narcotics trafficking or terrorism must be reported.

Check Cashing for the 21st Century Act.  The “Check 21 Act,” which became effective on October 28, 2004, authorizes substitute checks to replace paper checks if they contain the same information as the original and meet certain other conditions.  The Check 21 Act enables institutions to process checks electronically.  The rules do not require institutions to send or receive electronic images.  However, once a properly created substitute check is created or presented by a financial institution, the substitute check is deemed to be warranted by such financial institution, becomes the legal equivalent of the original check and must be accepted by all persons for all purposes.

Flood Disaster Protection.  The Flood Disaster Protection Act prohibits a lender from making, renewing, or extending loans secured by property or inventory located in a FEMA designated special flood hazard area unless the loan is covered its entire term by flood insurance.

Consumer Protection Laws and Regulations—Loan Operations.    Interest and other charges collected or contracted for by the Bank and its operating subsidiaries are subject to various laws concerning interest rates and disclosures. In addition, their loan operations are also subject to various laws applicable to credit transactions, such as:

•                  The federal Truth-In-Lending Act and Regulation Z, requiring disclosure of the costs of credit, providing for the right to rescind certain transactions, and error resolution procedures for open-end transactions. Regulation Z also implements HOEPA requiring expanded disclosures and prohibiting certain practices with regard to high cost home loans to consumer borrowers;

•                  The Home Mortgage Disclosure Act and Regulation C, requiring financial institutions and other mortgage lenders to collect and report certain data in connection with home purchase and home improvement loans, including refinancings. This information can be used by the public and public officials to help determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, assist in the distribution of public sector investments, and assist in identifying possible discriminatory lending patterns and enforcing anti-discrimation statutes;

•                  The Equal Credit Opportunity Act and Regulation B, promoting the availability of credit to all credit worthy applicants and prohibiting discrimination against a borrower or potential borrowers on the basis of race, color, religion, national origin, sex, marital status, age, the receipt of public assistance income, or the exercise of a consumer protection right;

•                  The Fair Housing Act prohibiting discrimination in the sale or rental of housing, including financing and advertising, on the basis of race, color, religion, sex, handicap or familial status;

•                  The Real Estate Settlement Procedures Act and HUD’s Regulation X, which requires the disclosure of certain basic information to mortgagors concerning settlement costs and prohibits the charging of unearned fees and certain “kickbacks” or other fees for referrals in connection with a residential mortgage settlement service;

•                  The Soldiers’ and Sailors Civil Relief Act of 1940, recently revised by the Servicemembers Civil Relief Act governing the repayment terms of, and property rights underlying, secured obligations while persons are in active military service;

•                  The Fair Credit Reporting Act, governing consumer reports by consumer reporting agencies; the reporting of information to consumer reporting agencies; making prescreened offers of credit; the sharing of consumer report information among affiliated and unaffiliated third parties; and requirements for users of consumer report information;

•                  The Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected and prohibiting certain practices considered abusive; and

•                  As applicable, the rules and regulations of the various state and federal supervisory and enforcement agencies charged with the responsibility of implementing and enforcing compliance for such laws.

Consumer Protection Laws and Regulations—Deposit Operations.  The deposit operations of the Bank are subject to:

•                  The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•                  The Truth In Savings Act and Regulation DD, requires depository institutions to provide certain account related advertising and account opening disclosures to consumers so that they can meaningfully compare products among depository institutions. Subsequent disclosures must also be provided prior to changing terms or prior to the maturity of certain time accounts;

•                  Interest on Deposits—Regulation Q prohibits paying interest on demand deposits such as checking accounts, or other deposits having a maturity of seven days or less; and

•                  The Expedited Funds Availability Act and Regulation CC requires depository institutions to make deposited funds available within certain timeframe, provide disclosures of their funds availability policies, and post notices at ATMs and other places where consumer deposits are taken.

Marketing, Sales and Credit Practices

Unfair or Deceptive Acts or Practices and Regulation AA.    These laws prohibit banks from engaging in unfair and deceptive credit practices involving consumer credit transactions.  In addition, Section 5(a) of the FTC Act prohibits unfair and deceptive trade practices including, but not limited to misrepresentation in advertising.

Do Not Call/Do Not Fax.   The FTC and the FCC’s telemarketing rules prohibit placing telemarketing sales calls to a telephone number on the FTC’s Do Not Call Registry, except where there is an established business relationship or the consumer has given their expressed written authority to call.  These rules also require maintenance of company specific Do Not Call lists, and prohibits sending marketing related faxes to consumer or business prospects without their written consent.

CAN-SPAM Act of 2003.  CAN-SPAM went into effect on January 1, 2004 preempting most state laws governing the same.  It requires senders of commercial electronic messages whose primary purpose is promotion of a commercial product or service, to clearly and conspicuously identify the message as an advertisement or solicitation, include an clear and conspicuous notice to the recipient that they can opt-out of receiving future commercial e-mail messages from the sender,  and provide an electronic way for them to exercise that option.   It also prohibits certain practices like falsifying header information or using deceptive subject lines.

Mortgage Banking Regulation

The mortgage banking operations of the Company are subject to extensive regulation by federal governmental authorities.

The Company’s mortgage operations are also subject to various laws, including those discussed above under the heading “Consumer Protection Laws and Regulations—Loan Operations” and judicial and administrative decisions that, among other things, regulate credit-granting activities, require disclosures to customers, govern secured transactions and establish collection, repossession and claims handling procedures and other trade practices. The Company’s mortgage operations are also subject to the rules and regulations of the FHA, Freddie Mac, Fannie Mae, Ginnie Mae, HUD and the VA with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans.

In addition, there are other federal and state statutes and regulations, as well as judicial decisions, affecting such activities. Those rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as the Company are required to submit annually to the FHA, Freddie Mac, Fannie Mae, Ginnie Mae and the VA audited financial statements, and each regulatory entity has its own financial requirements. The Company’s mortgage operations also are subject to examination by the FHA, Freddie Mac, Fannie Mae, Ginnie Mae and the VA at all times to assure compliance with applicable regulations, policies and procedures. Many of the aforementioned requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class-action lawsuits and administrative enforcement actions. Such regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise restricting the ability of the Company to conduct its business as such business is now conducted.

There are various state and local laws and regulations affecting the Company’s mortgage operations. The Company’s mortgage businesses are in possession of licenses in all states in which they do business if such licenses are required and the requirement for such license is not preempted by federal law. Some of the Company’s mortgage loans also may be subject to state usury statutes.

Effect of Governmental Monetary Polices

The Company’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. Likewise, the monetary policies of the Federal Reserve can dramatically impact the level of overall mortgage industry volumes and the volumes of mortgages produced and servicing prepayments experienced by the Company’s mortgage banking operations. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

For purposes of Section 23A, an “affiliate” generally includes a bank’s parent and all other affiliates, except the bank and its subsidiaries. The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a savings bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank and its subsidiaries must also comply with certain provisions designed to avoid the taking of low-quality assets from affiliates.

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

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute. Legislation that would eliminate the federal savings bank charter is under discussion from time to time. If such legislation is enacted, the Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Various legislative proposals in recent years would have resulted in the restructuring of federal regulatory oversight, including, for example, consolidation of the OTS into another agency, or creation of a new Federal banking agency to replace the various agencies which presently exist. The Company is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to bad debt deductions previously taken. In addition, certain recent and proposed state and local legislation and regulations designed to protect consumers from predatory lending practices of unscrupulous lenders has had and may continue to have the unintended consequence of imposing unrealistic barriers on legitimate lenders’ ability to make mortgage loans and of restricting a consumer’s access to mortgage credit.

Insurance Regulation

NetInsurance and MG Reinsurance are subject to insurance laws and regulations governing their activities in the jurisdictions where they operate.

Risks Relating to NetBank’s Business

Changes in Economic Conditions

NetBank’s business is subject to various business risks, including competition from other financial institutions and other mortgage banking companies. Economic conditions affect the consumer’s decision to buy or sell residences as well as the number of residential mortgage loan delinquencies and foreclosures, the value of collateral supporting loan portfolios, administrative costs in evaluating and processing mortgage loan applications, and the cost and availability of funds that lending companies rely upon to make or purchase loans. Changes in the level of consumer confidence, tax laws, real estate values, prevailing interest rates and investment returns expected by the financial community could make mortgage loans of the types originated or purchased by the Company less attractive to borrowers or investors. Competition also may be affected by fluctuations in interest rates and general and local economic conditions.

The Company continues to face the same challenges as other companies within the banking and mortgage banking industries and, therefore, is not immune to significant volume declines, primarily in its mortgage banking operations, precipitated by changes in interest rates or other factors beyond its control.

Interest Rate Risks

NetBank’s principal businesses are retail banking and the origination and purchase of mortgage loans.  These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of NetBank’s assets and liabilities are monetary in nature and fluctuations in interest rates will affect NetBank’s future net interest income and cash flows.  Changes in long-term interest rates that do not correlate to changes in short-term interest rates can cause disproportionate changes in the value of NetBank’s interest-earning assets and interest-bearing liabilities or the shrinkage or widening of the spread NetBank expects to earn by holding interest-earning assets.  A decrease in the spread would have a negative impact on NetBank’s earnings and cash flow.

Litigation in Mortgage Banking

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

Recent interpretations by HUD together with several subsequent appellate court decisions have indicated that class actions regarding a lender’s compensation to brokers are inappropriate for resolution of the issue. So far, all of the cases have been resolved favorably for the mortgage banking industry, but if any of these cases are resolved against the lenders, it may cause an industry-wide change in the way independent mortgage brokers are compensated. Such a change could have a material adverse effect on the Company and the entire mortgage lending industry. The Company’s broker compensation and table-funded correspondent purchase programs permit such payments. Although the Company believes these programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new regulatory interpretations or judicial decisions may require the Company to change its broker compensation and table-funded correspondent purchase practices. Class action lawsuits may continue to be filed in the future against the mortgage banking industry generally.

Legislation Regarding Escrow Funds

Certain states require that interest be paid to mortgagors on escrow funds deposited by them to cover mortgage-related payments such as property taxes and insurance premiums. Federal legislation has in the past been introduced that would, if enacted, revise current escrow regulations and establish a uniform interest payment requirement in all states. If such federal legislation were enacted or if additional states enact legislation relating to payment of, or increases in the rate of interest on escrow balances, or if such legislation were retroactively applied to loans in the Company’s servicing portfolio, the Company’s earnings would be adversely affected.

Delinquency and Default

The Company’s profitability may be negatively impacted by economic downturns because, during such periods, the frequency of loan delinquencies and defaults tends to increase, thereby increasing defaults and loan losses on loans held in portfolio for long-term investment and increasing the cost to service the loans in the Company’s servicing portfolio. Also, the Company is generally at risk for delinquency or default of newly originated or purchased loans. In the case of conventional loans, the Company is generally at risk for any mortgage loan default from origination or purchase by the

Company, as the case may be, until the loan is sold (typically less than 90 days). Once the Company sells the loan, the risk of loss from mortgage loan default and foreclosure generally passes to the purchaser or insurer of the loan. The Company has from the time an FHA or VA mortgage loan is originated or purchased until the first payment is due, a minimum of 31 days, to request insurance or a guarantee certificate from the FHA and the VA, respectively. Once the insurance or the guarantee certificate is issued, the Company has no risk of default or foreclosure except with respect to certain losses related to foreclosures of FHA mortgage loans and losses that exceed the VA’s guarantee limitation.

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

Prior to the liquidation of a loan, the servicer must absorb the cost of funds advanced during the time the advance is outstanding. Further, the servicer must bear the increased costs of attempting to collect on delinquent and defaulted mortgage loans. The servicer generally is reimbursed for such advances ultimately by the mortgage loan owner or from liquidation proceeds. In addition, if a default is not cured, the mortgage loan will be extinguished as a result of foreclosure proceedings, and any servicing income will cease. As a consequence, the Company will forego servicing income from the time such loan becomes delinquent until it is foreclosed upon or is brought current. The Company maintains a reserve for possible losses at a level considered adequate to provide for known and inherent risks related to foreclosure and disposition losses. The Company’s evaluation of an adequate level of foreclosure reserves considers past loss experience, industry loss experience, geographic and product concentrations, delinquency trends, economic conditions and other relevant factors. The Company uses currently available information to make such evaluation; therefore, future adjustments to the foreclosure reserve will be required as conditions and assumptions are revised in response to changes in trends and the other factors and assumptions relevant to the Company’s evaluation.

With respect to VA loans, the VA guarantees the initial losses on a loan. The guaranteed amount generally ranges from 20% to 35% of the original principal balance. Before each foreclosure sale, the VA determines whether to bid to purchase the foreclosed loan by comparing the estimated net sale proceeds to the outstanding principal balance and the servicer’s accumulated reimbursable costs and fees. If this amount is a loss and exceeds the guaranteed amount, the VA typically issues a no-bid and pays the servicer the guaranteed amount. Whenever a no-bid is issued, the servicer absorbs the loss, if any, in excess of the sum of the guaranteed principal and amounts recovered at the foreclosure sale. The Company’s historical delinquency and foreclosure rate experience on VA loans has generally been consistent with that of the industry.

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

Changes in the Market for Mortgage Loans and Mortgage Servicing Rights

Volume of Mortgage Loans Produced. During periods of declining interest rates, the Company typically experiences an increase in loan originations because of increased home purchases and, particularly, increased refinancing activity. Increases in interest rates typically adversely affect refinancing activity, which has an adverse effect on the Company’s origination revenues. For the year ended December 31, 2004, 37% of the Company’s mortgage loan production was attributable to refinancings, compared to 48% during 2003.

Sales of Mortgage Loans.  Gains or losses on sales of mortgage loans may result from changes in interest rates from the time the interest rate on a customer’s mortgage loan application is established to the time the Company sells the loan. At any given time, the Company has committed to sell substantially all of its agency-eligible mortgage loans that are closed and a percentage of the agency-eligible mortgage loans that are not yet closed but for which the interest rate has been established (“rate locks”). To manage the interest rate risk of the Company’s rate locks, the Company continuously projects the percentage of the rate locks it expects to close and, on the basis of such projections, enters into forward sales commitments to sell such loans. To reduce the effect of such interest rate changes, the Company employs a variety of techniques, currently consisting of a combination of mandatory forward sales commitments for mortgage-backed securities and put and call option contracts on U.S. Treasuries.

If interest rates make an unanticipated change, the actual percentage of rate locks that close may differ from the projected percentage. A sudden increase in interest rates can cause a higher percentage of rate locks to close than projected. To the degree that this may not have been anticipated, the Company may not have made forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices, adversely affecting results of operations. Likewise, if a lower percentage of rate locks close than was projected, due to a sudden decrease in interest rates or otherwise; the Company may have committed to sell more than actually close and as a result may incur significant losses in fulfilling these commitments, adversely affecting results of operations. This risk is greater during times of interest rate volatility.

Value of Mortgage Servicing Rights.  The value of the Company’s servicing portfolio may be adversely affected if mortgage interest rates decline and loan refinancings and prepayments increase. In periods of declining interest rates, the economic advantages to borrowers of refinancing their mortgage loans become greater. Increases in the rate of mortgage loan prepayments reduce the period during which the Company receives servicing income from such loans. The Company capitalizes the cost of the acquisition of servicing rights from third parties and capitalizes a value for the servicing rights on loans that it originates. The value of servicing rights is based upon the net present value of estimated future cash flows. If the rate of prepayment of the related loans exceeds the rate assumed by the Company, due to a significant reduction in interest rates or otherwise, the value of the Company’s servicing portfolio will decrease and accelerated amortization of servicing rights or recognition of an impairment provision may become necessary, thereby decreasing earnings. The Company attempts to mitigate these risks with respect to the value of its servicing rights by maintaining a portfolio of interest rate option and other derivative contracts whose value tends to increase in periods of declining interest rates, thus mitigating the decline in value typical during the same period with respect to servicing rights. However, there can be no assurance that the Company’s efforts to mitigate these risks will prevent value loss or impairment provisions.

Sales of Mortgage Servicing Rights.  The prices obtained by the Company upon the sale of its mortgage servicing rights depend upon a number of factors, including the general supply of and demand for mortgage servicing rights, as well as prepayment and delinquency rates on the portfolio of mortgage servicing rights being sold. Interest rate changes can affect the ability to sell, or the profitability of a sale of, mortgage servicing rights. Purchasers of mortgage servicing rights analyze a variety of factors, including prepayment sensitivity of loans underlying servicing rights, to determine the purchase price they are willing to pay. Thus, in periods of declining interest rates, sales of mortgage servicing rights related to higher interest rate loans may be less profitable than sales of mortgage servicing rights related to lower interest rate loans because it is possible that the loans bearing higher interest rates will be refinanced. Because these factors are largely beyond the control of the Company, there can be no assurance that the current level of profitability from the sale of mortgage servicing rights will be maintained.

Liabilities Under Representations and Warranties

In the ordinary course of business, the Company makes representations and warranties to the purchasers and insurers of its mortgage loans and the purchasers of mortgage servicing rights regarding compliance with laws, regulations and program standards and as to accuracy of information. Under certain circumstances, the Company may become liable for certain damages or may be required to repurchase a loan if there has been a breach of representations or warranties. The Company generally receives similar representations and warranties from the correspondents from whom it purchases loans. However, in the event of breaches of such representations and warranties, the Company is subject to the risk that a correspondent may not have the financial capacity to repurchase loans when called upon to do so by the Company or otherwise may not respond to demands made by the Company. The Company estimates its liability with respect to such representations and warranties based upon a vintage analysis of repurchases of loans by year of production. Since the Company no longer services the vast majority of loans and servicing sold in prior years, the Company is unable to calculate the amount of loans still outstanding for which such representations and warranties relate. For example, increases or decreases in prepayments of loans and servicing previously sold can have a favorable or unfavorable impact on the amount of representation and warranty claims ultimately asserted. Therefore, there is no assurance that future claims for representations and warranties will be similar to the Company’s experience as depicted in its vintage analysis. See note 19 of the notes to the consolidated financial statements included in this report for additional details regarding the Company’s liabilities under representations and warranties, including the past repurchase and current reserve information.

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

Dependence Upon Independent Mortgage Brokers and Mortgage Bankers

The Company depends largely upon independent mortgage bankers, including smaller mortgage companies and commercial banks, and, to a lesser extent, upon independent mortgage brokers, for its originations and purchases of mortgage loans. Substantially all of the independent mortgage brokers and mortgage bankers with whom the Company does business deal with multiple loan originators for each prospective borrower. Wholesale lenders compete for business based upon pricing, service, loan fees and costs and other factors. The Company’s competitors also seek to establish relationships with the same independent mortgage bankers and mortgage brokers with whom the Company seeks to do business, none of whom is obligated by contract or otherwise to continue to do business with the Company. Future operating and financial results of the Company will be susceptible to fluctuations in the volume and cost of its broker and mortgage banker-sourced loans resulting from, among other things, competition from other purchasers of such loans.

Possible Changes in Accounting Estimates

In preparing the Company’s financial statements, management is required to make estimates based on available information that can affect the reported amounts of assets, liabilities and disclosures as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the Company’s reserves for foreclosure losses and repurchased loans, its reserve for representation and warranty claims for previous sales of loans and mortgage servicing rights, and its allowances for credit losses on its loan and lease receivables. Additionally, estimates concerning the fair values of mortgage loans held for sale, servicing rights, servicing hedges and the Company’s other hedging instruments are all relevant to ensuring that mortgage loans are carried at the lower of cost or market, and that potential impairments of servicing rights are recognized as and if required. Because of the inherent uncertainties associated with any estimation process and due to possible future changes in market and economic conditions that will affect fair values, it is possible that actual future results in realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date. See the heading “Critical Accounting Policies” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Federal Programs: Availability of Active Secondary Market

The Company’s ability to generate revenue through sales of mortgage-backed securities is largely dependent upon the continuation of programs administered by Fannie Mae, Freddie Mac and Ginnie Mae, which facilitate the issuance of such securities, as well as the Company’s continued eligibility to participate in such programs.  The Company anticipates that it will continue to remain eligible to participate in such programs, but any significant impairment of such eligibility would materially adversely affect its operations. In addition, the mortgage loan products eligible for such programs may be changed from time to time by the sponsor. The profitability of specific types of mortgage loan products may vary depending on a number of factors, including the administrative costs to the Company of originating or purchasing such types of mortgage loans.  Proposals are being considered in Congress and by various regulators that would affect the manner in which these agencies conduct their businesses.  These proposals include establishing a new independent regulatory authority to regulate these agencies, increasing the authority of the Securities and Exchange Commission over these agencies, and reducing or limiting the benefits these agencies receive from the federal government.  In addition, the accounting practices employed by these agencies are being investigated, and to some extent have been alleged to be improper, by various regulatory authorities.  These proposals, if enacted, and the results of these investigations could have an adverse impact on these agencies and in turn on the Company’s business.

Employees

At December 31, 2004, NetBank had 2,373 regular employees, substantially all of whom were full-time employees, and 319 contract temporary employees. None of NetBank’s employees are represented by a union. NetBank considers its relations with employees to be good.

Available Information

The Company’s Internet address is www.netbankinc.com. Information can also be accessed via the Bank’s Internet site www.netbank.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge through its Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2.                                                     PROPERTY

The Company leases 48,916 square feet of office space at 11475 Great Oaks Way, Suite 100, Alpharetta, Georgia 30022. This property houses the Company’s Retail Banking operations and corporate headquarters. It is subject to a renewable lease that expires on June 30, 2006.  The Company leases 131,181 square feet of office space at 9710 Two Notch Road, Columbia, South Carolina 29223 and 59,500 square feet at 7215 Financial Way, Jacksonville, Florida 32256.  These properties house the correspondent and wholesale mortgage operations of the Company’s financial intermediary segment. These leases expire on May 30, 2009 and December 31, 2006, respectively.  Meritage leases 44,900 square feet of office space at 6000 S.W. Meadows Road, Suite 500, Lake Oswego, Oregon 97035 and 45,179 square feet at 9300 S.W. Gemini Drive, Suite 100, Beaverton, Oregon 97008. These properties house the majority of nonconforming mortgage operations of the Company’s financial intermediary segment.  The properties are subject to renewable leases that expire September 30, 2006 and May 31, 2005, respectively.  Market Street leases a facility located at 2650 McCormick Drive, Clearwater, Florida 33759, which houses the headquarters of the retail mortgage operations of the Company’s financial intermediary segment. This property is 36,853 square feet and the lease expires on April 30, 2009.  NPS leases 13,200 square feet of office space at 5712 Briarwood West Drive, Jackson, Mississippi 39286, which houses the operations of the Bank’s ATM and merchant processing operations. The lease expires on December 31, 2006. The Company leases 12,122 square feet of office space at 100 Executive Drive Center, Suite 101, Columbia, SC 29210. This property houses the Bank’s Business Finance division. The lease expires on September 30, 2008. At December 31, 2004, the Bank either utilized or sublet all of its facilities with the exception of 12,933 square feet of space in closed offices.

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

As reported in previous filings, NetBank, FSB had joined with the other claimants in a motion for judgment on the pleadings, which motion was filed on January 31, 2003, and is still pending before the MDL Court.  Meanwhile, discovery in the case has been proceeding and fact discovery is now complete.  Amendments to the pleadings are currently due 14 days after the MDL Court rules on the motions for judgment on the pleadings.  NetBank, FSB has prepared an amendment and supplement to its complaint to include additional claims against the Sureties based on discovery adduced and events that have occurred to date and plans to file the amendment prior to the final date fixed by the MDL Court for filing amendments.  Furthermore, NetBank, FSB has withdrawn its motion for judgment on the pleadings and now intends to file a motion for summary judgment based in part on such discovery.  The Company believes that based on the overall facts and circumstances, the defenses asserted by the Sureties will fail and that NetBank, FSB will ultimately prevail on its claims.

Also, as reported in previous filings, on May 30, 2002, CMC filed for bankruptcy protection.  The bankruptcy proceeding is not a part of the consolidation of cases in Ohio.  On June 11, 2003, the Bankruptcy Court in California approved an amended settlement agreement (the “NetBank Agreement”) among NetBank, FSB, Lakeland Bank and the Trustee.   The NetBank Agreement resolves all claims of the Trustee with respect to the lease payments that were guaranteed by surety bonds and insurance policies issued by Safeco and Illinois Union, as well as all claims related to the surety bonds and insurance policies.  In addition to approving the NetBank Agreement, the Bankruptcy Court approved a settlement agreement between the Trustee and Royal (the “Royal Agreement’).  Under the Royal Agreement, Royal has agreed, among other things, to fund litigation by the Trustee against NetBank, FSB to avoid its interests in the leases that were guaranteed by surety bonds issued by Royal, as well as NetBank, FSB’s interests in the surety bonds themselves.  On September 4, 2003, the Trustee filed a Complaint against NetBank, FSB as contemplated by the Royal Agreement, seeking to avoid NetBank, FSB’s interest in the leases and surety bonds relating to the Royal guaranteed lease pools.  On May 6, 2004, NetBank, FSB filed a motion for partial summary judgment against the Trustee.  The Trustee filed a motion for partial summary judgment against NetBank, FSB on June 18, 2004.

At a status conference on July 15, 2004, the Bankruptcy Court ordered a stay in the bankruptcy proceedings pending a hearing on July 30, 2004.  At that hearing the Bankruptcy Court continued the stay as to all adversary proceedings and requested the parties to attempt to mediate their disputes.   At a status conference on October 1, 2004, the Bankruptcy Court lifted the stay of the adversary proceeding against NetBank, FSB.  A hearing on NetBank, FSB’s and the Trustee’s motions for partial summary judgment was held on December 14, 2004.  On January 27, 2005, the Bankruptcy Court entered its Memorandum Decision granting the Trustee’s motion for partial summary judgment and denying NetBank, FSB’s motion for partial summary judgment.  An order to that effect was entered by the Bankruptcy Court on February 28, 2005.    NetBank, FSB intends to appeal the decision of the Bankruptcy Court.  In the meantime, the parties to the bankruptcy action have continued to mediate and resolve their disputes.    Any resolution of disputes in the bankruptcy proceedings would not affect the decision entered by the Bankruptcy Court regarding the motions for partial summary judgment.

NetBank, FSB intends to vigorously pursue its claims against all the Sureties, including claims for any loss associated with the claims brought by the Trustee against NetBank, FSB.  At this time, the Company is unable to express an opinion as to the likelihood of loss, or the amount or range of potential loss, with regard to this matter.

Clayton v. Commercial Money Center, Inc., Case No. BC 253169 (CA Sup, Ct., Los Angeles County)

On June 27, 2001, several lessees of equipment leased from CMC filed suit in Los Angeles Superior Court against CMC and several John Doe defendants alleging that the leases violated California usury laws, the California Financial Code, and the California Unfair Business Practices Act.  The plaintiff lessees were seeking to rescind or reform their obligations under the leases and were seeking to recover statutory damages and attorney’s fees.  The plaintiffs subsequently amended their complaint to name NetBank, FSB, several other investor banks, and several surety companies as co-defendants in the action.  After CMC filed for bankruptcy, the action was removed to the bankruptcy court in the Central District of California, but the plaintiffs subsequently agreed to withdraw their claims against CMC and were successful in their motion to remand the case back to state court.

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

On April 29, 2004, the plaintiffs served an amended complaint against NetBank, FSB alleging claims for, among other things, violations of another section of the California Financial Code, unfair competition under Section 17200 of the California Business and Professions Code and usury.  On October 26, 2004, the court overruled the defendants’ demurrers to the third amended complaint.  However, on December 13, 2004, the court issued a stay in the action pending a decision by the appeals court on the plaintiffs’ claims that were dismissed without leave to amend.  No discovery has been taken in this case and there will be no other movement on these surviving claims pending the outcome of plaintiffs’ appeal.    The Company intends to vigorously defend the amended claims in the Clayton action and to pursue recovery against Safeco Insurance Company, Royal Indemnity Company, and Illinois Union Insurance Company in the Company’s existing action against them for any damages and costs incurred in this case.

interstate NetBank v. NetBank, Inc. and NetBank, Case No. 1:01-CV-1324(JBS) (District of New Jersey)

On June 27, 2001, the Company was served with a complaint for a declaratory judgment filed by interState NetBank in the District of New Jersey challenging the “NETBANK®” service mark.  The Company answered and counterclaimed for trademark infringement on July 13, 2001.  Discovery was stayed pending a ruling on interState NetBank’s November 19, 2001 motion for summary judgment, which claimed that “NETBANK” is generic for all banking services delivered over the Internet.  On September 22, 2002, the District Court ruled that “NETBANK” is generic for online banking services but did not cancel the Company’s existing service mark registration at that time.  The Company filed a motion for reconsideration of the District Court’s decision.  On June 23, 2003, the District Court denied the Company’s motion for reconsideration but clarified that two of the Company’s counterclaims remained in the case: (1) a claim for infringement of the Company’s “NETBANK®” service mark to the extent that it covers online bill-payment services (as opposed to online banking services in general) and (2) a claim for unfair competition under New Jersey law.  The parties completed fact discovery on February 27, 2004.

On April 30, 2004, interState NetBank filed a second motion for summary judgment, seeking the dismissal of the remaining two claims brought by NetBank, as well as an award of attorneys’ fees.  On December 14, 2004, the District Court granted interState Net Bank’s second motion for summary judgment, dismissing the Company’s claims for infringement and unfair competition.  The District Court also canceled the Company’s service mark registration.  The District Court did not award interState NetBank its attorneys’ fees as requested in its motion for summary judgment, finding that the Company litigated its claims in good faith.  The Company has decided not to appeal the District Court’s rulings on both motions for summary judgment.

The Company believes it has built value in the “NetBank” brand.  The Court’s ruling does not prohibit the Company from continuing to use and develop national recognition of the brand.  While the Company will not be able to restrict others from using the term “netbank” in a generic sense, the Court’s ruling does not prevent the Company from seeking to block others who unfairly compete through their use of the name “netbank.”

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NetBank’s common stock is quoted on the Nasdaq Stock Market under the symbol “NTBK.” The Company had approximately 404 registered shareholders of record as of February 15, 2005. The following table shows, for the periods indicated, the high and low closing prices per share of NetBank’s common stock as reported by the Nasdaq Stock Market.

	High	Low	Dividends
2003
First quarter	$12.10	$9.03	$0.02
Second quarter	$13.91	$9.48	$0.02
Third quarter	$14.92	$11.56	$0.02
Fourth quarter	$14.38	$12.53	$0.02
			$0.08

2004
First quarter	$14.67	$11.25	$0.02
Second quarter	$12.47	$10.06	$0.02
Third quarter	$11.15	$10.00	$0.02
Fourth quarter	$10.51	$9.10	$0.02
			$0.08

Dividends

The dividends paid on the Company’s common stock for each quarter of the last two fiscal years are set forth above. On February 2, 2005, the Company’s Board of Directors declared a cash dividend of $.02 per share of common stock to shareholders of record on February 15, 2005.  The dividend will be paid on March 15, 2005.  Funds for the dividend will come from sources other than earnings of the Bank.  Under current OTS regulations, generally, the Bank may pay dividends and make other capital distributions to the Company after giving notice to the OTS.  For further information, see the heading “Supervision and Regulations – Bank Regulation – Capital Distribution” in Item 1. “Business” included in this report.

Issuer Repurchase of Equity Securities

In August 2002, the Board of Directors approved a plan to repurchase up to 1 million shares of the Company’s common stock.  The plan was subsequently increased by 1 million shares in October 2002, 2 million shares in January 2003 and 1 million shares in April 2004.  During 2004 1,456,336 shares of common stock were repurchased at a weighted average cost of $11.28 per share.  As summarized below, repurchase activity for fourth quarter 2004 included 223,600 shares repurchased at a weighted average cost of $9.75 per share.  At December 31, 2004, 663,964 shares remained available for repurchase under current Board authority.

The following table sets forth information with respect to repurchases by the Company of shares of its common stock during the quarter ended December 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance as of September 30, 2004	—	—	—	887,564
October 1 through October 31, 2004	211,200	$9.77	211,200	676,364
November 1 through November 30, 2004	12,400	$9.34	12,400	663,964
December 1 through December 31, 2004	—	$—	—	663,964
Total	223,600	$9.75	223,600	663,964

Equity Compensation Plan Information

The NetBank, Inc. 1996 Stock Incentive Plan (the “Plan”) was originally adopted by the Board of Directors on November 25, 1996, and approved by the shareholders of the Company on January 10, 1997.  Through initial approval and subsequent amendments, as of December 31, 2004, 9,500,000 shares of the Company’s common stock are reserved for issuance pursuant to awards granted under the Plan.  As of December 31, 2004, 5,253,833 shares of common stock are subject to outstanding Stock Incentives granted under the Plan.  The committee appointed by the Board of Directors has not yet made any determination as to which eligible participants will be granted Stock Incentives under the Plan in the future.

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance.  The following data is presented as of December 31, 2004.

	(a)	(b)	(c)
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Security Holders:

1996 Stock Incentive Plan	5,253,833	$11.27	2,248,704

Employee Stock Purchase Plan	N/A	N/A	747,491

Equity Compensation Plans Not Approved by Security Holders:

None	N/A	N/A	N/A

TOTAL	5,253,833	$11.27	2,996,195

See note 14 of the notes to the consolidated financial statements included in this report for additional details regarding stock options.

Recent Sales of Unregistered Securities

On July 1, 2004, the Company acquired the principal operating assets of Beacon Credit Services, LLC (“Beacon”), a privately held provider of RV, boat and personal aircraft financing.  The consideration paid consisted of 194,217 shares of the Company’s common stock and cash of $4,952,289.  The shares of the Company’s common stock were issued to Beacon’s three members in private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the issuance was therefore exempt from the registration requirements of Section 5 of the Securities Act.

ITEM 6.                                                     SELECTED FINANCIAL DATA

Income Statement Data (000s except share and per share data)	2004 (1)	2003 (1)	2002 (1)	2001	2000
Interest income	$232,163	$210,630	$166,755	$151,516	$116,320
Interest expense	92,617	85,386	103,519	100,617	78,564
Net interest income	139,546	125,244	63,236	50,899	37,756
Provision for credit losses	34,777 (2)	7,008	22,417 (2)	585	393
Net interest income after provision for credit losses	104,769	118,236	40,819	50,314	37,363
Non-interest income	207,351	310,544	177,161	27,599	18,872
Non-interest expense	305,790	348,727	244,017	67,438	43,181
Net income (loss) before income taxes	6,330	80,053	(26,037)	10,475	13,054
Income tax (expense) benefit	(2,110)	(29,539)	10,180	(3,874)	(4,461)
Net income (loss)	$4,220	$50,514	$(15,857)	$6,601	$8,593

Net income (loss) per common share-basic	$0.09	$1.05	$(0.36)	$0.23	$0.29
Net income (loss) per common share-diluted	$0.09	$1.04	$(0.36)	$0.22	$0.28
Weighted average shares outstanding-basic	46,862	47,963	44,407	29,210	29,667
Weighted average shares outstanding-diluted	47,214	48,645	44,407	29,770	30,340
Dividends paid per common share – basic	$0.08	$0.08	$0.00	$0.00	$0.00

Balance Sheet Data-at Period End:
Total assets	$4,622,181	$4,734,805	$3,527,552	$2,879,533	$1,842,690
Total deposits	$2,639,441	$2,539,427	$2,044,922	$1,493,819	$980,752
Total debt	$1,323,348	$1,432,879	$912,996	$1,038,908	$590,926
Shareholders’ equity	$414,027	$430,350	$401,590	$255,454	$250,607
Book value per share outstanding	$8.90	$9.04	$8.25	$8.80	$8.62
Dividend payout ratio	88.8%	7.6%	n/a	n/a	n/a

Percentage of net income (loss) to:
Average total assets (ROA)	0.09%	1.17%	(0.45)%	0.28%	0.55%
Average shareholders’ equity (ROE)	0.98%	12.11%	(4.30)%	2.48%	3.51%
Average shareholders’ equity to average total assets	8.93%	9.68%	10.56%	11.45%	15.77%

(1)           Reference is made to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding the impact on the figures presented in the above table regarding the July 2004 acquisition of Beacon Credit Services, LLC, the December 2003 acquisition of NetBank Payment Systems, Inc. and the March 2002 acquisition of Resource Bancshares Mortgage Group, Inc.

(2)           The increase in provision expense during 2002 and 2004 is principally a result of non-performing leases in the Company’s CMC lease portfolio. See Item 3. “Legal Proceedings” and notes 5 and 6 of the notes to the consolidated financial statements included in this report for additional details.

ITEM 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may include forward-looking statements. Forward-looking statements regarding the intent, belief or current expectations of NetBank, Inc. or its officers and directors can be identified by the use of forward-looking terms such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other comparable terminology. Various internal and external factors could cause the Company’s actual results to differ materially from those anticipated by the forward-looking statements. These factors include, but are in no way limited to, 1) the evolving nature of the market for Internet banking and financial services generally; 2) the public’s perception of the Internet as a secure, reliable channel for transactions; 3) the success of new products and lines of business considered critical to the Company’s long-term strategy, such as small business banking and transaction processing services; 4) potential difficulties in integrating the Company’s operations across its multiple lines of business; 5) the cyclical nature of the mortgage banking industry generally; 6) a possible decline in asset quality; 7) the possible adverse effects of unexpected changes in the interest rate environment; 8) adverse legal rulings, particularly in the Company’s litigation over leases originated by the Commercial Money Center, Inc.; and/or 9) increased competition and regulatory changes. Item 1.”Business” of this 10-K filing includes additional information on these risks and others that have the potential to impact the Company in a material way. All forward-looking statements in this report are based on information available at the time of filing. The Company has no obligation to update any forward-looking statement included herein. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

General

NetBank, Inc. is a financial holding company engaged primarily in retail banking, mortgage banking, business finance and providing ATM and merchant processing services.  NetBank, Inc. wholly owns the outstanding stock of NetBank (“NetBank, FSB” or “the Bank”), a federal savings bank; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc. (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation involved in strategic partnering opportunities.  NB Partners, Inc. owns all of the outstanding stock of Financial Technologies, Inc., a corporation formed in 2004 to market transaction processing services to other financial services companies.  NetBank, FSB owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, NetBank Payment Systems, Inc. (“NPS”), a provider of ATM and merchant processing services for retail and other non-bank businesses and Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider. The consolidated company is referred to herein as “we,” “our,”

“NetBank,” or “the Company”.

During the third quarter of 2004, Resource Bancshares Mortgage Group, Inc. (“Resource”) and Republic Leasing Company, Inc., both of which had been subsidiaries of NetBank, FSB, were legally consolidated into NetBank, FSB and ceased to exist as separate corporations.  Republic Leasing Company, Inc. now operates as the NetBank Business Finance division of NetBank, FSB.  In addition, during the fourth quarter of 2004, RBMG, Inc., formerly a subsidiary of NetBank, FSB, was legally consolidated into NetBank, FSB and ceased to exist as a separate corporation.  RBMG, Inc. now operates as the NetBank Funding division of NetBank, FSB.

All dollar figures are presented in thousands (000s), except per share data, unless otherwise noted.  Net income per share is presented on a diluted basis.  All of NetBank’s operations and assets are located within the United States.

Executive Summary

Net income for the year ended December 31, 2004 was $4,220 or $0.09 per share, compared to net income of $50,514 or $1.04 per share, for 2003.  During 2004, NetBank recorded a $29,000 provision for loss on its investment in leases originated by CMC.  In the absence of such charge, reported earnings and earnings per share would have been $22,200 and $0.47, respectively.  See Item 3. “Legal Proceedings” and the heading “Material Pending litigation” below and notes 5 and 6 of the notes to the consolidated financial statements included in this report for additional details regarding the Company’s loan and lease receivables, including its investment in the CMC lease portfolio, the associated litigation and the associated allowance for credit losses.

NetBank’s management capitalized on the favorable interest rate environment in 2003 to post strong revenues from its financial intermediary segment.  In contrast, rising interest rates and interest rate volatility during 2004 adversely affected the results reported from the financial intermediary segment.  Mortgage production within the financial intermediary segment dropped from $18.9 billion to $13.6 billion, while sales of mortgages dropped from $18.3 billion to $14.1 billion comparing 2003 to 2004, respectively.  NetBank also experienced pressure on its margins in the financial intermediary segment from increasing competition, especially in the correspondent channel.  The financial intermediary segment’s pre-tax income, as a result, went from $158,079 in 2003 to $23,241 in 2004.

As a result of the potential volatility in its financial intermediary segment, NetBank announced in 2002 its intention to diversify its sources of revenue.  It set a long-term goal of achieving an equal balance of earnings between its retail banking, financial intermediary and transaction processing segments.  Although the volatility in the financial intermediary segment manifested itself during 2004, resulting in reduced earnings on a consolidated basis, the company made significant progress in growing the earnings and earnings capabilities of the other two segments.

During 2002 and 2003, the retail banking segment implemented a number of strategies to improve earnings.  It restructured its portfolio of assets away from higher to lower risk loans.  It prepaid a large number of higher costing, term FHLB advances.  It became a warehouse bank for the financial intermediary segment, and it commenced hedging a portion of the interest rate risk of its servicing assets on balance sheet with agency mortgage-backed securities held available for sale.  As a result, the retail banking segment’s pre-tax results improved by $49,942 to $(11,076) for the year ended December 31, 2004 compared with the same period in 2003.  In the absence of the $29,000 provision on the leases acquired from CMC, the reported improvement would have been $78,942.

The transaction processing segment reported an improvement in pre-tax earnings of $6,308.  This resulted from improved expense control and an increase in average loans serviced by its servicing operations.  Likewise, the acquisition of NPS late in 2003 added $1,977 of pre-tax earnings to the transaction processing segment’s results for 2004.

Future Outlook

The Company is excited about the progress that it has made in becoming a premier provider of financial products and services to its targeted market segments.  NetBank’s strategy is multi-faceted, involving:

Retail Banking. NetBank, FSB operates as an FDIC-insured, federally chartered thrift institution that currently serves over 160,000 customers throughout the United States and in more than 80 foreign countries.  NetBank, FSB operates a totally branchless model and passes on a portion of the cost savings to its customers in the form of attractive yields on deposits.  NetBank, FSB’s array of products and services are available to its customers 24 hours per day, seven days a week, and all 365 days during the year.

Financial Intermediary. Through its mortgage banking operations, the Company serves as an intermediary between consumers and institutional investors.  The Company obtains mortgage loans by originating loans directly with consumers or through brokers or by buying closed loans from a network of correspondent banks, thrifts and independent mortgage companies.  The majority of these loans are held for sale on the Company’s balance sheet prior to delivery into the secondary market.  The Company thus earns a long-term yield, on an asset held short-term, and also earns origination and servicing revenues and gains on the sale of the mortgages or resulting mortgage-backed securities.

Transaction Processing.  The following summarizes NetBank’s transaction processing initiatives:

•                  NetBank runs a servicing factory that services over 120,000 loans for internal and external customers.

•                  Late in 2003, the Company expanded its transaction processing capabilities by acquiring NPS.  NPS is one of the top five providers of ATM services for retail and non-bank businesses, and NetBank has the 2nd largest bank ATM network in the country.  At December 31, 2004, through organic growth and acquisition, NPS serviced approximately 8,000 ATM machines and 2,600 merchant processing terminals.

•                  “Check 21” legislation was passed by Congress in the fall of 2003, and it became effective on October 28, 2004.  Banks may now clear checks through substitutes such as digital images.  The checks may be truncated, customers may be provided images of checks, and banks may exchange data instead of physical checks.  NetBank has built a new processing engine that can do ACH and Check 21 clearing.  NetBank plans to offer these payment processing services to community banks.  NetBank already offers mortgage processing services to community banks.

Late in 2002, NetBank announced its strategy to diversify its earnings so that one third of its earnings are provided by each of its principal operating segments:  retail banking, financial intermediary and transaction processing.  The following summarizes pre-tax income by segment for the years ended December 31, 2003 and 2004.  The retail banking segment results for 2004 includes a $29.0 million provision for credit losses on its CMC lease portfolio as discussed below.

	Retail banking	Financial intermediary	Transaction processing	Other / eliminations	Total

2003	$(61,018)	$158,079	$(3,984)	$(13,024)	$80,053

2004	$(11,076)	$23,241	$2,324	$(8,159)	$6,330

Absent the $29 million charge for CMC, the retail banking segment would have contributed $17,924 of pre-tax income.

NetBank is pleased with the progress made in 2004 in expanding its earnings from its retail banking and transaction processing segments.

NetBank believes that its deposit base will continue to grow as Internet usage and Internet-based commerce grow. NetBank believes that it can continue to invest those deposits profitably in mortgage loans held temporarily for sale and loans held for investment.  NetBank also believes that its non-interest earnings in the form of fees and gain on sale resulting from its financial intermediary and transaction processing activities will provide a better diversity of earnings than the traditional banking model.

While NetBank is optimistic about its short- and long-term prospects, the following should be considered in evaluating its earnings and growth outlook.

Volatility of Mortgage Banking Income.  All of NetBank’s earnings in 2003 came from its financial intermediary segment. Mortgage interest rates during 2003 were at historically low levels.  This prompted refinance and home purchase mortgage volumes to grow to the highest levels in history.  Total mortgage industry production volumes were just under $3.8 trillion for 2003.  Interest rates began climbing during the third quarter of 2003, and mortgage banking industry production volumes dropped to an estimated $2.852 trillion during 2004.  As volumes dropped, competitive pressures heated up resulting in a drop in gain on sale margins in 2004 compared with 2003.  The Mortgage Bankers Association of America’s forecast calls for total mortgage production of just over $2.542 trillion for 2005, representing an 11% drop in volume from 2004.  Although the Company believes that its offerings of adjustable rate products and non-conforming loan products will soften some of the impact of declines in available volume, there can be no assurance that the Company will be able to sustain current levels of production volumes.  Likewise, there is no assurance that the current competitive pressures will subside. The following summarizes some of the major potential threats and opportunities of this reduced volume scenario:

•                  Total production volume could decline, resulting in less net interest margin on loans held for sale, less gain on sale, and less production-related fee revenue.

•                  Gain on sale margins could remain at present levels or drift even lower due to increased competition for available mortgage application volume.

•                  Production costs per unit could rise as the result of a reduction in leverage gained on fixed costs (fixed costs are spread over a smaller number of units).

This impact may be offset, in part, by the following additional potential effects of the rising rate environment:

•                  The value of servicing rights could increase as actual and forecasted prepayments go down.  Although these assets are carried at the lower of cost or market, accounting rules allow for the reversal of previously provided reserves for impairment.  At December 31, 2004, such reserves aggregated $65.6 million.  Servicing hedge values would go down, offsetting a portion of the reserve recovery.

•                  With reduced prepayments, servicing revenues would improve.

•                  The Company could elect to take a portion of existing excess liquidity and liquidity freed up by the reduced loan production volume and invest in additional interest-earning assets at the, then, higher interest rates.

Material Pending Litigation.  As discussed in note 19 of the notes to the consolidated financial statements included in this report, the Company is involved in litigation with three insurance companies who are sureties on some of NetBank, FSB’s commercial lease portfolios.  NetBank, FSB has filed a claim for payments that are currently past due.  During 2004, in response to settlements between the sureties and other holders of CMC leases, NetBank recorded an additional $29.0 million in allowance for credit losses and wrote its carrying value on the CMC leases down by $50.2 million resulting in a remaining balance of $31.5 million. The entire portfolio is on non-accrual status. The discovery stage of the lawsuits against the sureties is now essentially complete. Although the Company believes that its case against the insurance companies is strong, there is no assurance that the suit will ultimately be decided in NetBank, FSB’s favor nor is there any assurance as to the length of time it may take the Company to prevail.  The following summarizes the material impact some of the possible outcomes could have on the results of the Company’s operations for 2005 and beyond:

•                              A victory in the action or favorable settlement could result in the Company being able to recover a portion of its CMC lease receivables charged off in 2004;

•                              A loss in the litigation or adverse settlement could result in the Company recording additional provisions for loss on these assets and the continuation of non-accrual status;

•                              Prolonged litigation could result in the continuation of non-accrual status, continued payment of large legal fees, and the potential for recording additional provisions for losses on these assets in the future.

Acquisitions. As described in note 2 of the notes to the consolidated financial statements included in this report, during 2004 NetBank expanded its ATM and merchant processing business by acquiring smaller processors or service contracts; expanded its retail mortgage origination operations by acquiring 19 branches of Guaranty Residential Lending, Inc.; and acquired the operating assets of Beacon Credit Services, LLC.  The Company does not expect to acquire a business that would be considered material (i.e. 20% of pre-tax income, total assets or total shareholders’ equity) in the near future; however, NetBank will continue to pursue strategic acquisitions such as these which fit into its long-term strategy of diversifying its earnings by expanding its less cyclical revenue generating operations.

Financial Condition

General.  NetBank’s assets totaled $4,622,181 at December 31, 2004, a decrease of $112,624 or 2% from December 31, 2003.  This decrease is primarily due to the following factors.  First, as a result of a higher interest rate environment, loans produced for sale by the Financial Intermediary segment went down.  This resulted in a reduction in loans held for sale of $777,334 when comparing the balances at December 31, 2004 and 2003.  This reduction was offset by an increase in loan and lease receivables and an increase in investment securities available for sale.  Investment securities available for sale increased as a result of purchases of U. S. Government agency securities related to an economic hedge of the Company’s investment in mortgage servicing rights.

Liabilities shrank by $96,756 related primarily to a reduction in unsettled trades year over year.  The increase in deposits of $100,014 was offset by a reduction in other borrowed funds of $109,531.

Investment Securities.  In 2004, the Company began a program of hedging on the balance sheet, from an economic standpoint, a portion of the prepayment risk associated with its mortgage servicing rights.  That program involves acquiring mortgage-backed securities by entering into TBA trades and subsequently taking delivery of the resulting securities on respective agency settlement dates.  The increase in investment securities from December 31, 2003 to December 31, 2004, relates primarily to U. S. Government agency mortgage-backed securities acquired pursuant to this hedging strategy.

The following tables set forth certain information relating to the Company’s available for sale securities:

As of December 31, 2004	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. government agencies - MBS	$574,495	$—	$3,205	$571,290
Collateralized mortgage obligations	31,572	108	87	31,593
U.S. treasuries	53,177	865	87	53,955
Corporate bonds	39,150	609	218	39,541
Habitat bonds and other	3,733	183	—	3,916
Total	$702,127	$1,765	$3,597	$700,295

As of December 31, 2003	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. government agencies - MBS	$191,492	$1,243	$114	$192,621
Collateralized mortgage obligations	1,356	108	—	1,464
U.S. government agencies - bonds	224,435	2,743	—	227,178
Corporate bonds	29,094	411	187	29,318
Habitat bonds and other	3,595	172	—	3,767
Total	$449,972	$4,677	$301	$454,348

As of December 31, 2002	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. government agencies - MBS	$121,868	$3,222	$—	$125,090
Collateralized mortgage obligations	8,774	159	9	8,924
U.S. government agencies - bonds	493,159	15,079	—	508,238
Corporate bonds	9,679	—	971	8,708
Habitat bonds and other	3,511	248	—	3,759
Total	$636,991	$18,708	$980	$654,719

No individual security has had an unrealized loss that has persisted for more than 12 continuous months.  Management has reviewed the investment security portfolio and has determined that no security with an unrealized loss is other than temporarily impaired.

Reference is made to note 4 of the notes to the consolidated financial statements within this report for additional details regarding the maturity, duration of unrealized losses and weighted average interest rate of the Company’s investment securities available for sale portfolio.

Loans Held for Sale. For the year ended December 31, 2004, loans held for sale, which consist primarily of mortgage loans, declined by $777,334 to $1,173,779 compared to $1,951,113 as of December 31, 2003.  This large decline is the result of declining production volumes during 2004. Industry-wide production of mortgages decreased during 2004 primarily as a result of an increase in long-term mortgage interest rates and generally softer demand following record mortgage production levels in 2003.

Loan and Lease Receivables. For the year ended December 31, 2004, the loan and lease receivables portfolio increased $334,460 million or 19%. Loan and lease receivables increased as a result of selectively retaining originated loans and leases. During 2004, NetBank retained $750,342 of internally originated mortgage loans (primarily adjustable rate mortgages), $87,637 of HELOCs, $384,523 of internally originated auto loans and $175,669 of originated business finance loans and leases.  The retention of these internally originated assets was offset, in part, by the sale of $346,039 of mortgage loans and normal principal reductions and prepayments.

The following is a summary of NetBank’s loan and lease receivables as of December 31:

	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
First mortgages	$1,081,676	51.0%	$1,186,565	65.8%	$318,584	34.1%	$381,853	25.2%	$489,351	35.5%
Second mortgages	170,993	8.1%	123,124	6.7%	226,536	24.2%	595,915	39.5%	373,989	27.2%
Leases	356,016	16.8%	349,952	19.4%	305,276	32.7%	150,918	10.0%	104,743	7.6%
Auto	391,934	18.5%	92,724	5.2%	9	0.0%	211	0.0%	1,018	0.1%
Home equity lines	115,068	5.4%	50,816	2.8%	82,051	8.8%	140,806	9.3%	243,657	17.7%
Consumer	4,607	0.2%	1,880	0.1%	2,025	0.2%	10,747	0.7%	2,404	0.2%
Construction	—	0.0%	—	0.0%	188	0.0%	197	0.0%	1,533	0.1%
Commercial mortgages	—	0.0%	—	0.0%	—	0.0%	231,739	15.3%	160,510	11.6%
Total	2,120,294	100.0%	1,805,061	100.0%	934,669	100.0%	1,512,386	100.0%	1,377,205	100.0%
Less allowance for credit losses	(24,462)		(43,689)		(42,576)		(22,865)		(13,421)
Total	$2,095,832		$1,761,372		$892,093		$1,489,521		$1,363,784

The following table sets forth certain information regarding the contractual maturity of NetBank’s loan and lease receivables portfolio.  Loans or leases having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The table include prepayment assumptions based on current market conditions.

	Due 1 year or less	Due 1-5 years	Due after 5 years	Total
First mortgages	$414,537	$563,343	$103,796	$1,081,676
Second mortgages	36,566	77,863	56,564	170,993
Leases	76,220	279,796	—	356,016
Auto	129,323	262,611	—	391,934
Home equity lines	39,869	63,215	11,984	115,068
Consumer	4,607	—	—	4,607
Total	$143,554	$434,330	$1,542,410	$2,120,294

The following table segregates the Company’s loan and lease receivables by fixed and floating interest rates as of December 31, 2004:

	Fixed rate	Floating rate	Total
First mortgages	$20,572	$1,061,104	$1,081,676
Second mortgages	169,078	1,915	170,993
Leases	356,016	—	356,016
Auto	391,934	—	391,934
Home equity lines	—	115,068	115,068
Consumer	429	4,178	4,607
Total	$938,029	$1,182,265	$2,120,294

The following is a summary of the allocation of the allowance for credit losses for the years ended December 31:

	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
First mortgages	$3,842	15.7%	$3,801	8.7%	$1,177	2.8%	$2,583	11.3%	$1,913	14.2%
Second mortgages	4,451	18.2%	6,286	14.4%	9,287	21.8%	11,880	52.0%	5,553	41.4%
Leases	13,146	53.7%	31,657	72.5%	30,237	71.0%	3,331	14.6%	1,359	10.1%
Auto	1,593	6.5%	1,054	2.4%	—	0.0%	16	0.1%	21	0.2%
Home equity lines	1,334	5.5%	829	1.9%	1,659	3.9%	1,714	7.5%	2,703	20.1%
Consumer	96	0.4%	62	0.1%	216	0.5%	50	0.1%	118	0.9%
Commercial mortgages	—	0.0%	—	0.0%	—	0.0%	3,291	14.4%	1,754	13.1%
Total	$24,462	100.0%	$43,689	100.0%	$42,576	100.0%	$22,865	100.0%	$13,421	100.0%

The following table details NetBank’s non-accrual and troubled debt restructurings:

	As of December 31,
	2004	2003	2002	2001	2000
Loan and lease receivables (1)	$37,045	$87,228	$87,025	$3,195	$979
Loans held for sale (1)	$36,633	$46,409	$39,351	$—	$—
Troubled debt restructurings (2)	$210	$5,309	$—	$—	$—

(1)          As more fully described in note 3 of the notes to the consolidated financial statements included in this report, all loans and leases over 90 days contractually past due are placed on non-accrual status.

(2)          Includes only those troubled debt restructurings which were less than 90 days past due as of the periods reported. Troubled debt restructurings over 90 days past due have been included in the non-accrual categories.

The following is a summary of the allowance for credit losses for the years ended December 31:

	2004	2003	2002	2001	2000
Beginning balance	$43,689	$42,576	$22,865	$13,421	$7,597
Allowance recorded in connection with the purchase of loan pools	—	—	7,257	11,456	7,270
Provision for credit losses	34,777	7,008	22,417	585	393
Allowance acquired in connection with acquisition of Resource	—	—	1,828	—	—
Allowance transferred to held for sale	—	—	(3,270)	—	—
Charge-offs:
First mortgages	(26)	—	(1)	—	—
Second mortgages	(734)	(1,486)	(6,125)	(1,384)	(1,237)
Leases	(54,019)	(5,775)	(3,190)	(15)	(3)
Home equity lines	(469)	(557)	(555)	(1,307)	(551)
Consumer	(101)	(236)	(270)	(69)	(132)
Auto	(2,744)	(124)	(116)	(62)	(82)
Total charge-offs	(58,093)	(8,178)	(10,257)	(2,837)	(2,005)
Recoveries:
First mortgages	—	—	—	—	—
Second mortgages	385	165	65	148	91
Leases	2,305	1,909	1,387	—	—
Home equity lines	190	162	258	90	49
Consumer	—	3	25	—	26
Auto	1,209	44	1	2	—
Total recoveries	4,089	2,283	1,736	240	166
Total charge-offs, net	(54,004)	(5,895)	(8,521)	(2,597)	(1,839)

Ending balance	$24,462	$43,689	$42,576	$22,865	$13,421

Allowance for credit losses as a percentage of average loan and lease receivables	1.17%	3.43%	3.26%	1.65%	1.18%

The tables above include a provision of $20,102 in 2002 related to the CMC lease portfolio which was placed on non-accrual status during the second quarter of 2002. The Company provisioned an additional $29,000 and wrote off $50,230 of its investment in the CMC lease portfolio during the fourth quarter of 2004 resulting in a remaining investment of $31,527 million. The remaining investment will continue on non-accrual status until resolution of the associated litigation. See Item 3. “Legal Proceedings,” and notes 5, 6 and 19 of the notes to the consolidated financial statements included in this report for additional details regarding the Company’s loan and lease receivables; including its investment in the CMC lease portfolio, the associated litigation and the associated allowance for credit losses.

The non-CMC leases are originated by the Company’s NetBank Business Finance division.  These leases consist primarily of equipment leases to small businesses.  The Company provides an allowance for credit losses on such leases based upon life of lease loss estimates resulting from static loss analysis by vintage year of production.  The increase in the non-CMC related reserves relates to the retention of leases by the Company over time.

During 2003 and 2004, the Company’s portfolios of first mortgages grew as a result of the retention of targeted products from the Company’s mortgage banking operations.  The Company provides an allowance for credit losses on all mortgage products based on a life of loan estimate of losses.  Such life of loan loss estimates are based upon rating agency estimates of losses for mortgage-backed securities containing loans with similar credit quality.  The Company’s allocated allowance for credit losses, accordingly, grew from $1,177 to $3,842 for first mortgages from December 31, 2002 to December 31, 2004 as the result of an increase in the underlying portfolios from $318,584 to $1,081,676 during the two year period.  The Company’s allocated allowance for credit losses for second mortgages decreased from $9,287 to $4,451 from December 31, 2002 to December 31, 2004 related to 1) a decrease of principal balance relating to payoffs of second mortgages and 2) retention of selected second mortgages to borrowers with higher credit scores, resulting in reduced loss estimates as a percentage of outstanding principal.

In the spring of 2003, the Company opened its Dealer Financial Services division for the purpose of originating indirect auto loans through a third party network of regional auto dealers.  For such auto loans, the Company provides, at a minimum, allowances based upon loss estimates for the succeeding twelve months for each vintage year of production.  Its loss estimates are based primarily on the credit scores of the underlying borrowers.  The Company monitors its actual loss experience vs. its expected loss experience and makes appropriate adjustments to its provision and allowance.

Asset Quality and Non-performing Assets. The Company periodically reviews the performance of its loan and lease receivables by reviewing charge-offs, delinquency statistics and various other industry statistics. Large non-homogeneous credits are reviewed on a loan-by-loan or lease-by-lease basis, whereas relatively small credits with similar risk characteristics are reviewed on a pool-by-pool basis.  If a decline in credit quality for a specific pool or individual loan or lease is noted, the Company records additional allowance through a charge to the provision for credit losses. The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio. The Company determines the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. NetBank’s non-performing loan and lease receivables as a percentage of gross unpaid principal balance (“UPB”) improved from 4.8% at December 31, 2003, to 1.7% at December 31, 2004. The level of non-performing assets declined during 2004 primarily related to the $50.2 million write off of the CMC lease portfolio. Reference is made to note 6 of the notes to the consolidated financial statements included in this report for additional information regarding the specific types and amounts of NetBank’s non-performing assets.

The following tables set forth information regarding NetBank’s loan and lease receivables, including the allocated allowance and non-accrual assets:

As of December 31, 2004	Gross UPB	Allocated Allowance	(1) Non- performing
First mortgages	$1,081,676	$3,842	$3,232
Second mortgages	170,993	4,451	183
Leases	324,489	13,146	1,532
Auto	391,934	1,593	278
Home equity lines	115,068	1,334	291
Consumer	4,607	96	2
Loan and lease receivables	2,088,767	24,462	5,518
CMC leases (2)	31,527	—	31,527
Total	$2,120,294	$24,462	$37,045

As of December 31, 2003	Gross UPB	Allocated Allowance	(1) Non- performing
First mortgages	$1,186,565	$3,935	$1,843
Second mortgages	123,124	6,152	593
Leases	266,957	10,427	1,430
Auto	92,724	1,054	27
Home equity lines	50,816	829	339
Consumer	1,880	62	1
Loan and lease receivables	1,722,066	22,459	4,233
CMC leases (2)	82,995	21,230	82,995
Total	$1,805,061	$43,689	$87,228

(1)          Non-performing includes all loans that are 90 days or more contractually past due including loans which have been restructured.  The Company also held $210 and $5,309 of performing restructured loans as of December 31, 2004 and 2003, respectively.

(2)          Reference is made to note 5 of the notes to the consolidated financial statements included in this report for additional details regarding the CMC lease portfolio.

As more fully described in note 3 of the notes to the consolidated financial statements included in this report, NetBank’s loans held for sale are carried at the aggregate of the lower of cost or market until being sold, typically 30 to 90 days after origination or purchase. The majority of NetBank’s non-performing loans held for sale consist of loans which the Company has been required to repurchase under representations and warranties provided to purchasers of NetBank’s loans. Once a loan has been repurchased, it is generally resold at a loss. Upon repurchase, the Company transfers reserves from its liability for representations and warranties to a valuation reserve for repurchased loans to record such loans at estimated net realizable value. At December 31, 2004 and 2003 the aggregate market value of loans held for sale exceeded the aggregate cost. The following tables set forth information regarding NetBank’s loans held for sale:

As of December 31, 2004	Gross UPB	Non- performing	Reserve
Conforming mortgages	$821,422	$23,488	$4,179
Non-conforming mortgages	300,406	12,810	5,293
Construction	54,564	335	140
Commercial mortgages	7,893	—	894
Total held for sale assets	$1,184,285	$36,633	$10,506

As of December 31, 2003	Gross UPB	Non- performing	Reserve
Conforming mortgages	$1,477,616	$25,422	$9,602
Non-conforming mortgages	435,188	20,566	7,821
Construction	44,377	421	63
Commercial mortgages	12,912	—	1,494
Total held for sale assets	$1,970,093	$46,409	$18,980

Mortgage Servicing Rights. The Company intends to grow the size of its mortgage servicing rights (“MSRs”) portfolio in order to achieve the necessary critical mass the transaction processing segment requires to sustain operational profitably. During 2004, execution of conforming conventional loans into the secondary market in whole loan, servicing released sales was frequently more profitable than creating mortgage-backed securities and retaining the servicing rights. Accordingly, growth in the servicing portfolio was slower during 2004 when compared with 2003. For the year ended December 31, 2004, the value of NetBank’s MSRs increased $7,605 or 5%. The $7,605 increase in value was driven by the $350,149 or 3% increase in the portfolio of mortgage loans underlying its MSRs coupled with a 2 basis point increase in carrying value as a percent of unpaid principal balance. For the years ended December 31, 2004 and 2003, the Company capitalized $59,821 and $211,273 in MSRs. In addition, for the years ended December 31, 2004, 2003 and 2002 the Company incurred amortization expense of $39,299, $28,655 and $12,516, respectively, related to its MSRs.

Liabilities. Total liabilities for the year ended December 31, 2004 decreased $96,756. This decrease was due primarily to a decrease of $109,531 in borrowed funds and a decrease of $81,164 in unsettled trades. These decreases were offset, in part, by an increase in deposits of $100,014. The increase in deposits relates primarily to an increase in servicing related deposits and small business deposits during 2004. Borrowed funds decreased as a result of the overall $112,624 decrease in total assets primarily related to the decrease in loans held for sale.

Deposits. Deposits were $2,639,441 at December 31, 2004, a 4% increase year-over-year compared to deposits of $2,539,427 at December 31, 2003. As of December 31, 2004, deposits represented 67% of total interest-bearing liabilities (including deposits, other borrowed funds and subordinated debt) outstanding. FHLB advances, warehouse lines of credit and repurchase agreements represented approximately 33%, and subordinated debt represented less than 1%. Checking accounts increased primarily related to the growth in servicing related deposits and small business accounts. Money market accounts decreased year over year related primarily to the Company pricing less aggressively than it did in prior periods relative to its competition. Certificates of deposit increased by $185,035 as the Company saw the opportunity to lock in rates in certain maturities in a rising rate environment. The following table summarizes NetBank’s deposits:

	As of December 31, 2004			As of December 31, 2003			As of December 31, 2002
	Amount	%	Weighted average interest rate	Amount	%	Weighted average interest rate	Amount	%	Weighted average interest rate
Non-interest bearing checking accounts	$285,218	10.8%	N/A	$198,884	7.8%	N/A	$227,490	11.1%	N/A
Interest bearing:
Checking accounts	261,588	9.9%	1.0%	228,178	9.0%	1.4%	163,938	8.0%	1.6%
Money market	1,158,529	43.9%	1.9%	1,363,294	53.7%	1.9%	811,873	39.7%	2.3%
Certificate of deposit under $100	830,996	31.5%	2.9%	632,602	24.9%	2.8%	720,399	35.2%	3.4%
Certificate of deposit over $100	103,110	3.9%	3.3%	116,469	4.6%	2.8%	121,222	6.0%	3.4%
Total deposits	$2,639,441	100.0%		$2,539,427	100.0%		$2,044,922	100.0%

Reference is made to the detailed deposit information in note 10 of the notes to the consolidated financial statements included in this report.

Shareholders’ Equity. Total shareholders’ equity decreased $16,323 for the year ended December 31, 2004. The decrease is primarily due to a $12,413 increase in treasury stock and a decrease in accumulated other comprehensive income of $3,878. Net income was $4,220, and dividends paid aggregated $3,748 for the year ended December 31, 2004. Accumulated other comprehensive income (OCI) decreased $3,878 as a result of the change in fair value of available for sale investment securities of $983 and the realization of $4,861 in gains due to the sale of certain investment securities. Treasury stock increased $12,413 due to the repurchase of 1,456,336 shares of common stock at a weighted average cost of $11.28 per share offset, in part, by the reissuance of 205,575 shares under the employee stock purchase plan and exercise of employee stock options and the issuance of 194,217 shares of common stock associated with the purchase of Beacon. NetBank will continue to repurchase shares periodically in the public market or through private transactions. At December 31, 2004, 663,964 shares remained available for repurchase under current Board authority.

Critical Accounting Policies

In response to the Securities and Exchange Commission’s proposed rule “Disclosure in Management’s Discussion and Analysis about the Application of Critical Accounting Policies”, the Company’s senior management, in conjunction with the Audit Committee of the Board of Directors, has identified valuation of mortgage servicing rights available for sale, determination of the allowance for credit losses, liabilities for representations and warranties on loans and mortgage servicing rights sold and derivatives hedging mortgage servicing rights available for sale as being the most critical accounting policies. These policies were identified as being the most critical based on the SEC’s guidance in identifying them based on whether 1) the accounting estimate required management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and 2) different estimates reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period-to-period, would have a material impact on the presentation of the financial condition or results of operations.

Valuation of Mortgage servicing rights. As more fully described in notes 3 and 7 of the notes to the consolidated financial statements included in this report, NetBank accounts for its mortgage servicing rights under the guidance set forth in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For purposes of evaluating NetBank’s mortgage servicing rights portfolio for impairment, the Company disaggregates its servicing portfolio into two primary groupings: available for sale and held for sale. The most important variables that require management to make estimates in the valuation of NetBank’s mortgage servicing rights available for sale are the prepayment rate and discount rate. In determining the appropriate prepayment rate and discount rate to be used in its internal valuation models, NetBank reviews current prepayment activities, historical prepayment activities, prevailing interest rates, general economic indicators and the secondary market for mortgage servicing rights. The following table sets forth the change in value of the available for sale portfolio that would theoretically be recorded were management to choose to use a prepayment or discount rate that is 10% or 20% more adverse.

	2004	2003
Fair value	$171,075	$162,656
Weighted average life in years	4.7	5.0

Prepayment speed assumption (annual rate)	16.00%	14.90%
Impact on fair value of 10% adverse change	$(9,314)	$(8,550)
Impact on fair value of 20% adverse change	$(17,758)	$(16,439)

Discount rate	10.52%	9.68%
Impact on fair value of 10% adverse change	$(4,276)	$(5,798)
Impact on fair value of 20% adverse change	$(8,186)	$(11,293)

The impacts displayed above for the available for sale portfolio would be a direct reduction to the value of mortgage servicing rights available for sale and a reduction of income by a nearly corresponding amount via an impairment charge.

The sensitivities above are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in an assumption generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table above, the effect of a variation in a particular assumption on the fair value of the available for sale servicing rights portfolio is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. NetBank holds an additional $2,168 of mortgage servicing rights that management considers held for sale, which are not included in the preceding table. The held for sale portfolio’s value is based on its forward committed prices and therefore would not be subject to the types of value changes referred to in the discussion above.

Allowance for credit losses. In determining the appropriate amount of allowance for credit losses management is required to make estimates regarding the credit quality of borrowers, general economic conditions and various other factors that would impact the probability of loans or leases being repaid in full. Accordingly, management uses both internally developed and external metrics and considers economic indicators as well as other factors to determine the appropriate range level at which the allowance should be maintained.

At December 31, 2004, NetBank had $2.1 billion of loan and lease receivables and $24,462 of allowance for credit losses, a coverage ratio of 1.15%, and incurred $34,777 of provision expense related to maintaining the allowance within the appropriate range. NetBank recorded net charge-offs of $54,004 during 2004. The provision for credit losses for the year ended December 31, 2004 included a provision related to leases originated by CMC which the Company is litigating to recover. In November 2004, two settlements in other CMC related cases were announced that were considered significant. Americana Bancorp and Lakeland Bancorp both announced settlements with American Motorist Insurance Company and Royal Indemnity, respectively. Based upon a review of publicly available information, these settlements appear to represent between 42% and 46% of the recorded receivable before allocated reserves. Although the case against the sureties is still believed to be very strong, NetBank recorded a provision of $29,000 and charged off $50,230, which resulted in a remaining balance of $31,527. Excluding this provision and chargeoff for CMC, the provision expense was $5,777 and net chargeoffs were $3,774.

At December 31, 2003, the Company had $1.8 billion of loan and lease receivables and $43,689 of allowance, a coverage ratio of 2.42%. The Company incurred $7,008 of provision expense related to maintaining the allowance within the appropriate range during 2003. NetBank recorded net charge-offs of $5,895, which was less than 1% of the average loan and lease receivables balance during 2002. The allowance for credit losses at December 31, 2003 contained $21,230 specifically allocated to the CMC lease portfolio.

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

Estimation of a liability for such representations and warranties is difficult for two reasons. First, since NetBank is not the primary servicer for many of the loans or loans underlying the mortgage servicing rights it has sold in the past, it has no knowledge as to the current status of previously sold loans and mortgage servicing rights and the extent of the “pipeline” of unasserted repurchase requests. Second, as new mortgage products are introduced that may have documentation or underwriting criteria substantially different from products historically originated and sold, the Company has no historic information with respect to the expected frequency of repurchase requests or of the expected loss severity for these new products.

The Company estimates its liability for representations and warranties using the best information it has in the circumstances. For loan products where the Company has a history of past repurchase frequency and loss severity, the Company uses that historical vintage loss data to project its future liability. However, since the Company is not the servicer and has no information of the current status of such loans, such historic repurchase frequency and loss severity may not be the best indicator of future repurchase losses as the result of changes in the levels of prepayments (which affect repurchase frequency). Likewise, changes in general economic conditions such as unemployment levels and housing values can affect the frequency and loss severity of future repurchases under representations and warranties. For new products that are substantially different in underwriting criteria and documentation standards than that of historic product offerings, the Company initially estimates repurchase frequency from initial quality control tests and uses loss severity from other similar products. As these new products season, the Company adjusts its process to include the historical frequency and loss severity trends for the product. The Company’s reserve for its estimated losses for its liability for representations and warranties was $22.7 million and $17.9 million as of December 31, 2004 and 2003, respectively. Changes to frequency or severity would cause linear changes to the reserve requirements. The Company repurchased approximately $99.0 million and $61.5 million of unpaid principal balances during 2004 and 2003, respectively.

Derivative Financial Instruments. The Company uses derivative financial instruments as part of its risk management activities to protect the value of certain assets and liabilities against adverse price or interest rate movements. All of the Company’s derivative instruments are carried at fair value on the balance sheet. The valuation of these derivatives is critical because carrying assets and liabilities at fair value inherently results in more financial statement volatility. The valuation of the Company’s derivatives is based on third party mid-market quotes from a cross-section of Wall Street dealers or from a model utilizing Wall Street accepted valuation methodologies; and is therefore, generally calibrated to third party mid-market quotes.

Because the majority of the derivative instruments on the Company’s balance sheet are used to protect the value of other assets and liabilities in its balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged. Income statement volatility can occur if the Company makes the decision to not fully hedge the attendant risk, the costs related to hedging reduce the net benefit related to hedging the attendant risk or the derivative instruments are not effective in hedging changes in the value of those assets and liabilities.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company, in the normal course of business, had contractual obligations to make scheduled payments for its operating leases; its liability to repurchase loans under representations and warranties provided to purchasers of its mortgage loans and MSRs; and its obligation to make scheduled principal and interest payments on borrowed funds. The Company is not a party to any off-balance sheet financing arrangements nor does it hold unconsolidated interests in any variable interest entities that could rise to future contractual obligations.

The following table summarizes the Company’s obligations under these arrangements by type and scheduled payment:

Contractual obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Borrowed funds (1)	$706,403	$299,358	$231,979	$229,456	$1,467,196
Unsettled trades	50,543	—	—	—	50,543
Operating leases (2)	11,061	12,657	5,228	195	29,141
Repurchase liabilities (3)	75,600	35,797	4,188	—	115,585
	$843,607	$347,812	$241,395	$229,651	$1,662,465

(1)          Includes contractually due principal and interest. Reference is made to note 11 of the notes to the consolidated financial statements included in this report for additional information regarding the Company’s borrowings.

(2)          Reference is made to note 12 of the notes to the consolidated financial statements included in this report regarding details of the Company’s operating leases.

(3)          A detailed discussion regarding the Company’s liabilities under representations and warranties provided to purchasers of its mortgage loans and mortgage servicing rights can be found in note 19 of the notes to the consolidated financial statements included in this report or under the heading “Critical Accounting Policies” above. As discussed in note 19 of the notes to the consolidated financial statements included in this report and under the heading “Critical Accounting Policies” above, the Company cannot accurately predict the volume or timing of when, or if, mortgage loans or mortgage servicing rights will be presented for repurchase.

Results of Operations – Year ended December 31, 2004, compared to the year ended December 31, 2003

General.  Net income for the year ended December 31, 2004 was $4,220 or $0.09 per share, compared to net income of $50,514 or $1.04 per share, for 2003. NetBank’s management capitalized on the favorable interest rate environment in 2003 to post strong revenues from its financial intermediary segment. In contrast, rising interest rates and interest rate volatility during 2004 adversely impacted the results reported from the financial intermediary segment. Mortgage production within the financial intermediary segment dropped from $18.9 billion to $13.6 billion, while sales of mortgages dropped from $18.3 billion to $14.1 billion comparing 2003 to 2004, respectively. NetBank also experienced pressure on its margins in the financial intermediary segment from increasing competition, especially in the correspondent channel. The financial intermediary segment’s pre-tax income was down by $135 million as a result.     This was offset, in part, by improved results in the retail bank segment which posted a pre-tax loss of $11.1 million during 2004 compared with a pre-tax loss of $61.0 million during 2003. Included in the retail bank segment loss in 2004 was an additional provision for credit losses on the CMC leases of $29.0 million. In the absence of that provision, the retail bank would have reported pre-tax earnings of $17.9 million an improvement of $78.9 million over the prior year.

Interest Income.  NetBank’s interest income for the year ended December 31, 2004 was $232,163 compared to $210,630 in 2003. As detailed in the following rate volume variance table, NetBank lowered the average balance of its loans held for sale by $248,503 and increased the average balance of investment securities available for sale and loan and lease receivables by $52,238 and $822,158, respectively. This repositioning resulted in a positive volume variance of $29,116 due to the increase in average interest-earning assets. This was partially offset by a $7,583 negative variance due to lower yields. The increase in loan and lease receivables is principally the result of the bank retaining originated loans and leases. During 2004, NetBank retained $750,342 of internally originated mortgage loans (primarily adjustable rate mortgages), $87,637 of HELOCs, $384,523 of internally originated auto loans and $175,669 of originated business finance loans and leases. Interest income was impacted for the years ended December 31, 2004 and 2003 by approximately $5.6 million and $6.8 million, respectively, due to the non-accrual status of loans and leases

Interest Expense. Total interest expense for the year ended December 31, 2004 was $92,617 compared to $85,386 for 2003. The $7,231 increase is due to an increase of $604,511 in interest-bearing liabilities, offset, in part, by the impact of a 19 basis-point reduction in the average cost of funds. For the year ended December 31, 2004 there was $47,044 of interest expense on deposits (including checking, money market and certificates of deposits) as compared to $49,784 for the year ended December 31, 2003.  The $2,740 net decrease in interest expense on deposits was the result of a 22 basis-point decline in the average rate paid on deposits resulting in a positive $3,551 rate variance, offset in part by a volume variance of $811 due to an increase in average interest-bearing deposit balances of $113,359. For the year ended December 31, 2004 interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $45,573 compared to $35,602 for 2003. The $9,971 increase in interest expense related to other borrowed funds is the result of an increase of $491,152 in the average outstanding balance, offset, in part, by a 22 basis-point decline in the average cost of funds. The 22 basis-point reduction in the average cost of other borrowed funds is primarily due to higher fixed-rate term FHLB advances being prepaid during the second half of 2003.

Net Interest Income. Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $139,546, or 2.92% of average interest-earning assets for the year ended December 31, 2004, compared to $125,244, or 3.30%, of average interest-earning assets for the year ended December 31, 2003.

The following table details the relative interest rates and average balances of NetBank’s interest-earning assets and interest-bearing liabilities for the years ended December 31, 2004, and 2003:

		Average Yield / Rate						Variance attributable to
Average Balance					Interest			Rate	Volume (3)
2004	2003	2004	2003		2004	2003	Variance
				Interest-earning assets:
$80,728	$29,833	1.32%	1.14%	Short-term investments	$1,065	$340	$725	$54	$671
538,756	486,518	3.87%	4.00%	Investment securities (1)	20,838	19,445	1,393	(632)	2,025
1,758,372	2,006,875	5.97%	6.30%	Loans held for sale (2)	104,936	126,503	(21,567)	(6,623)	(14,944)
2,096,615	1,274,457	5.02%	5.05%	Loan and lease receivables (2)	105,324	64,342	40,982	(382)	41,364
4,474,471	3,797,683	5.19%	5.55%	Total interest-earning assets	232,163	210,630	21,533	(7,583)	29,116

				Interest-bearing liabilities:
234,574	187,962	1.20%	1.49%	Checking accounts	2,812	2,809	3	(545)	548
1,277,853	1,131,461	1.70%	2.06%	Money market	21,712	23,350	(1,638)	(4,073)	2,435
809,259	888,904	2.78%	2.66%	Certificates of deposit	22,520	23,625	(1,105)	1,067	(2,172)
954,468	791,664	2.05%	1.86%	Short-term debt	19,555	14,759	4,796	1,504	3,292
785,275	446,845	3.24%	4.39%	FHLB advances	25,440	19,621	5,819	(5,139)	10,958
11,857	7,667	4.87%	5.07%	Subordinated debt	578	389	189	(15)	204
—	14,272	0.00%	5.84%	Convertible subordinated debt	—	833	(833)	(833)	—
4,073,286	3,468,775	2.27%	2.46%	Total interest-bearing liabilities	92,617	85,386	7,231	(8,034)	15,265

—	—	2.92%	3.09%	Net interest margin	139,546	125,244	14,302	451	13,851
401,185	328,908	0.20%	0.21%	Interest free sources	—	—	—	—	—
$4,474,471	$3,797,683	3.12%	3.30%	Net interest income to interest-earning assets	$139,546	$125,244	$14,302	$451	$13,851

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $34,777 for the year ended December 31, 2004, compared to $7,008 for 2003. The increase in provision relates to recording a $29,000 provision during the fourth quarter for the Company’s aforementioned investment in leases originated by CMC. In November 2004, two settlements in other

CMC related cases were announced that were considered significant. Ameriana Bancorp and Lakeland Bancorp both announced settlements with American Motorist Insurance Company and Royal Indemnity, respectively. Based upon a review of publicly available information, these settlements appear to represent between 42% and 46% of the recorded receivable before allocated reserves. NetBank believes its case against the sureties is still very strong. Excluding this provision for CMC, the provision expense was $5,777 for the year ended December 31, 2004 compared with $7,008 for the year ended December 31, 2003. The reduction in provision expense, excluding the CMC provision, relates to a slowdown in the growth of loan and lease receivables. During 2004, loan and lease receivables grew by $334,460 compared with growth in 2003 of $864,867.

Reference is made to the heading “Financial Condition - Asset Quality and Non-performing Assets” above for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income. Non-interest income declined by $103,193 for the year ended December 31, 2004 compared to the same period of 2003. This decline was primarily driven by the $116,455 decline in gain on sales of loans due to the $3.8 billion or 22% decline in sales of mortgage loans. The decline in sales was compounded by the decline in margins on sales due to increased competitive pressures. Service charges and fees increased $16,695 as a result of 1) an increase in the average number of loans serviced in 2004 compared with 2003 and 2) inclusion of a full year of operating results of NPS during 2004, which was acquired on December 1, 2003. Gain on sales of securities declined by $3,614 and gains on derivatives increased by $7,000 during the year ended December 31, 2004 compared with the same period in 2003. During 2003, the Company was re-balancing the durations of its asset liability mix, offsetting fees for prepayment of higher rate term debt with gains on the sale of selected securities available for sale. During 2004, the Company did not prepay any FHLB advances. In 2004, the Company began a program of hedging on the balance sheet, from an economic standpoint, a portion of the prepayment risk associated with its mortgage servicing rights. That program involves acquiring mortgage backed securities by entering into TBA trades and subsequently taking delivery of the resulting securities on respective agency settlement dates. The TBA trades prior to settlement are free-standing derivatives that are marked to market. In 2004, this gave rise to the gains on derivatives.  Likewise, the Company monetized a portion of its gain on some of the resulting mortgage backed securities available for sale giving rise to a total of $7.8 million of gains on sale of securities. Other income declined by $6,819 primarily due to lower hedge results driven by generally increasing mortgage interest rates and interest rate volatility compared to the same period of 2003.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses. Non-interest expense decreased $42,937, or 12%, for the year ended December 31, 2004 compared to the same period of 2003. This decline was primarily driven by the $25,876 decline in impairment and amortization of mortgage servicing rights due to the reduction in actual and projected prepayments, reduced salaries and benefits expense of $6,803 related primarily to reduced production volume in the financial intermediary segment, $16,193 reduced prepayment fees on the early extinguishment of debt related to the extinguishment of term FHLB borrowings in 2003, and a reduction in prepaid lost interest on curtailments of $4,670 related to reduced actual prepayments on loans serviced in 2004 compared with 2003. These decreases were offset, in part, by depreciation and amortization, occupancy and other expense categories that were generally higher as the Company’s operations expanded period-over-period with the additions of NetBank Dealer Financial Services and NPS.

Retail Banking Segment.

The table below provides an overview of the results of operations for the retail banking segment:

	2004	2003	change
Net interest income	$81,176	$53,236	$27,940
Provision for credit losses	34,745	6,989	27,756
Net interest income after provision	46,431	46,247	184
Gain on sale of loans	3,160	71	3,089
Fees, charges and other income	12,749	11,552	1,197
Total revenues	62,340	57,870	4,470
Total expenses	68,275	61,918	6,357
Pre-tax income before gains on securities, debt and net servicing results	(5,935)	(4,048)	(1,887)
Net gain on securities and prepaid debt	7,780	(4,799)	12,579
Net servicing results	(12,921)	(52,171)	39,250
Pre-tax income (loss)	$(11,076)	$(61,018)	$49,942

Earning assets	$4,368,068	$3,744,553	$623,515
Average UPB underlying MSRs	$12,766,699	$10,146,432	$3,489,653

Efficiencies to earning assets
Net interest income	1.86%	1.42%	0.44%
Provision	0.80%	0.19%	0.61%
Net interest income after provision	1.06%	1.23%	(0.17)%
Gain on sale, fees, charges and other income	0.36%	0.31%	0.05%
Banking revenues	1.42%	1.54%	(0.12)%
Total expenses	1.56%	1.65%	(0.09)%
Pre-tax income before net gains on securities, debt and net servicing results	(0.14)%	(0.11)%	(0.03)%

Net servicing results to UPB underlying MSRs	(0.10)%	(0.51)%	0.46%

Pre-tax loss improved by $49,942 to $11,076 for the year ended December 31, 2004, compared with a pre-tax loss of $61,018 for the same period in 2003. This is in spite of recording an additional provision for credit losses related to the Company’s investment in CMC leases. In the absence of that charge, the improvement would have been $78,942.

Improvements in net interest income of $27,940, improvements in net servicing results of $39,250, improvement in net gain on securities and prepayment of debt of $12,579, and increases in fees, charges and other income of $1,197 resulted in the improvement year-over-year. Net interest income improved primarily because of the retention over the past two years of originated assets including mortgages, leases and auto loans. Likewise, during 2003, the retail banking segment prepaid a large number of higher-priced term FHLB advances and, through pricing, moved the mix of deposits from higher cost certificates of deposit to lower cost money market and checking accounts. These asset-liability strategies have improved net interest income as a percentage of earning assets by 0.44% to 1.86% for the year ended December 31, 2004 compared with 1.42% for the same period in 2003. Net servicing results improved as a result of lower actual and projected prepayments in 2004 compared with 2003. The increase in the provision for credit losses relates to the aforementioned provision for losses on the Company’s investment in leases acquired from CMC. The improvement in fees, charges and other income relates to the increase in transactional accounts (i.e. checking and money market) year-over-year.

These improvements in earnings were offset, in part, by increases in operating expenses of $6,357. The increase in operating expenses relates primarily to the growth in the Company’s auto lending operation.

Financial Intermediary Segment.

The following table highlights the financial intermediary segment production and sales activities:

	2004	2003	change
Net interest income	$57,129	$73,416	$(16,287)
Gain on sales of loans	113,963	236,209	(122,246)
Other income	4,878	4,676	202
Net Beacon Credit Services results	(159)	—	(159)
Net MG Reinsurance results	2,301	1,919	382
Total revenues	178,112	316,220	(138,108)
Salary and employee benefits	92,122	105,315	(13,193)
Occupancy & depreciation expense	28,279	23,203	5,076
Other expenses	34,470	29,623	4,847
Total expenses	154,871	158,141	(3,270)
Pre-tax income	$23,241	$158,079	$(134,838)

Production	$13,632,944	$18,921,756	$(5,288,812)
Sales	$14,146,029	$18,315,651	$(4,169,622)

Total revenues to sales	1.26%	1.73%	(0.47)%
Total expenses to production	1.14%	0.84%	0.30%
Pre-tax margin	0.12%	0.89%	(0.77)%

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes inter-segment sales to the retail banking segment.

The interest rate environment during the year ended December 31, 2003 was much more favorable to mortgage production than the environment during 2004. In 2003, mortgage rates were hitting historic lows. The loan pipelines of originators throughout the mortgage banking industry were filled, resulting in less pressure on margins. During the latter part of 2003 and continuing into 2004, mortgage rates rose, and competitive pressures heated up as pipeline volumes decreased. This margin pressure was especially true in the correspondent channel. This resulted in a decrease in mortgage production of $5.3 billion and a decrease in sales of $4.2 billion. The competitive pressures reduced revenue margins from 173 bps for the year ended December 31, 2003 to 126 bps for the year ended December 31, 2004. As a result, revenues decreased $138,108. Expenses decreased $3,270. Expenses in terms of basis points of production increased from 84 bps to 114 bps comparing the year ended December 31, 2003 to the year ended December 31, 2004. This was the result of less leverage of fixed expenses during 2004.

Transaction Processing Segment.

The transaction processing segment provides ATM and merchant processing services; subservices loans for the retail banking segment, financial intermediary segment and for third party customers; and sells various insurance products using an Internet-based platform.

The following table highlights the results of operations for the transaction processing segment:

	2004	2003	change
Total revenue	$26,770	$18,633	$8,137
Total expenses	24,446	22,617	1,829
Pre-tax income (loss)	$2,324	$(3,984)	$6,308

The transaction processing segment reported an improvement in pre-tax operating results of $6,308. The servicing operations showed improved results related primarily to improved expense control and an increase in the average number of loans serviced when comparing 2004 with 2003. NPS, acquired late in the fourth quarter of 2003, added $1,977 of pre-tax profit to the transaction processing segment’s results during 2004.

Other & Elimination Segment.

For the year ended December 31, 2004, the other & elimination segment recorded a pre-tax loss of $8,159 compared to a pre-tax loss of $13,024 for the same period of 2003. This amount represents NetBank’s holding company expenses and the elimination of intersegment revenues and expenses. The elimination of intersegment revenues primarily consist of the deferral of gains associated with the sale of loans to the retail banking segment from the financial intermediary segment and loan servicing fees paid by the retail banking and financial intermediary segments to the transaction processing segment.

Results of Operations – Year ended December 31, 2003, compared to the year ended December 31, 2002

General.  NetBank’s management capitalized on the favorable market conditions during 2003, allowing the Company to post record levels in all of the following categories: net income of $50,514, or $1.04 per share compared to a 2002 loss of $15,857 or ($0.36) per share; deposits of $2.5 billion, a 24% increase over 2002; mortgage loan production of $18.9 billion, a $7.2 billion increase over 2002; and mortgage loan sales of $17.1 billion, a $5.7 billion increase over 2002. Management also took advantage of the favorable market conditions to push forward its long-term strategy of balancing NetBank’s operations to provide one-third of its total income from each of its major operating segments: retail banking, financial intermediary, and transaction processing. To compare 2003 results to 2002 results one should note that NetBank purchased Resource on March 31, 2002, and its results of operations are therefore included in only nine of the twelve months during 2002. Additionally, NetBank incurred approximately $38 million, pre-tax, in charges related to integrating Resource’s operations, $10 million of acquisition and severance costs and $20.1 million of additional provision expense specifically for the CMC lease portfolio during 2002.

Interest Income.  NetBank’s interest income for the year ended December 31, 2003, was $210,630 compared to $166,755 for 2002. As detailed in the following rate volume variance table, NetBank lowered the average balance of its short-term investments, investment securities available for sale and loan and lease receivables by $79,000, $267,458 and $31,976, respectively, and increased the average balance of its loans held for sale by $1.1 billion which resulted in a net increase of $678,724 in the average balance of interest-earning assets. This repositioning allowed the Company to earn long-term yields on a greater percentage of its interest-earning assets while effectively holding short-term held for sale assets. During 2003, NetBank retained $1.2 billion of internally originated mortgage loans, $99 million of auto loans and $147 million in small business equipment leases. As discussed in note 19 of the notes to the consolidated financial statements included in this report, the Company did not accrue and has not received approximately $5.0 million and $7.6 million of interest related to the CMC lease portfolio during 2003 and 2002, respectively. See Item 3. “Legal Proceedings” included in this report for a more in-depth discussion of the CMC litigation.

Interest Expense. Total interest expense for the year ended December 31, 2003, was $85,386 compared to $103,519 for 2002. The $18,133 decline is primarily due to the 118 basis-point reduction in the average cost of funds, offset in part by the impact of a $628,115 increase in the average balance of interest-bearing liabilities. For the year ended December 31, 2003, there was $49,784 of interest expense on deposits (including checking, money market and certificates of deposits) as compared to $55,162 for 2002.  The $5,378 net decrease in interest expense on deposits was the result of a 77 basis-point decline in the average rate paid on deposits resulting in a positive $12,148 rate variance, partially offset by a negative volume variance of $6,770 due to an increase in the average interest-bearing deposit balance of $379,842. For the year ended December 31, 2003, interest expense on other borrowed funds (including short-term debt, FHLB advances, subordinated debt and convertible subordinated debt) was $35,602 compared to $48,357 for 2002. The $12,755 decline in interest expense related to other borrowed funds is the result of a 196 basis-point decline in the average cost of funds, partially offset by the impact of a $248,273 increase in the average outstanding balance. The 196 basis-point reduction in the average cost of other borrowed funds was primarily due to fixed-rate term FHLB advances being prepaid and replaced with variable-rate advances, repurchase agreements and warehouse lines of credit. NetBank also reduced its overall cost of funds during the period by reallocating its sources of funds to rely more heavily on deposits with an average cost of 225 basis points as opposed to other borrowed funds with an average cost of 282 basis points.

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

The following table details the relative interest rates and average balances of NetBank’s interest-earning assets and interest-bearing liabilities for the years ended December 31, 2003 and 2002:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2003	2002	2003	2002		2003	2002	Variance	Rate	Volume (3)
				Interest-earning assets:
$29,833	$108,833	1.14%	2.18%	Short-term investments	$340	$2,374	$(2,034)	$(1,134)	$(900)
486,518	753,976	4.00%	4.16%	Investment securities (1)	19,445	31,393	(11,948)	(1,258)	(10,690)
2,006,875	949,717	6.30%	7.04%	Loans held for sale (2)	126,503	66,876	59,627	(7,011)	66,638
1,274,457	1,306,433	5.05%	5.06%	Loan and lease receivables (2)	64,342	66,112	(1,770)	(156)	(1,614)
3,797,683	3,118,959	5.55%	5.35%	Total interest-earning assets	210,630	166,755	43,875	(9,559)	53,434

				Interest-bearing liabilities:
187,962	144,472	1.49%	1.64%	Checking accounts	2,809	2,370	439	(211)	650
1,131,461	656,916	2.06%	2.66%	Money market	23,350	17,480	5,870	(3,923)	9,793
888,904	1,027,097	2.66%	3.44%	Certificates of deposit	23,625	35,312	(11,687)	(8,014)	(3,673)
791,664	353,274	1.86%	2.93%	Short-term debt	14,759	10,341	4,418	(3,755)	8,173
446,845	631,443	4.39%	5.81%	FHLB advances	19,621	36,698	(17,077)	(8,971)	(8,106)
7,667	151	5.07%	4.64%	Subordinated debt	389	7	382	1	381
14,272	27,307	5.84%	4.80%	Convertible subordinated debt	833	1,311	(478)	283	(761)
3,468,775	2,840,660	2.46%	3.64%	Total interest-bearing liabilities	85,386	103,519	(18,133)	(24,590)	6,457

—	—	3.09%	1.70%	Net interest margin	125,244	63,236	62,008	15,031	46,977
328,908	278,299	0.21%	0.33%	Interest free sources	—	—	—	—	—
$3,797,683	$3,118,959	3.30%	2.03%	Net interest income to interest-earning assets	$125,244	$63,236	$62,008	$15,031	$46,977

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $7,008 for the year ended December 31, 2003, compared to $22,417 for 2002. The 2002 figure contained $20.1 million of provision specifically for the CMC lease portfolio. See Part I. Item 3. Legal Proceedings included in this report for a more in-depth discussion of the CMC litigation. The increase in provision expense, excluding the $20.1 million CMC provision in 2002, is primarily related to the $869 million increase in loan and lease receivables during the period. Reference is made to the heading “Financial Condition - Asset Quality and Non-performing Assets” above for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income.  Non-interest income increased $133,383 to $310,544 for the year ended December 31, 2003, compared to $177,161 for 2002.  Of this increase, gain on sales of mortgage loans and mortgage servicing rights accounted for $107,134. This large increase was primarily attributable to the strong performance in the financial intermediary segment and Resource’s mortgage subsidiaries not being included in the first three months of 2002. The mortgage subsidiaries’ improved results were attributable to a generally lower interest rate environment resulting in higher production and more favorable pricing conditions. Service charges and fees increased by $14,367 to $51,888 for the year ended December 31, 2003, from $37,521 in 2002. Of this increase, $7,835 is attributable to the addition of Resource’s mortgage servicing operation. The Company realized $12,188 of gains on sales of investment securities available for sale as certain investment securities were sold during 2003, compared to $5,781 during 2002. Realized gains during 2003 of $12,188 were offset in part by impairment charges of $794 on two variable, long-term corporate bonds. The bonds had traded under book value for an extended period of time due to widening credit spreads. Both bonds carry a Standard &

Poor’s “A-” rating. Other income was $15,233 for the year ended December 31, 2003, compared to $8,897 for 2002. Of this increase, $2,561 was attributable to the inclusion of Resource’s operations for only a partial year during 2002. Other income consisted of $4,950 of gains associated with fair value adjustments on derivatives hedging NetBank’s servicing portfolio, $2,044 of revenues from MG Reinsurance, $1,999 of revenues from Republic Leasing, $1,333 of management fees and $4,907 of ancillary fees and income.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses. Non-interest expense increased by $104,710 to $348,727 for the year ended December 31, 2003, from $244,017 for 2002. Resource’s non-interest expenses during the first quarter of 2003 were approximately $43,984. However, since Resource was not acquired until March 31, 2002, its non-interest expenses for the first quarter of 2002 are not included in the 2002 non-interest expense total. The $244,017 of non-interest expense for 2002 included $10,085 of acquisition and severance costs and $18,259 of other costs associated with integrating Resource’s operations during 2002. Additionally, during 2003, the Company incurred $16,193 of prepayment fees on the early extinguishments of certain fixed-rate FHLB advances, compared to $9,944 of prepayment fees during 2002. Excluding these items, non-interest expense increased $72,877 for the year ended December 31, 2003, compared to 2002. The majority of the increase, on a comparable basis, is due to the $36,122 increase in impairment and amortization of mortgage servicing rights and the $21,347 increase in salaries and wages. The high level of refinance activity during 2003, associated with the low interest rate environment, drove the increase in amortization and impairment of mortgage servicing rights. The increase in salaries and wages was primarily driven by the $2.8 billion, on a comparable basis, increase in production during 2003 compared to 2002. Additionally, professional fees increased $5,806, on a comparable basis, due primarily to the $3.2 million of legal expenses associated with the CMC litigation. These increases were partially offset by declines in loan servicing expenses of $3,509, which should continue to decline as NetBank replaces externally serviced loans with internally originated and serviced loans, and customer service expenses of $2,122 related to the consolidation of back-office processes and lower cash-item losses due to more aggressive fraud prevention efforts.

Retail Banking Segment.

The table below provides an overview of the results of operations for the retail banking segment:

	2003	2002	change
Net interest income	$53,236	$24,169	$29,067
Provision for credit losses	6,989	22,394	(15,405)
Net interest income after provision	46,247	1,775	44,472
Gain on sale of loans	71	880	(809)
Fees, charges and other income	11,552	14,643	(3,091)
Total revenues	57,870	17,298	40,572
Total expenses	61,918	67,151	(5,233)
Pre-tax loss before gains on securities, debt and net servicing results	(4,048)	(49,853)	45,805
Net loss on securities and prepaid debt	(4,799)	(4,163)	(636)
Net servicing results	(52,171)	(3,122)	(49,049)
Pre-tax loss	$(61,018)	$(57,138)	$(3,880)

Average earning assets	$3,744,553	$3,022,136	$722,417
Average UPB underlying MSRs	$10,146,432	$4,765,262	$5,381,170

Operations to average earning assets
Net interest income	1.42%	0.80%	0.62%
Provision	0.19%	0.74%	(0.55)%
Net interest income after provision	1.23%	0.06%	1.17%
Fees, charges and other income	0.31%	0.51%	(0.20)%
Banking revenues	1.54%	0.57%	0.97%
Total expenses	1.65%	2.22%	(0.57)%
Pre-tax income before net gains on securities, debt and net servicing results	(0.11)%	(1.65)%	1.54%

Net servicing results to UPB underlying MSRs	(0.51)%	(0.07)%	(0.44)%

Net interest income increased $29,067 during 2003, or 62 basis points, compared to 2002. This increase is primarily due to a decline in the cost of funds during 2003 compared with 2002 and the inclusion of premium impairment charges of approximately $12.5 million in 2002. The decline in the cost of funds was achieved through increased deposits, its lowest rate source of funds, and prepaying $364 million of fixed rate FHLB advances, its highest cost source of funds. Provision for credit losses declined by $15,405 primarily due to $20.1 million of provision specifically for the CMC lease portfolio recorded during 2002. See Item 3. “Legal Proceedings” included in this report for a more in depth discussion of the CMC litigation. Adjusted for the $20.1 million and for NetBank Business Financing, which was only included in nine months of 2002, provision expense increased by $10,287 due to the retention of $1.2 billion of internally originated mortgage loans, auto loans and leases during 2003. Service charges and fees declined $3,091 during 2003 compared to 2002, primarily due to tighter underwriting guidelines curtailing overdrawn deposit fees. The decline in fee income is somewhat offset by a decline in cash item losses, which is included in total expenses. Despite a 24% increase in deposits, the retail bank managed to reduce its total expenses by $5,233. Total expenses in 2003 include a full year of Republic Leasing compared to only nine months during 2002, a difference of $1,760. Total expenses for 2002 included $7,494 of charges associated with the acquisition and integration of Resource. Excluding the period-over-period changes, total expenses declined primarily due to a decrease of $4,551 in external loan servicing fees and a decline of $2,177 in customer service expenses, which includes cash item losses. These declines were offset in part by increases of $1,804 in salaries and benefits, $1,899 in data processing and $1,645 in professional fees. The retail banking segment’s 2003 earnings were lower than expected due to the $16,193 of prepayment fees on FHLB advances and the retail bank lending a large portion of its funds to the financial intermediary segment to support its record $18.9 billion of production. The retail banking segment finances the mortgage operations in the financial intermediary segment at warehouse rates, which are generally lower than what the retail banking segment would earn by directly investing in longer-term assets.

Financial Intermediary Segment.

The following table highlights the financial intermediary segment’s production and sales activities:

	2003	2002	change
Net interest income	$73,416	$40,045	$33,371
Gain on sales of loans	236,209	124,503	111,706
Other income	4,676	(716)	5,392
Net MG Reinsurance results	1,919	1,729	190
Total revenues	316,220	165,561	150,659
Salary and employee benefits	105,315	71,799	33,516
Occupancy & Depreciation	23,203	17,488	5,715
Other expenses	29,623	23,567	6,056
Total expenses	158,141	112,854	45,287
Pre-tax income	$158,079	$52,707	$105,372

Production	$18,921,756	$11,731,439	$7,190,317
Sales (1)	$18,315,651	$11,411,954	$6,903,697

Total revenues to sales	1.73%	1.45%	0.28%
Total expenses to production	0.84%	0.96%	(0.12)%
Pre-tax margin	0.89%	0.49%	0.40%

(1)          2003 includes $1,183,221 of intercompany sales to the retail bank segment.

For the year ended December 31, 2003, the financial intermediary segment had record pre-tax income of $158,079, compared to $52,707 for 2002. The $105,372 increase was driven primarily by increases of $7.2 billion in production and $6.9 billion in sales due the addition of Resource’s mortgage operations on March 31, 2002, which would only be included in nine of the twelve months during the 2002 period, coupled with an increase of 40 basis points in the pre-tax margin due to industry pipelines approaching capacity during the first nine months of 2003 causing pricing pressures to ease.

Transaction Processing Segment.

The following table highlights the results of operations for the transaction processing segment:

	2003	2002	change
Total revenue	$18,633	$6,616	$12,017
Total expenses	22,617	15,111	7,506
Pre-tax loss	$(3,984)	$(8,495)	$4,511

During 2003 and 2002, the transaction processing segment primarily consisted of the servicing division. NPS, the ATM and merchant processing division, was not purchased until December 1, 2003 and therefore its results of operations are only included from that date forward. The improved pre-tax loss of $4,511 during 2003 compared to 2002 was primarily related to the increase in loans serviced by the transaction processing segment on behalf of the retail bank and financial intermediary segments. The increase in loans serviced enabled the servicing division to take advantage of greater economies of scale.

 Other & Elimination Segment.

For the year ended December 31, 2003, the other & elimination segment recorded a pre-tax loss of $13,024 compared to a pre-tax loss of $13,111 for the same period of 2002. This amount represents NetBank’s holding company expenses and the elimination of intersegment revenues and expenses. The elimination of intersegment revenues primarily consist of the deferral of gains associated with the sale of loans to the retail banking segment from the financial intermediary segment and loan servicing fees paid by the retail banking and financial intermediary segments to the transaction processing segment.

Liquidity and Capital Resources

Liquidity. NetBank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. NetBank’s primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, sales or maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. NetBank can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. NetBank’s available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. Net cash inflow for 2004 was $116,675 compared to a net cash outflow of $77,938 for 2003. The increase in net cash flow for 2004 was primarily due to sales of loans held for sale outpacing originations by $889 million. This cash inflow was offset, in part, by originations of loan and lease receivables of $1.4 billion outpacing sales, repayments and maturities of $1.0 billion, and purchases of investment securities of $874 million outpacing sales, repayments and maturities of $638 million.

As an additional source of funds, NetBank had available under existing lines of credit agreements $1.1 billion at December 31, 2004 (see note 11 of the notes to the consolidated financial statements included in this report for additional details of the available lines of credit).

The Company uses deposits as its principal source of funds. During 2004 compared to 2003, deposits increased by $100 million to $2.6 billion from $2.5 billion as of December 31, 2003. NetBank’s deposit products include checking, money market and certificates of deposit accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. NetBank is competitive in the types of accounts, services and ranges of interest rates offered on deposit products. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, NetBank intends to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals. There is the risk that a dramatic increase in interest rates could cause NetBank’s maturing certificates of deposits to be disintermediated; and therefore, NetBank would be unable or unwilling to replace those certificates of deposit at the then higher interest rates. The increase in deposits was offset by a decrease in other borrowed funds, which include FHLB advances, repurchase agreements and warehouse lines of credit of $110 million during 2004.

Capital Resources. NetBank and NetBank, FSB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure of either company to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NetBank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank, FSB must meet specific capital guidelines that involve quantitative measures of NetBank, FSB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. NetBank, FSB’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Under current regulatory guidelines, NetBank, FSB may not make a capital distribution to the Company without prior approval of the OTS.  Current guidelines require, among other things, that NetBank, FSB not make an unapproved capital distribution in excess of its current period year-to-date undistributed earnings plus the preceding two years undistributed earnings and in no event make a distribution which would cause NetBank, FSB to be less than adequately capitalized as defined below.

Quantitative measures established by regulation to ensure capital adequacy require NetBank, FSB to maintain minimum amounts and ratios as set forth in the following table. NetBank, FSB’s regulatory agency, the Office of Thrift Supervision (“OTS”), requires NetBank, FSB to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total capital to risk-weighted assets of 8.0%. As of December 31, 2004 NetBank was subject to a side letter agreement with the OTS, which required NetBank, since its acquisition of Resource in 2002, to maintain minimum capital held against forward sold conforming mortgages to be the greater of 5% or $50,000 and in no event allow the total capital to total assets to fall below 8% and NetBank, FSB to maintain 6% core capital and 12% total risk-based capital ratios. While NetBank, FSB was not in compliance with the terms of the side letter agreement on December 31, 2004, it expired on January 1, 2005; and therefore, NetBank and NetBank, FSB are no longer subject to its more restrictive terms. The Company is not aware of any negative consequences associated with the expired side-letter agreement. The following table presents information related to NetBank, FSB along with capital requirements mandated by the OTS:

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004

Total capital (to risk-weighted assets)	$327,829	11.30%	$232,091	8.00%	$290,114	10.00%

Core capital (to adjusted total assets)	$303,368	6.73%	$180,308	4.00%	$225,385	5.00%

Tangible capital (to adjusted total assets)	$303,368	6.73%	$67,615	1.50%	N/A	N/A

Tier I capital (to risk-weighted assets)	$303,368	10.46%	N/A	N/A	$174,016	6.00%

December 31, 2003

Total capital (to risk-weighted assets)	$296,359	11.79%	$201,122	8.00%	$251,365	10.00%

Core capital (to adjusted total assets)	$262,792	6.42%	$163,712	4.00%	$204,667	5.00%

Tangible capital (to adjusted total assets)	$262,792	6.42%	$61,400	1.50%	N/A	N/A

Tier I capital (to risk-weighted assets)	$262,792	10.45%	N/A	N/A	$150,885	6.00%

In addition, NetBank’s subsidiaries engaged in mortgage banking must adhere to various HUD regulatory guidelines including required minimum net worth to maintain their FHA approved lending status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2004, Market Street and Meritage were in compliance with HUD guidelines. NetBank and its subsidiaries are subject to various other capital requirements by secondary market investors and states. None of these capital requirements are more stringent than the OTS capital requirements. Failure to comply with these restrictions could have a material adverse impact on the Company’s results of operations. Other than the side letter deficiency as previously described, all of the capital requirements placed upon NetBank and its subsidiaries were met as of December 31, 2004.

ITEM 7A:                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NetBank’s principal businesses are retail banking and the origination and purchase of mortgage loans. These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of NetBank’s assets and liabilities are monetary in nature and fluctuations in interest rates will affect NetBank’s future net interest income and cash flows. This interest rate risk is NetBank’s primary market risk exposure. For the year ended December 31, 2004, the only derivative financial instruments that NetBank entered into were associated with hedging activities related to (i) the portfolio of mortgage loans held for sale, (ii) the pipeline of mortgage loan purchase commitments for which the interest rate has been locked, (iii) hedging the securitization and sale of portfolio loans, (iv) the owned mortgage servicing rights portfolio and (v) the mortgage servicing rights which NetBank intends to retain associated with the pipeline of mortgage loan purchase commitments for which the interest rate has already been locked. NetBank’s exposure to market risk is reviewed on a regular basis by NetBank’s management.

			If interest rates were to
	2004		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	25 basis points Estimated Fair Value		50 basis points Estimated Fair Value

Assets:
Cash and cash equivalents	$150,302	$150,302	$150,302	$150,302	$150,302	$150,302
Investment securities available for sale	700,295	700,295	692,319	707,855	684,048	714,883
Mortgage loans held for sale	1,173,779	1,177,413	1,164,352	1,188,998	1,150,263	1,199,370
Mandatory delivery commitments	(1,741)	(1,741)	15,397	(17,011)	33,850	(30,685)
Mortgage loan purchase commitments	1,687	1,687	(2,727)	5,850	(7,924)	9,184
Loan and lease receivables-net of allowance for credit losses	2,095,832	2,087,870	2,078,677	2,096,804	2,069,258	2,105,434
Mortgage servicing rights	172,819	173,243	183,387	161,909	192,254	149,534
swaps, swaptions, caps, floors and forward purchase commitments hedging mortgage servicing rights available for sale	9,934	9,934	2,314	19,317	(4,009)	30,964
Total interest rate sensitive assets	4,302,907	4,299,003	4,284,021	4,314,024	4,268,042	4,328,986
Non-interest rate sensitive assets	319,275	319,275	319,275	319,275	319,275	319,275
Total assets	$4,622,182	$4,618,278	$4,603,296	$4,633,299	$4,587,317	$4,648,261

Liabilities:
Non-interest bearing deposits	$285,218	$285,218	$285,218	$285,218	$285,218	$285,218
Interest bearing deposits	1,420,117	1,307,643	1,302,382	1,313,090	1,297,399	1,318,536
Interest bearing certificates of deposit	934,106	942,308	939,182	945,469	936,075	948,655
FHLB advances	1,124,500	1,125,998	1,123,256	1,128,836	1,120,583	1,131,802
Short-term borrowings	186,991	186,991	186,991	186,991	186,991	186,991
Subordinated debt	11,857	11,857	11,857	11,857	11,857	11,857
Total interest rate sensitive liabilities	3,962,789	3,860,015	3,848,886	3,871,461	3,838,123	3,883,059
Non-interest rate sensitive liabilities	244,910	244,910	244,910	244,910	244,910	244,910
Total liabilities	4,207,699	4,104,925	4,093,796	4,116,371	4,083,033	4,127,969
Minority interest	455	455	455	455	455	455
Shareholders’ equity	414,027	512,898	509,045	516,473	503,829	519,837
Total liabilities, minority interest and shareholders’ equity	$4,622,181	$4,618,278	$4,603,296	$4,633,299	$4,587,317	$4,648,261

The table above shows the carrying values and fair values of NetBank’s portfolio of assets and liabilities.  Fair values of financial assets and liabilities are estimated using several methods.  The first method is by use of directly observable market prices.  This method applies to most of the loans held for sale and investment securities available for sale which trade in highly liquid markets.  A second method employs the use of market benchmarks.  In this method, a benchmark financial asset or liability is selected which matches many of the characteristics of the financial instrument being evaluated.   The instrument being evaluated is then priced at a spread relative to the benchmark instrument.  This method applies to many loan and lease receivables.  A third method used to estimate the fair value of an instrument employs approximating a spread over a readily available market index or yield curve.  This method is used where no directly observable market exists and no suitable benchmark instrument can be found.  Many deposit accounts are evaluated in this manner.  Based on these fair value estimates, the data indicates that the net value of assets and liabilities exceeds that of their associated carry value.  Most of this excess value is derived from the origination of interest bearing deposits.  Additionally, the table shows the exposure of the portfolio to theoretical instantaneous and parallel changes in market interest rates of 25 and 50 basis points.  These simulated values are created using complex financial models which incorporate many assumptions.  Prudent balance sheet management dictates that changes in value for one instrument should be offset to some extent by another balance sheet instrument.  For example, the largest single component of market exposure is loan and lease receivables.  This category declines in theoretical value by $9.2 million for a 25 basis point increase in rates.  This exposure is mitigated by the duration of interest bearing deposits having offsetting exposure of $5.3 million, and interest bearing certificates of deposit with offsetting exposure of $3.1 million.  While most of the risk is balanced out in this manner, the data suggests that the Company benefits in a decline in market interest rates, versus a rise in interest rates.  This is commonly referred to as a liability sensitive position.  Management carefully manages the exposure to these scenario simulations and many others, which are intended to be broadly representative of the likely future path of interest rates.  In examining the table presented above, one point that is worth consideration, as a simplifying assumption, this analysis assumes that risk exposure is passively rather than actively managed, in other words, management does not attempt to alter the balance sheet position to changing market levels.  In practice, management closely monitors market exposure levels and actively manages the position.

Reference is made to note 22 of the notes to the consolidated financial statements included in this report for additional details regarding the valuation of NetBank’s market and interest rate sensitive assets and liabilities.

One of the ways NetBank, FSB, like other savings banks, measures interest rate risk is based on a Net Portfolio Value (“NPV”) analysis.  NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.  An NPV ratio is determined by dividing NPV by the present value of assets.  The following table sets forth the estimated NetBank, FSB NPV ratios as of December 31, 2004 and December 31, 2003 assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB

Rate shock (in basis points)	As of December 31, 2004	As of December 31, 2003	Minimum as of December 31, 2004
+300	7.75%	6.54%	4.00%
+200	8.03%	7.37%	6.00%
+100	8.63%	8.17%	6.00%
Flat	8.96%	8.66%	6.00%
-100	9.19%	9.07%	6.00%

Minimum ratios for NPV risk are established by the Board of Directors as prudent levels for the respective interest rate scenarios. Lower NPV ratios denote more market rate sensitivity for a given rate scenario.  As of December 31, 2004 the analysis indicates sensitivity to rising market interest rates.  This is consistent with the fair value analysis presented above and incorporates many of the same assumptions used in the fair value analysis.  This sensitivity is, however, well within the board approved limits for these scenarios.  Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay.  They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTATARY DATA

Consolidated Financial Statements
NetBank, Inc.

Years ended December 31, 2004, 2003 and 2002
with Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of NetBank, Inc.

We have audited the accompanying consolidated balance sheets of NetBank, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of NetBank, Inc.’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetBank, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NetBank, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 11, 2005

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	December 31,
	2004	2003
Assets
Cash and cash equivalents:
Cash and due from banks	$104,070	$24,211
Federal funds sold	46,232	9,416
Total cash and cash equivalents	150,302	33,627
Investment securities available for sale-at fair value (amortized costs of $702,127 and $449,972, respectively)	700,295	454,348
Stock of Federal Home Loan Bank of Atlanta - at cost	60,128	54,491
Loans held for sale	1,173,779	1,951,113
Loan and lease receivables - net of allowance for credit losses of $24,462 and $43,689, respectively	2,095,832	1,761,372
Mortgage servicing rights – net	172,819	165,214
Accrued interest receivable	11,513	14,713
Furniture, equipment and capitalized software – net	51,438	53,902
Goodwill and other intangibles – net	79,195	62,441
Due from servicers and investors	52,441	33,187
Receivable from unsettled trades	—	90,000
Other assets	74,439	60,397
Total assets	$4,622,181	$4,734,805

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$2,639,441	$2,539,427
Other borrowed funds	1,311,491	1,421,022
Subordinated debt	11,857	11,857
Accrued interest payable	10,309	9,098
Loans in process	27,820	30,756
Unsettled trades	50,543	131,707
Representations and warranties	22,676	17,905
Accounts payable and accrued liabilities	133,562	142,683
Total liabilities	4,207,699	4,304,455

Commitments and contingencies	—	—
Minority interests in affiliates	455	—
Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,820,308 shares issued)	528	528
Additional paid-in capital	432,132	432,035
Retained earnings	43,849	44,102
Accumulated other comprehensive (loss) income, net of taxes of $(696) and $860, respectively	(1,136)	2,742
Treasury stock, at cost (6,292,082 and 5,235,538 shares, respectively)	(61,087)	(48,674)
Unearned compensation	(259)	(383)
Total shareholders’ equity	414,027	430,350
Total liabilities and shareholders’ equity	$4,622,181	$4,734,805

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	For the years ended December 31,
	2004	2003	2002
Interest income:
Loans and leases	$210,260	$190,845	$132,988
Investment securities	20,838	19,445	31,393
Short-term investments	1,065	340	2,374
Total interest income	232,163	210,630	166,755

Interest expense:
Deposits	47,044	49,784	55,162
Other borrowed funds	45,573	35,602	48,357
Total interest expense	92,617	85,386	103,519
Net interest income	139,546	125,244	63,236
Provision for credit losses	34,777	7,008	22,417
Net interest income after provision for credit losses	104,769	118,236	40,819

Non-interest income:
Service charges and fees	68,583	51,888	37,521
Gains on sales of loans and mortgage servicing rights, net of provision for estimated losses on repurchases	115,574	232,029	124,895
Gains on the early extinguishment of debt	—	—	67
Gains on sales of securities, net	7,780	11,394	5,781
Other income	8,414	15,233	8,897
Gains on derivatives, net	7,000	—	—
Total non-interest income	207,351	310,544	177,161

Non-interest expense:
Salaries and benefits	125,864	132,667	93,925
Customer service	12,530	10,964	13,501
Loan servicing	2,542	2,140	5,649
Marketing	9,255	8,495	6,636
Data processing	18,705	16,092	12,722
Depreciation and amortization	20,024	15,801	15,312
Impairment and amortization of mortgage servicing rights	46,603	72,479	26,945
Office expenses	11,331	10,495	9,020
Occupancy	21,896	19,298	15,474
Travel and entertainment	5,245	4,484	3,096
Professional services	16,370	17,390	9,719
Prepaid lost interest from curtailments	5,356	10,026	4,285
Other expenses	9,239	12,203	7,704
Prepayment fees on the early extinguishment of debt	—	16,193	9,944
Non-recurring acquisition and severance	—	—	10,085
Minority interests in net earnings of consolidated affiliates	830	—	—
Total non-interest expense	305,790	348,727	244,017
Income (loss) before income taxes	6,330	80,053	(26,037)
Income tax (expense) benefit	(2,110)	(29,539)	10,180
Net income (loss)	$4,220	$50,514	$(15,857)
Net income (loss) per share outstanding:
Basic	$0.09	$1.05	$(0.36)
Diluted	$0.09	$1.04	$(0.36)

Weighted average shares outstanding:
Basic	46,862	47,963	44,407
Diluted	47,214	48,645	44,407

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands except share and per share amounts)

	For the years ended December 31,
	2004	2003	2002
Common shares
Beginning balance	52,820	52,675	31,751
Issuance of common shares	—	145	1,207
Issuance of stock in conjunction with acquisition	—	—	19,717
Ending balance	52,820	52,820	52,675
Common stock
Beginning balance	$528	$527	$318
Issuance of common stock	—	1	12
Issuance of stock in conjunction with acquisition	—	—	197
Ending balance	$528	$528	$527
Paid in capital
Beginning balance	$432,035	$426,485	$267,004
Purchase of shares of common stock for treasury, net of reissuances	97	(153)	18
Issuance of restricted stock	—	109	—
Issuance of common stock	—	5,550	4,098
Issuance of stock in conjunction with acquisition	—	44	155,365
Ending balance	$432,132	$432,035	$426,485
Retained earnings (deficit)
Beginning balance	$44,102	$(2,568)	$13,289
Net income (loss)	4,220	50,514	(15,857)
Cash dividends declared	(3,748)	(3,844)	—
Purchase of shares of common stock for treasury, net of reissuances	(725)	—	—
Ending balance	$43,849	$44,102	$(2,568)
Accumulated other comprehensive income
Beginning balance	$2,742	$11,026	$(3,648)
Realized (gain) loss on sale of securities, net of taxes	(4,861)	(7,190)	(3,648)
Unrealized gain (loss) on securities, net of taxes	983	(1,094)	18,322
Ending balance	$(1,136)	$2,742	$11,026
Treasury stock, at cost
Beginning balance	$(48,674)	$(33,880)	$(21,509)
Purchase of shares of common stock for treasury, net of reissuances	(14,005)	(15,888)	(12,371)
Issuance of stock for unearned compensation, net of amortization	—	388	—
Issuance of stock in conjunction with acquisition	1,592	706	—
Ending balance	$(61,087)	$(48,674)	$(33,880)
Unearned compensation
Beginning balance	$(383)	$—	$—
Issuance of stock for unearned compensation	—	(497)	—
Amortization of unearned compensation	124	114	—
Ending balance	$(259)	$(383)	$—
Total shareholders’ equity	$414,027	$430,350	$401,590

Comprehensive income
Net income (loss)	$4,220	$50,514	$(15,857)
Other comprehensive income (loss)	(3,878)	(8,284)	14,674
Comprehensive income (loss)	$342	$42,230	$(1,183)

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2004	2003	2002
Operating activities:
Net income (loss)	$4,220	$50,514	$(15,857)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	20,024	15,801	15,312
Amortization of premiums on investment securities, loan and lease receivables and debt	14,728	14,609	38,786
Gain on sale of furniture, fixtures and equipment	—	—	(2,800)
Origination of loans held for sale	(12,794,753)	(18,921,756)	(11,731,320)
Repurchase of previously sold mortgages	(99,007)	(61,520)	(42,994)
Proceeds from sales of loans held for sale	13,782,621	18,693,517	11,491,755
Net gain on sales of mortgage loans and servicing rights	(115,574)	(232,029)	(124,895)
Capitalization of mortgage servicing rights	(59,821)	(211,273)	(141,222)
Proceeds from sales of mortgage servicing rights	5,307	62,726	163,298
Impairment and amortization of mortgage servicing rights	46,603	72,479	26,945
Gain on the early extinguishment of debt	—	—	(67)
Provision for credit losses	34,777	7,008	22,417
Gain on sales of investment securities	(7,780)	(11,394)	(5,781)
Amortization of unearned compensation	124	(383)	—
Changes in assets and liabilities which provide (use) cash:
Decrease (increase) in accrued interest receivable	3,200	(1,874)	157
(Increase) decrease in due from servicers and other assets	(33,296)	29,722	71,128
Increase (decrease) in accrued interest payable	1,211	(4,168)	(4,637)
(Decrease) increase in loans in process	(2,936)	(14,978)	12,102
(Decrease) increase in accounts payable and accrued liabilities	(9,121)	31,556	(32,735)
Net cash provided by (used in) operating activities	790,527	(481,443)	(260,408)

Investing activities:
Purchases of available for sale securities	(873,895)	(183,917)	(1,758,939)
Principal repayments on available for sale securities	38,369	103,955	230,683
Sales and maturities of available for sale securities	599,262	318,304	1,741,670
(Purchase) sale of Federal Home Loan Bank Stock	(5,637)	(17,891)	18,939
Origination of loan and lease receivables	(1,398,383)	(1,521,091)	(422,420)
Principal repayments on loan and lease receivables	680,535	744,444	698,885
Proceeds from sales of loan and lease receivables	346,062	—	226,056
Purchases of furniture, equipment and capitalization of software, net of disposals	(15,444)	(21,280)	(13,931)
Acquisitions, net of cash acquired	(17,278)	(18,796)	29,762
Other investing activities	455	—	—
Net cash (used in) provided by investing activities	(645,954)	(596,272)	750,705

Financing activities:
Increase in deposits	100,014	494,505	551,102
Proceeds from other borrowed funds	14,514,027	14,246,000	7,485,802
Repayments of other borrowed funds	(14,623,558)	(13,708,758)	(8,433,199)
Net proceeds from issuance of subordinated notes	—	7,475	4,382
Repurchase of convertible subordinated notes	—	(26,358)	(923)
Issuances of common stock	—	5,551	4,110
Net purchase of treasury stock	(14,633)	(14,794)	(12,353)
Dividend payments on common stock	(3,748)	(3,844)	—
Net cash (used in) provided by financing activities	(27,898)	999,777	(401,079)
Net increase (decrease) in cash and cash equivalents	116,675	(77,938)	89,218
Cash and cash equivalents:
Cash, beginning of period	33,627	111,565	22,347
Cash, end of period	$150,302	$33,627	$111,565

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$91,406	$89,554	$109,378
Cash paid during the period for income taxes	$(8,610)	$1,821	$928

Non-cash investing and financing activities:
Fair value of assets acquired	$815	$11,727	$1,057,830
Amortizable intangibles	6,487	—	—
Goodwill	14,261	14,107	17,662
Liabilities assumed	(94)	(5,875)	(919,930)
Stock issued in transaction	(1,592)	(750)	(155,562)
Cash paid for business	$19,877	$19,209	$—

See notes to the consolidated financial statements

1.             ORGANIZATION AND BASIS OF PRESENTATION

NetBank, Inc. is a financial holding company engaged primarily in retail banking; mortgage banking; business finance; and providing ATM, merchant processing and other transaction processing services.  NetBank, Inc. wholly owns the outstanding stock of NetBank (“NetBank, FSB” or “the Bank”), a federal savings bank; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc. (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation formed to be involved in strategic partnering opportunities. NB Partners, Inc. owns all of the outstanding stock of Financial Technologies, Inc., a corporation formed in 2004 to market transaction processing services to other financial services companies. NetBank, FSB owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, NetBank Payment Systems, Inc. (“NPS”), a provider of ATM and merchant processing services for retail and other non-bank businesses, and Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider. The consolidated company is referred to herein as “NetBank” or “the Company”.

During the third quarter of 2004, Resource Bancshares Mortgage Group, Inc. (“Resource”) and Republic Leasing Company, Inc., both of which had been subsidiaries of NetBank, FSB, were legally consolidated into NetBank, FSB and ceased to exist as separate corporations.  Republic Leasing Company, Inc. now operates as the NetBank Business Finance division of NetBank, FSB.  In addition, during the fourth quarter of 2004, RBMG, Inc., formerly a subsidiary of NetBank, FSB, was legally consolidated into NetBank, FSB and ceased to exist as a separate corporation.  RBMG, Inc. now operates as the NetBank Funding division of NetBank, FSB.  NetBank Funding is engaged primarily in conforming mortgage lending through a nationwide network of correspondent and wholesale lenders.

All dollar figures are presented in thousands (000s), except per share data, unless otherwise noted.  Net income per share is presented on a diluted basis.  All of NetBank’s operations and assets are located within the United States.

2.             ACQUISITIONS

In December 2004, the Company, through its Market Street subsidiary, acquired 19 retail branch offices and certain associated assets of Guaranty Residential Lending, Inc., a mortgage banking business, pursuant to an Asset Purchase and Assignment Agreement.  The consideration paid, including transaction costs, was approximately $1.9 million. The acquisition was accounted for as a purchase, and, accordingly, all assets and liabilities were recorded at fair value.  As such, $1.6 million in goodwill, including transaction costs, was recorded. The Company is obligated to pay additional consideration up to $1.6 million over the next two years based on specific production goals as specified in the Asset Purchase Agreement.  The results of operations for the acquired branches have been included from the date of acquisition.

On July 1, 2004, the Company acquired the principal operating assets of Beacon Credit Services, LLC (“Beacon”), a privately held provider of recreational vehicle, boat and aircraft financing.  The consideration paid consisted of 194,217 shares of NetBank common stock and cash of $5.0 million. The acquisition was accounted for as a purchase, and, accordingly, all assets and liabilities were recorded at fair value resulting in $6.4 million of goodwill.  Beacon Credit Services, LLC’s results of operations have been included from the date of acquisition.

During the year ended December 31, 2004, NPS acquired certain assets or processing contracts of various smaller ATM and merchant processing businesses.  The acquisitions were accounted for as purchases, and, as such, $6.3 million of goodwill and $6.5 million of amortizable intangibles were recorded. Consideration for the processing contracts and related businesses totaled $13.0 million. The results of operations for the various acquisitions have been included from their respective dates of acquisition.

On December 1, 2003, NetBank, Inc. acquired all of the outstanding stock of Financial Technologies, Inc., subsequently renamed NetBank Payment Systems, Inc., pursuant to an agreement dated October 5, 2003. The consideration paid consisted of 77,674 shares of NetBank common stock and cash of $16 million.  The acquisition was accounted for as a purchase, and accordingly, all assets were recorded at fair value. The Company recorded $12.6 million of goodwill and $4.8 million of contract intangibles associated with the purchase. Goodwill was decreased during 2004 by $1.0 million related to adjustments to the valuation of NPS’s inventory of ATMs and ATM parts. The Company may pay additional consideration if NPS reaches specific financial goals over the next five years. NPS’s results of operations have been included from the date of acquisition.

On April 30, 2003, the Company acquired certain assets of Memorial Park Mortgage, LTD, a mortgage banking business, pursuant to an Asset Purchase and Assignment Agreement.  The consideration paid, including transaction costs, was $3.2 million. The acquisition was accounted for as a purchase, and accordingly, all assets and liabilities were recorded at fair value. As such, $2.0 million in goodwill, including transaction costs, was recorded. Its results of operations have been included from the date of acquisition.

On March 31, 2002, NetBank consummated its acquisition of Resource pursuant to an Agreement and Plan of Merger dated November 18, 2001. In the merger, NetBank issued 1.1382 shares of NetBank common stock in exchange for each outstanding share of Resource common stock, equivalent to approximately 19.7 million shares of common stock plus cash in lieu of fractional shares. The transaction was accounted for as a purchase, and a total of $20.6 million of goodwill was recorded.  Goodwill was decreased during 2004 by $1.1 million related to tax adjustments associated with the acquisition.

3.             ACCOUNTING POLICIES

The accounting and reporting policies of NetBank conform with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking and mortgage banking industries. Certain amounts from prior years have been reclassified to conform to current period presentation.  The following is a summary of the Company’s more significant accounting policies:

Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Significant Estimates.  The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Such estimates relate to the Company’s allowance for credit losses; the fair values of loans held for sale, loan and lease receivables, mortgage servicing rights, servicing hedges and the Company’s other hedging instruments; and reserves for losses on representations and warranties provided to purchasers of loans or mortgage servicing rights.  Because of the inherent uncertainties associated with any estimation process and due to possible future changes in market and economic conditions that will affect fair values, it is possible that actual future results in realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.

Cash and Cash Equivalents.  For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, demand deposits due from banks, and federal funds sold to banks.  NetBank is required to maintain a cash reserve with the Federal Reserve based on a graduated percentage of transaction deposit accounts, which is also included in cash and cash equivalents.  The reserve was $1,159 and $2,003 at December 31, 2004 and 2003, respectively.

Investment Securities Available for Sale.  Investment securities classified as available for sale are carried at fair value.  Unrealized holding gains or losses, net of tax, on available for sale securities are reported as a net amount in other comprehensive income in the statement of shareholders’ equity.  Gains and losses from dispositions are based on the net proceeds and the adjusted carrying amounts of the securities sold using the specific identification method.  Any decreases in investment value determined to be other than temporary declines are recognized in current period results.  Premiums and discounts are recognized in interest income over the period to maturity.

Loans Held for Sale. Loans held for sale are carried at the lower of aggregate cost or market (“LOCOM”).  Loan origination fees and costs related to loans originated for sale are capitalized and are recognized as a component of the gain or loss upon sale of the related principal balance.  Derivatives used to hedge the fair value of mortgage loans held for sale are carried in the Company’s balance sheet as assets or liabilities at fair market value. The Company has elected and its current instruments qualify for special hedge accounting for these derivatives under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No 149. (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  Accordingly, changes in the value of derivatives used to hedge changes in the fair value of loans held for sale are recorded as cost basis adjustments to loans held for sale.

On occasion the Company has to repurchase certain non-performing loans.  Upon repurchase of a loan, the Company initially capitalizes the current unpaid principal balance (“UPB”) and related advances.  Any other related costs are immediately charged against the reserve. The Company then marks the repurchased loan portfolio to the LOCOM with any estimated losses charged against the reserve.

Loan and Lease Receivables.  Loan and lease receivables are stated at amortized cost, net of allowances for credit losses.  Origination fees and certain direct origination costs associated with the Company’s loan and lease receivables are capitalized and recognized as a yield adjustment.  Premiums on loans purchased from third parties are capitalized and recognized as a yield adjustment.  Such premiums are classified with the loan balance to which they relate for financial reporting purposes.

Lease receivables consist of direct finance equipment leases, which are carried at amortized cost, net of allowances for credit losses.  Interest income is recognized monthly based on the net lease outstanding balance.  Residuals are recognized monthly based on the estimated end-of-lease value and are included as an adjustment to interest income.

Allowance for Credit Losses.  The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio.  For loans and leases originated by NetBank for investment, allowances are established through a charge to current period earnings.  Management determines the adequacy of the allowance based upon reviews of individual and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. Loans and leases deemed uncollectible are charged off against the allowance. Provisions for credit losses, net of recoveries on loans previously charged off, are added to the allowance.

Mortgage Servicing Rights.  The Company accounts for its mortgage servicing rights under the guidance set forth in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  As such, the Company allocates the total cost of a whole mortgage loan originated or purchased to the mortgage servicing rights and the loan (without servicing rights) based on relative fair values.  The market value of servicing rights acquired in bulk transactions, rather than as by-products of the Company’s loan production activities, is initially capitalized at the lower of cost or the estimated present value of future expected net servicing income.  Amounts capitalized as mortgage servicing rights are amortized over the period of, and in proportion to, estimated future net servicing income.

The Company accounts for its mortgage servicing rights based on the lower of cost or market on an aggregate basis. The Company assesses its capitalized mortgage servicing rights for impairment (on a stratified basis) based on the estimated market values of those rights.  Impairments are recognized as a valuation reserve for each impaired stratum.  When values go down, the impact is recorded through the income statement.  When values go up, the increase may be recorded in earnings only to the extent of impairment reserves established by previous write downs of servicing.  The Company’s analysis values such rights in consideration of current forward committed delivery prices, if applicable, and prevailing interest, prepayment and default rates, and other relevant factors as appropriate or allocable to each valuation stratum.

The Company uses various derivatives to manage its interest rate and prepayment risk on its servicing portfolio.  Under SFAS 133, as amended, the Company may elect, at its option, hedge accounting treatment for its servicing rights.  If changes in the value of the servicing rights and the hedges meet certain hedge effectiveness criteria, changes in the fair value of the servicing rights may be offset in the income statement by changes in the fair value of the hedging instrument. Under SFAS 133, as amended, the hedges are marked-to-market through the income statement as other income.  The election for special hedge accounting treatment must be made at the beginning of the accounting period, in accordance with SFAS 133, as amended.

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

As a servicer of mortgage loans, the Company will incur certain losses in the event it becomes necessary to carry out foreclosure actions on loans serviced. Substantially all serviced agency-eligible loans are fully guaranteed against such losses by the securitizing government sponsored enterprise.  Losses for foreclosure activities are included as part of the Company’s analysis of the present value of future cash flows on its mortgage servicing rights.

Furniture, Equipment and Capitalized Software.  Furniture and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful life of each asset.  NetBank evaluates the estimated useful lives of assets on a periodic basis to determine whether events or circumstances warrant revised estimated useful lives or whether any impairment exists as required by Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.  Management believes no impairment existed at December 31, 2004.

Certain costs incurred to develop internal use computer software are capitalized in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  Such costs include external direct costs of materials and services consumed in developing internal use software and direct payroll and payroll-related costs for employees who devote time to the internal use software project.  Once the capitalization criteria of the SOP have been met, such costs are classified as capitalized software and are amortized on a straight-line basis over three to five years beginning when the software is put into use.

Goodwill and Other Intangible Assets.  The Company tests goodwill and other intangible assets for impairment on at least an annual basis as prescribed in Statement of Financial Accounting Standards No 142 (“SFAS 142”), Goodwill and Other Intangible Assets.  The goodwill impairment test is based on expected future cash flows and as a multiple of expected future earnings.  Contract intangibles are amortized over the estimated lives of the contracts and core-deposit intangibles are amortized on a straight-line basis over the remaining useful life.  Reference is made to note 9 within these notes to the consolidated financial statements for additional details regarding goodwill and other intangibles.

Other Real Estate Owned. Other real estate owned (“REO”) is carried at the lower of the original carrying amount or fair value less costs to sell.

Mortgage Loan Purchase/Funding Commitments. In connection with its mortgage banking activities, NetBank enters into mortgage loan purchase/funding commitments (“rate locks”) to fund residential mortgages at specified interest rates and within specified periods of time, generally up to 90 days from the time the interest rate is locked.  Rate locks whose underlying originated loan will be held for sale upon funding is a derivative instrument under SFAS 133, as amended.  As such, it is recognized at fair value in other assets with changes in its value recorded as an adjustment to gain on sale of loans.

Consistent with the concepts embodied in SEC Staff Accounting Bulletin No. 105 (“SAB 105”), Application of Accounting Principles to Loan Commitments, NetBank records no value for rate locks at inception.  Subsequent to the inception date, the Company measures the value of the rate locks as the change in secondary marketing value from inception date to measurement date (balance sheet date).

Derivatives and Derivatives Designated as Hedges.  NetBank maintains a portfolio of derivatives to economically hedge certain assets or liabilities, primarily loans held for sale, rate locks, mortgage servicing rights and future mortgage servicing rights associated with mortgage loans held for sale and rate locks. Derivatives hedging the potential value of future mortgage servicing rights may be designated as cash flow hedges.  Accordingly, as set forth in the guidance of SFAS 133, as amended, the change in fair value is recorded in other assets and as an adjustment to other comprehensive income. There were no derivatives designated as cash flow hedges as of December 31, 2004 or 2003.

NetBank’s portfolio of derivatives which are designated and qualify as hedges are accounted for per the guidance set forth in SFAS 133, as amended.  As such, the Company tests the fair value hedges related to its mortgage loans held for sale and mortgage servicing rights at inception and on an ongoing basis to determine that the derivatives are highly effective in offsetting changes in fair values or cash flows of the respective hedged items. Gains and losses on derivatives hedging servicing assets are included in other income, and gains and losses on derivatives hedging mortgage loans held for sale are included in gains on sales of loans and mortgage servicing rights.

If a derivative fails to meet hedge effectiveness tests, if hedge designation for a derivative is discontinued, or if the asset or liability being hedged is disposed of, the derivative is marked-to-market through the statement of operations and included in other income. The Company did not have a material amount of derivatives fail to meet hedge effectiveness tests during 2004 and 2003.  Derivatives not designated as either fair value or cash flow hedges are marked-to-market through the statement of operations and included in gain (loss) on derivatives with the offsetting entry to other assets.

Liabilities for Representations and Warranties.  The Company establishes reserves for its liabilities under representations and warranties provided to purchasers of its mortgage loans and mortgage servicing rights.  The Company follows the guidance set forth in FASB Interpretation No 45 (“FIN 45”), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to calculate the estimated loss on future repurchases of loans.  The reserve is provided through a current period reduction of gain on sale of loans and mortgage servicing rights.  Such provision is based on historical repurchase frequency, loss severity by vintage production year and such other information as is appropriate in the circumstances.

Interest Income on Loans.  Interest on loans is generally recorded over the term of the loan based on the unpaid principal balance (“UPB”).  Accrual of interest is discontinued when either principal or interest becomes 90 days past due or when, in management’s opinion, collectibility of such interest is doubtful.  In addition, any previously accrued interest is reversed when the loan becomes 90 days contractually past due.  Until a loan is returned to accrual status, which is once all contractually past due amounts are received by the Company and management has determined that receipt of all future payments is probable, any partial payments are applied directly to principal.

Gains on Sales of Loans.  Gains or losses on the sale or securitization of loans are determined at sale date and are measured by the difference between the net proceeds and the net carrying amount of the underlying loans.

Advertising.  NetBank expenses the cost of advertising as incurred.

Income Taxes.  Provisions for income taxes are based upon amounts reported in the statements of operations and include deferred taxes for net operating loss carryforwards generated prior to the year ended December 31, 2004 and temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the temporary differences are expected to reverse.  NetBank records a valuation allowance when management believes it is more likely than not that deferred tax assets will not be realized.

Net Income Per Share.  NetBank computes basic net income per common share based on the weighted average number of common and common equivalent shares outstanding during the year.  Diluted net income per common and common equivalent share is computed based on the weighted average number of common and potentially dilutive common shares outstanding during the year.

Stock Options.  The Company has a stock incentive plan, the 1996 Stock Incentive Plan (the “Plan”), which is described more fully in note 16.  The Company accounted for the Plan under the recognition and measurement principles of Accounting Principles Board 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations.  As such, no stock option-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the pro forma effect on net income and net income per share had the Company applied the fair value recognition provisions of Financial Statement of Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to stock option based employee compensation.

	For the year ended
	2004	2003	2002
Net income (loss), as reported	$4,220	$50,514	$(15,857)
Deduct:
Total stock option based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,413)	(2,784)	(2,549)
Pro forma net income (loss)	$807	$47,730	$(18,406)

Earnings (loss) per share:
Basic – as reported	$0.09	$1.05	$(0.36)
Basic – pro forma	$0.02	$1.00	$(0.41)

Diluted – as reported	$0.09	$1.04	$(0.36)
Diluted – pro forma	$0.02	$0.98	$(0.41)

Compensation expense of $124 and $114 related to restricted stock awards was recognized and included in the statement of operations for the years ended December 31, 2004 and 2003, respectively.  Restricted stock awards are recognized on a straight-line basis over the vesting period. Reference is made to the following discussion regarding the Company’s intention to adopt the fair value recognition principles of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, in 2005.

New Accounting Pronouncements.

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivatives instruments.  In the bulletin, the SEC determined that a loan commitment for which the interest rate has been locked should be valued at zero at inception.  The adoption of SAB 105 prospectively on April 1, 2004, did not have a material impact on the Company’s balance sheet or statement of operations.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) supplemented EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on available for sale debt and equity securities.  In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue 03-1, which deferred the effective date of the recognition and measurement provisions of the consensus until further guidance is issued. A separate proposed FSP was issued in September 2004 to address EITF 03-1 implementation issues. Comments on this proposal were due on October 29, 2004. The additional annual disclosures required by the March 2004 consensus are effective for the fiscal year ending December 31, 2004. The amount of any other-than-temporary impairment that may need to be recognized upon full implementation of EITF 03-1 will depend on market conditions and other factors and will not be known until the guidance is finalized. NetBank is currently evaluating the impact implementation of this guidance could have on its consolidated financial position or results of operations.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123r”), Share-Based Payment, which is a revision of SFAS 123.  SFAS 123r supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash flows.  Generally, the approach to accounting for share-based payments in SFAS 123r is similar to the approach described in SFAS 123, except that SFAS 123r requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values.  SFAS 123r is effective for NetBank at the beginning of the first interim period beginning after June 15, 2005; early adoption is encouraged. NetBank intends to adopt SFAS 123r using the Modified-Prospective Transition provisions of SFAS 123r, which will require financial statement recognition of the fair value of all share-based payments that vest subsequent to adoption. Pro forma disclosure will be required for all prior periods presented. Based on NetBank’s current outstanding stock options, NetBank estimates it will be required to record approximately $1.5 million of additional compensation expense during the last six months of 2005.  However, management is currently reviewing implementation alternatives and the impact may be significantly less than $1.5 million. Adoption of SFAS 123r is not expected to have a material impact on NetBank’s financial condition or cash flows.

4.             INVESTMENT SECURITIES

The following tables set forth the amortized cost, estimated fair value and gross unrealized gains and losses of the Company’s investment securities, all of which as of December 31, 2004 and 2003, were classified as available for sale:

As of December 31, 2004	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. government agencies - MBS	$574,495	$—	$3,205	$571,290
Collateralized mortgage obligations	31,572	108	87	31,593
U.S. treasury securities	53,177	865	87	53,955
Corporate bonds	39,150	609	218	39,541
Habitat bonds and other	3,733	183	—	3,916
Total	$702,127	$1,765	$3,597	$700,295

As of December 31, 2003	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. government agencies - MBS	$191,492	$1,243	$114	$192,621
Collateralized mortgage obligations	1,356	108	—	1,464
U.S. government agencies - bonds	224,435	2,743	—	227,178
Corporate bonds	29,094	411	187	29,318
Habitat bonds and other	3,595	172	—	3,767
Total	$449,972	$4,677	$301	$454,348

The following tables set forth certain information regarding the estimated fair value and amortized cost of investment securities, which mature during each of the periods indicated, and the weighted average yields for each range of maturities at December 31, 2004.  The actual maturities of the investment securities may differ from contractual maturities as certain of the investment securities are subject to call provisions, which allow the issuer to accelerate the maturity date of the security:

	Contractually maturing
As of December 31, 2004	Less than 1 year	Weighted average yield	1-5 years	Weighted average yield	5-10 years	Weighted average yield	Greater than 10 years	Weighted average yield

U.S. government agencies - MBS	$101,933	4.64%	$254,134	4.64%	$119,063	4.64%	$96,160	4.64%
Collateralized mortgage obligations	7,229	4.98%	14,174	4.98%	6,910	4.98%	3,280	4.98%
U.S. treasury securities	—	—	—	—	—	—	53,955	5.02%
Corporate bonds	—	—	—	—	—	—	39,541	3.89%
Habitat bonds and other	—	—	—	—	—	—	3,916	3.75%
Total	$109,162	4.66%	$268,308	4.66%	$125,973	4.66%	$196,852	4.58%

	As of December 31, 2004
	Amortized Cost	Estimated Fair value

Due in less than one year	$109,447	$109,162
Due in more than one year but less than five years	269,010	268,308
Due in more than five year but less than ten years	126,303	125,973
Due after ten years	197,367	196,852
Total	$702,127	$700,295

The investment securities included in the tables above which are not due at a single maturity date have been allocated over the respective periods.

Using the specific identification method, the Company realized $7,789, $12,188 and $7,524 of gains and $9, $0 and $1,743 of losses from securities that were sold during 2004, 2003 and 2002, respectively.  Additionally, during 2003 the Company recorded impairment charges of $794 on two variable rate corporate bonds that had traded under book value for an extended period of time.

	As of December 31, 2004
	Unrealized losses < 1 year	Unrealized losses > 1 year	Number of securities
U.S. government agencies - MBS	$3,205	$—	33
Collateralized mortgage obligations	87	—	3
U.S. treasury securities	87	—	1
Corporate bonds	218	—	3
Habitat bonds and other	—	—	—
Total	$3,597	$—	40

NetBank has reviewed its securities with unrealized losses and determined that none of the securities are other than temporarily impaired.

5.             LOAN AND LEASE RECEIVABLES

NetBank’s portfolio of loan and lease receivables consist primarily of internally originated 1-4 family first and second mortgage loans, home equity loans, automobile loans and business equipment financing loans and leases.

At December 31, 2004 and 2003, the Company had net premiums on its loan and lease receivables of $33,765 and $25,199, respectively.  At December 31, 2004 and 2003, $1,128 and $3,891, respectively, of the Company’s net premiums were associated with purchased as opposed to originated loans. At December 31, 2004, 18%, 11%, 8%, 6% and 6% of NetBank’s loan and lease receivables were with customers residing in Florida, California, Georgia, Colorado and Minnesota, respectively.

The following is a summary of NetBank’s loan and lease receivables as of December 31:

	2004		2003
	Amount	%	Amount	%
First mortgages	$1,081,676	51.0%	$1,186,565	65.7%
Second mortgages	170,993	8.1%	123,124	6.8%
Leases	356,016	16.8%	349,952	19.5%
Auto	391,934	18.5%	92,724	5.1%
Home equity lines	115,068	5.4%	50,816	2.8%
Consumer	4,607	0.2%	1,880	0.1%
Total	2,120,294	100.0%	1,805,061	100.0%
Less allowance for credit losses	(24,462)		(43,689)
Total	$2,095,832		$1,761,372

NetBank’s lease receivables consist primarily of business equipment leases originated and serviced by its NetBank Business Finance division.  In addition to its originated lease receivables, NetBank, FSB owns a portfolio of purchased lease receivables originated by Commercial Money Center, Inc. (“CMC”).  NetBank, FSB is involved in litigation with three insurance companies who are sureties on the purchased leases. Since the second quarter of 2002, the entire portfolio has been on non-accrual status pending outcome of the litigation.  NetBank, FSB has filed a claim for all principal and interest payments that are currently past due, approximately $96 million. The Company charged off $50,230 of the unpaid principal balance during 2004 resulting in a remaining balance of $31,527.

The following disclosures relate only to that portion of NetBank’s lease receivables not subject to the aforementioned litigation:

	2004	2003
Minimum Lease payments due from lessees	$371,670	$304,250
Estimated residuals	3,208	2,882
Initial direct costs, net	13,951	11,904
Total	388,829	319,036
Unearned income	(64,340)	(52,281)
Net book value	$324,489	$266,755

The maturities of minimum lease receivables, including lease residuals, are as follows:

2004
2005	$123,968
2006	100,598
2007	74,193
2008	47,253
2009	21,185
2010 and thereafter	7,681
Total	$374,878

At December 31, 2004 and 2003, the average lease size was approximately $37 and $31, respectively.  At December 31, 2004, 20%, 8%, 7%, 7%, and 4% were located in the states of California, Texas, Florida, New York, and Georgia, respectively. At December 31, 2004, 16% of lease receivables were collateralized by restaurant equipment, 13% by medical equipment, 7% by rental equipment and 7% by hair salon equipment.  In most instances, the Company requires a security deposit equal to one monthly payment and personal guarantees.  At December 31, 2004 and 2003, NetBank held security deposits and sales and property taxes for the benefit of lessees of $11.7 million and $9.8 million, respectively.

6.             ALLOWANCE FOR CREDIT LOSSES AND NON-PERFORMING ASSETS

NetBank considers a loan or lease receivable to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan or lease agreement.  NetBank measures impairment of a loan or lease on a loan-by-loan or lease-by-lease basis.  Amounts of impaired loans or leases that are not probable of collection are charged off immediately.

The following is a summary of the allowance for credit losses for the years ended December 31:

	2004	2003	2002
Beginning balance	$43,689	$42,576	$22,865
Allowance recorded in connection with the purchase of loan pools	—	—	7,257
Provision for credit losses	34,777	7,008	22,417
Allowance acquired in connection with acquisition of Resource	—	—	1,828
Allowance transferred to held for sale	—	—	(3,270)
Charge-offs:
First mortgages	(26)	—	(1)
Second mortgages	(734)	(1,486)	(6,125)
Leases	(54,019)	(5,775)	(3,190)
Home equity lines	(469)	(557)	(555)
Consumer	(101)	(236)	(270)
Auto	(2,744)	(124)	(116)
Total charge-offs	(58,093)	(8,178)	(10,257)
Recoveries:
First mortgages	—	—	—
Second mortgages	385	165	65
Leases	2,305	1,909	1,387
Home equity lines	190	162	258
Consumer	—	3	25
Auto	1,209	44	1
Total recoveries	4,089	2,283	1,736
Total charge-offs, net	(54,004)	(5,895)	(8,521)

Ending balance	$24,462	$43,689	$42,576

Allowance for credit losses as a percentage of average loan and lease receivables	1.17%	3.43%	3.26%

The following table details NetBank’s non-accrual and troubled debt restructurings:

	2004	2003
Loan and lease receivables (1)	$37,045	$87,228
Loans held for sale (1)	$36,633	$46,409
Troubled debt restructurings (2)	$210	$5,309

1.               As more fully described in note 3, all loans and leases over 90 days contractually past due are placed on non-accrual status.

2.               Includes only those troubled debt restructurings which were less than 90 days past due as of the periods reported. Troubled debt restructurings over 90 days past due have been included in the non-accrual categories.

On average NetBank held approximately $108,341, $136,340 and $147,461 of restructured and non-accrual loans during 2004, 2003 and 2002, respectively.  Foregone interest for the years ended December 31, 2004, 2003 and 2002 was approximately $5.6 million, $6.8 million and $8.9 million, respectively.  NetBank had $5,799 and $3,765 in other real estate owned resulting primarily from residential mortgage loan foreclosures at December 31, 2004, and 2003, respectively.

7.                                      FAIR VALUE AND IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

As more fully discussed in note 3, NetBank accounts for all of its mortgage servicing rights at the aggregate of LOCOM. For purposes of evaluating NetBank’s mortgage servicing rights portfolio for impairment, the Company disaggregates its servicing portfolio into two primary groupings: available for sale and held for sale.

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

The following amounts relate to the Company’s servicing rights portfolio:

	Available for sale		Held for sale
	2004	2003	2004	2003
UPB	$12,699,935	$12,293,325	$193,877	$250,338
Carrying Value	$170,651	$162,030	$2,168	$3,184
Carrying Value / UPB	1.34%	1.32%	1.12%	1.27%
Estimated fair value	$171,075	$162,656	$2,168	$3,184
Estimated fair value / UPB	1.35%	1.32%	1.12%	1.27%
Weighted average note rate	5.95%	6.09%	6.32%	5.82%
Weighted average service fee	0.33%	0.33%	0.33%	0.32%
Net Basis as multiple	4.13	3.99	3.36	3.91

Key economic assumptions and the sensitivity of the current fair value of the available for sale servicing cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

	2004	2003
Fair value	$171,075	$162,656
Weighted average life in years	4.7	5.0

Prepayment speed assumption (annual rate)	16.00%	14.90%
Impact on fair value of 10% adverse change	$(9,314)	$(8,550)
Impact on fair value of 20% adverse change	$(17,758)	$(16,439)

Discount rate	10.52%	9.68%
Impact on fair value of 10% adverse change	$(4,276)	$(5,798)
Impact on fair value of 20% adverse change	$(8,186)	$(11,293)

The sensitivities above are hypothetical and should be used with caution.  As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in the table above, the effect of a variation in a particular assumption on the fair value of the available for sale servicing rights is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.  The analysis above excludes the impact of the Company’s hedging activities related to the available for sale servicing rights.

For the years ended December 31, 2004, and 2003, the Company capitalized $59,821 and $211,273 in mortgage servicing rights.  In addition, for the years ended December 31, 2004, 2003 and 2002 the Company incurred amortization expense of $39,299, $28,655 and $12,516, respectively, related to its mortgage servicing rights.

The following table summarizes changes in the mortgage servicing rights available for sale impairment reserve for the years ended December 31, 2004, and 2003:

	2004	2003	2002
Balance as of January 1,	$58,253	$14,429	$—
Servicing valuation impairment	7,304	43,824	14,429
Balance as of December 31,	$65,557	$58,253	$14,429

8.             FURNITURE, EQUIPMENT AND CAPITALIZED SOFTWARE

Furniture, equipment and capitalized software as of December 31, 2004 and 2003 are summarized as follows:

	Estimated Useful Lives	2004	2003
Furniture and fixtures	7 years	$30,352	$23,568
Equipment	5 - 7 years	10,544	10,931
Software	3 - 5 years	52,753	43,001
Land		1,647	2,983
Total		95,296	80,483
Less accumulated depreciation and amortization		43,858	26,581
Furniture, equipment and capitalized software, net		$51,438	$53,902

During the years ended December 31, 2004, 2003 and 2002 the Company recognized $10.3 million, $7.5 million and $6.8 million, respectively, of amortization expense related to capitalized software. During the years ended December 31, 2004, 2003 and 2002 the Company recognized $7.6 million, $6.8 million and $5.3 million, respectively, of depreciation expense related to furniture and equipment.

9.             GOODWILL AND OTHER INTANGIBLES

Goodwill consists primarily of $265 of goodwill related to the acquisition of Premier Bank in 1997, $19.7 million of goodwill related to the acquisition of Market Street in 2001, $19.5 million of goodwill related to the acquisition of Resource in 2002, $2.0 million of goodwill related to Market Street’s acquisition of Memorial Park Mortgage in 2003, $11.6 million of goodwill related to the acquisition of NPS in 2003, $6.3 million of goodwill related to subsequent NPS acquisitions in 2004, $6.4 million of goodwill related to the acquisition of Beacon in 2004 and $1.6 million of goodwill related to Market Street’s acquisition of Guaranty Residential Lending in 2004. As required by SFAS 142, the Company ceased amortization of goodwill on January 1, 2002.

NetBank has $1.9 million of core-deposit intangibles related to the acquisition of certain deposit accounts from CompuBank in 2001.  The core-deposit intangibles are being amortized on a straight-line basis over a remaining useful life of 3 years. NetBank has $9.9 million of contract intangibles related to the acquisition of NPS in 2003 and to subsequent acquisitions by NPS during 2004.  Each contract purchased by NPS during 2004 is being amortized based on the estimated useful life of the contracts.  Collectively, the contracts purchased during 2004 have a weighted average useful life of 114 months.

As of December 31, 2004 and 2003, accumulated amortization for amortizable intangible assets was $7,061 and $4,954.  The Company’s periodic impairment analyses performed during 2004 and 2003 found that its goodwill, core-deposit intangibles and contract intangibles were not impaired. The 2002 analysis indicated that goodwill was not impaired but the core-deposit intangible was impaired by $2,469, which was recorded in the depreciation and amortization line in the statement of operations.  The 2002 analysis indicated that the core-deposit intangible was impaired due to the underlying deposit accounts closing more quickly than originally estimated.  The Company will continue to perform an impairment analysis at least annually and will record an impairment charge if goodwill or an intangible is found to be impaired.

The following table details changes in carrying amounts of NetBank’s goodwill and other intangible assets by segment for the years ended December 31, 2004 and 2003:

	Retail Banking	Financial Intermediary	Transaction Processing	Other	Total

Balance as of January 1, 2003	$3,126	$37,456	$—	$1,114	$41,696
Goodwill acquired	—	1,954	12,567	—	14,521
Intangible asset acquired	—	—	4,816	—	4,816
Purchase accounting adjustments	—	2,938	—	—	2,938
Amortization	(605)	—	(76)	(849)	(1,530)
Balance as of January 1, 2004	2,521	42,348	17,307	265	62,441
Goodwill acquired	—	7,963	6,298	—	14,261
Intangible asset acquired	—	—	6,487	—	6,487
Purchase accounting adjustments	—	(1,095)	(792)	—	(1,887)
Amortization	(605)	—	(1,502)	—	(2,107)
Balance as of December 31, 2004	$1,916	$49,216	$27,798	$265	$79,195

In 2003, the Company recorded a $2,938 purchase accounting adjustment due to certain pre-acquisition contingencies related to representations and warranties on loans sold by Resource to third-party purchasers prior to its acquisition by the Company.  It recorded an additional adjustment of $1,887 during 2004 related to tax adjustments.

The expected tax deductibility of goodwill in future periods as of December 31, 2004 was $24.7 million. The expected amortization of intangibles over the next five years is summarized as follows:

2005	$2,432
2006	$2,199
2007	$2,003
2008	$1,327
2009	$1,034

10.          DEPOSITS

The following table sets forth the dollar amount of deposits and weighted average interest rates being paid as of the specified date in the various types of deposit programs offered by the Company:

	As of December 31, 2004			As of December 31, 2003
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$285,218	10.8%	—	$198,884	7.8%	—
Interest bearing:
Checking accounts	261,588	9.9%	1.0%	228,178	9.0%	1.4%
Money market	1,158,529	43.9%	1.9%	1,363,294	53.7%	1.9%
Certificate of deposit under $100	830,996	31.5%	2.9%	632,602	24.9%	2.8%
Certificate of deposit over $100	103,110	3.9%	3.3%	116,469	4.6%	2.8%
Total deposits	$2,639,441	100.0%		$2,539,427	100.0%

Accrued interest as of December 31, 2004 related to checking, money market and certificate of deposit accounts was $66, $607 and $5,426, respectively. Accrued interest as of December 31, 2003 related to checking, money market, and certificate of deposit accounts was $81, $801 and $5,686, respectively.  At December 31, 2004 and 2003 $764 and $664 of overdrawn deposits were reclassified as loans, respectively.  As of December 31, 2004 and 2003, NetBank’s deposits included approximately $288,301 and $199,718 million, respectively, of escrow funds relating to its mortgage servicing activities.

At December 31, 2004, the scheduled maturities of certificates of deposit were as follows:

	Certificate amounts	Average rate paid on certificates
3 months or less	$362,030	2.3%
3-6 months	64,125	2.1%
6-12 months	117,206	2.4%
12 or more months	390,745	3.9%
Total	$934,106

At December 31, 2004, certificates of deposit with maturities occurring after December 31, 2005 were as follows:

Certificate amounts
2006	$79,582
2007	119,116
2008	109,314
2009 and beyond	82,733
$390,745

At December 31, 2004, the scheduled maturities of certificates of deposit over $100 were as follows:

	Certificate amounts	Average rate paid on certificates
3 months or less	$23,102	2.38%
3-6 months	9,065	2.34%
6-12 months	18,965	2.59%
12 or more months	51,978	4.06%
Total	$103,110

11.          BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of December 31, 2004 follows:

Type of Borrowing	Year of maturity	Range of stated interest rates	Principal amount outstanding
$0.5 million line of credit	2005	Prime *	$—
$25 million line of credit	2005	Fed Funds *	—
$300 million warehouse line of credit	2005	3.27%, 3.77%*	69,728
$625 million FHLB warehouse line **	2005	DRC + 0.50%*	27,000
$200 million master repurchase facility	2005	3.65% to 3.77%	—
FHLB advances	2005	1.73% to 7.41%	474,500
FHLB advances	2006	2.04% to 5.63%	110,000
FHLB advances	2007	2.57%	40,000
Notes payable	2007	5.0%, 5.95%	231
FHLB advances	2008	1.90% to 1.92%	100,000
Notes payable	2008	5.95%	1,054
FHLB advances	2009	1.80% to 4.64%	215,000
FHLB advances	2014	1.79% to 2.93%	185,000
Subordinated debt	2032	LIBOR + 3.35%*	4,382
Subordinated debt	2033	LIBOR + 3.25%*	4,382
Subordinated debt	2034	LIBOR + 2.85%*	3,093
Repurchase agreement	2005	2.23%, 2.41%	88,978
Total debt			$1,323,348

*   Indicates a variable rate.

** Line of credit can be extended up to 40% of NetBank, FSB’s total assets

Nine of the Federal Home Loan Bank (“FHLB”) advances totaling $326,000 are fixed rate.  The remaining advances totaling $590,000 are also fixed, however, they may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR.  The FHLB warehouse line is a $625,000 adjustable line of credit (which can be extended at NetBank, FSB’s option up to 40% of NetBank, FSB’s total assets) with a floating rate based on the daily rate credit (“DRC”) plus 50 basis points which can be used to fund mortgages originated by Market Street and NetBank Funding. All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans.  At December 31, 2004, NetBank had pledged $485,280 of investment securities and $1.3 billion of mortgage loans to the FHLB as collateral for the various FHLB advances. The $88,978 repurchase agreement was collateralized by $95,140 of its investment securities, and the current agreement is scheduled to mature in January 2005.

A summary of borrowings and available borrowings, grouped by year of maturity, as of December 31, 2003 follows:

Type of Borrowing	Year of maturity	Range of stated interest rates December 31, 2003		Principal amount outstanding December 31, 2003
$0.5 million line of credit	2004	Prime	*	$—
$100 million warehouse line of credit	2004	2.01%, 2.78	%*	—
$250 million master repurchase facility	2004	2.26	%*	192,641
$625 million FHLB warehouse line	2003	DRC + 0.50	%*	—
$200 million master repurchase facility	2004	2.37%		158,263
FHLB advances	2004	4.45%, DRC	*	691,825
FHLB advances	2005	5.63% - 7.41%		126,000
FHLB advances	2006	5.63%		20,000
Note Payable	2007	5.95	%*	202
FHLB advances	2008	1.90% - 1.92%		100,000
Note Payable	2008	5.95	%*	1,054
FHLB advances	2009	4.64%		25,000
Subordinated Debt	2032	LIBOR + 3.35%		4,382
Subordinated Debt	2033	LIBOR + 3.25%		4,382
Subordinated Debt	2034	LIBOR + 2.85%		3,093
$175 million master repurchase facility	N/A	1.53	%*	106,037
	Total Debt			$1,432,879

* Indicates a variable rate.

During 2003, NetBank called its remaining convertible subordinated notes at par. The remaining unamortized discount of $145 was written off.

NetBank’s subordinated debt is supported by trust preferred securities, which were issued in 2002 and 2003 in private pooled transactions through off-balance sheet trusts: NBI Trust I, II and III.  The subordinated debt, and the associated trust preferred securities, carry variable rates and were initially priced at LIBOR plus 2.85% to 3.35% with a cap of 12.5% through January 2008.  Interest payments and the resetting of the rates both occur on a quarterly basis.  The debt is scheduled to mature from December 2032 through December 2034 and cannot be redeemed by the trust for a minimum of five years after issuance.

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line) and the master repurchase facilities are secured by mortgage loans and are subject to restrictive covenants.  The covenants include certain minimum net worth requirements, minimum tangible net worth requirements, minimum financial ratios, capital requirements, maintenance of servicer eligibility for various government agencies and certain minimum liquidity requirements, which are all defined in the terms of the related debt agreements.  In addition, the covenants restrict the types of business activities in which the Company may engage.  NetBank was in compliance with all debt covenants in place as of December 31, 2004.  Although management anticipates complying with all current debt covenants, there can be no assurance that NetBank or its individual subsidiaries will be able to comply with all debt covenants in the future.  Failure to comply could result in the loss of the related financing.  Short-term debt outstanding to third parties reached the highest month end level during the current year on July 31, 2004 with a short-term balance of $1.4 billion.  For 2003 and 2002, the highest month end level of short-term debt occurred on September 30, 2003 at $1.7 billion and on April 30, 2002 at $730 million.

The following table sets forth the schedule of maturity for NetBank’s borrowings:

	2005	2006	2007	2008	2009	2010 and beyond
Repurchase facilities	$88,978	$—	$—	$—	$—	$—
Warehouse line	96,728	—	—	—	—	—
FHLB advances	474,500	110,000	40,000	100,000	215,000	185,000
Subordinated notes	—	—	—	—	—	11,857
Notes payable	—	—	231	1,054	—	—
Total	$660,206	$110,000	$40,231	$101,054	$215,000	$196,857

12.          LEASE COMMITMENTS

NetBank leases its facilities and certain equipment under operating lease agreements.  Major leases of office space relate to locations in Georgia, South Carolina, Florida, Oregon and Mississippi.  Leases related to the Company’s Florida, Georgia and Oregon office space are renewable for five years provided the lessor is given written notice within a specified period of time.  The leases related to office space in South Carolina and Mississippi are non-renewable.  All leases referred to above except office space in Mississippi have escalation clauses based on stated agreed upon terms.  Future minimum non-cancelable lease payments as of December 31, 2004 under operating lease agreements are as follows:

2005	$11,061
2006	$8,446
2007	$4,211
2008	$3,647
2009	$1,776

Rent and lease expense for the years ended December 31, 2004, 2003, and 2002 was $13,961, $11,999, and $9,317, respectively.

The Company has subleased various properties that it no longer occupies.  Future minimum non-cancelable payments as of December 31, 2004 under these sublease agreements are as follows:

2005	$324
2006	$172

13.          EMPLOYEE BENEFITS

During 2004, the Company maintained the NetBank, Inc. 401(k) Plan, (“the Plan”), which covers all eligible employees of the Company.  Employees are eligible to participate in the Plan if they are at least 21 years of age and have completed six months of service.  Plan participants may elect to have an unlimited percentage of their pre-tax earnings contributed to the Plan, and such contributions are generally tax-deferred.  However, no participant could make annual contributions in excess of $13 for the year ended 2004, as provided by the Internal Revenue Service (“IRS”).  Each year, in addition to the salary deferral, the Company may make contributions on the participants’ behalf through matching contributions, profit sharing contributions, and qualified non-elective contributions.  Each of these contributions is made annually at the discretion of the Board of Directors.  During 2004, the Company matched 100% of the first three percent of participants’ contributions and 50% of the next three percent of participants’ contributions, limited to $4.5 per participant.  In addition, the Company contributed an additional two percent of participants’ earnings, limited to $2 per participant, to the Plan.  All participants vest in both matching and discretionary balances in their accounts at a rate of 25% per year for each year of service, except those participants who were hired before April 30, 2002, and are participating in the NetBank, Inc. Employees Retirement Plan.  These employees vest at a rate of 34% after one year of service, 67% after two years, and 100% after three years.  The NetBank, Inc. Employees Retirement Plan was maintained by NetBank until December 31, 2002, and covered eligible NetBank employees who were employed by NetBank prior its acquisition of Resource.  This plan and the Resource Bancshares Mortgage Group, Inc. Retirement Savings Plan were merged into the Plan as of December 31, 2002.  The Company expensed $4,907, $4,567 and $3,032 in 2004, 2003 and 2002, respectively, related to all 401(k) plans.

On July 1, 2002, the Company established the NetBank, Inc. Employee Stock Purchase Plan, (“the Stock Plan”), to allow participants to purchase stock in the Company through payroll deduction.  The Stock Plan purchases shares of NetBank’s common stock from the Company on the last day of each quarter at 85% of the market value on the purchase date.  Employees are eligible to enroll in the Stock Plan on January 1, April 1, July 1 and October 1.  There was no expense recognized during 2004, 2003 or 2002 related to the Stock Plan.

Prior to its acquisition of Resource, the Company adopted an “Executive Supplemental Retirement Plan” and a “Director Supplemental Retirement Plan”, together referred to as the “BOLI Plan”, for key members of senior management and the Board of Directors.  The BOLI Plan provides for an annual benefit payable at normal retirement, age 65, targeted at 40% of final compensation projected at an assumed 4% salary progression rate.  Actual total benefits payable under the BOLI Plan are dependent on an indexed retirement benefit formula, which accrues benefits equal to the aggregate after-tax income of associated life insurance contracts less the Company’s tax-effected cost of funds for that plan year.  While benefits are guaranteed until the respective participant’s projected mortality, the total lifetime benefit is indexed to the performance of the insurance contract.  Therefore, benefits under the BOLI Plan are ultimately dependent on the performance of the insurance contracts and are not guaranteed by the Company.

In connection with the BOLI Plan, the Company has also entered into Life Insurance Endorsement Method Split Dollar Agreements (the “Agreements”) with the individuals covered under the BOLI Plan.  Under the Agreements, the Company shares 80% of death benefits over and above the cash surrender value (the net at risk death benefit) with the designated beneficiaries of the BOLI Plan participants under life insurance contracts referenced in the BOLI Plan.  The Company, as owner of the policies, retains a 20% interest in the net at risk life proceeds and a 100% interest in the cash surrender value of the policies.  The BOLI Plan also contains provisions for change of control of the Company, as defined, which allows the participants to retain benefits, subject to certain conditions, under the BOLI Plans in the event of a change in control.  Because the BOLI Plan was designed to retain the future services of key executives, no benefits are payable under the BOLI Plan until age 65, and the amount of those benefits will be determined based upon the individual participant’s vesting schedule.  The Company’s total investment in the BOLI Plans as of December 31, 2004 and 2003 was $16.5 and $15.9 million, respectively.  The expense of this benefit to the Company was $1,259 and $578 for the years ended December 31, 2004 and 2003, respectively. The income from policy appreciation was $570 and $673 for the years ended December 31, 2004 and 2003, respectively.  In April 2003, the Board closed the BOLI Plan to further participation.  No current members of senior management are participants; however, seven of NetBank’s current directors are participants.

14.          STOCK PLANS

NetBank has a 1996 Stock Incentive Plan (the “Stock Plan”), which provides that employees, officers, directors and consultants of NetBank may be granted nonqualified and incentive stock options to purchase shares of common stock of NetBank, derivative securities related to the value of the common stock, or cash awards. On April 29, 2004, the shareholders of NetBank voted to increase the number of shares reserved for the Plan to 9,500,000. Generally, the options expire ten years from the date of the grant.

A summary of the status of the Stock Plan and activity follows (shares in 000s and exercises in dollars):

	Year ended December 31, 2004	Weighted Average Exercise Price	Year ended December 31, 2003	Weighted Average Exercise Price	Year ended December 31, 2002	Weighted Average Exercise Price
Outstanding at beginning of year	4,322	$11.22	3,678	$10.65	3,030	$10.73
Granted	1,335	$11.26	1,245	$11.32	2,938	$10.70
Exercised	(111)	$7.05	(327)	$6.04	(1,207)	$3.51
Forfeited	(69)	$12.45	(188)	$9.87	(512)	$18.43
Cancelled	(223)	$11.37	(86)	$10.36	(571)	$19.51
Outstanding at end of year	5,254	$11.27	4,322	$11.22	3,678	$10.65

The following table summarizes information about NetBank’s stock options outstanding (shares in 000s and exercises in dollars):

Exercise Price	Options Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Options Exercisable at December 31, 2004	Weighted Average Exercise Price of Options Exercisable
$ 3.51-5.27	338	4.6	$4.36	338	$4.36
$ 5.58-8.25	391	6.1	$7.13	390	$7.13
$ 8.50-12.44	3,395	8.1	$10.78	1,406	$10.58
$ 12.77-18.88	1,124	7.0	$16.05	703	$15.96
$ 22.50-53.33	6	4.3	$51.84	6	$51.84
	5,254	7.5	$11.27	2,843	$10.79

As discussed in note 3, Accounting Policies, NetBank accounted for the Stock Plan under APB 25 and under SFAS 123 for disclosure purposes.  For SFAS 123 purposes, the fair value of each option granted under the Stock Plan during the years ended December 31, 2004, 2003, and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Year Ended December 31,
	2004	2003	2002
Fair value	$4.54	$4.75	$6.63
Expected life (years)	5	5	5
Risk-free interest rate	3.21%	3.04%	4.03%
Dividend rate	0.70%	0.70%	0.00%
Expected volatility	42.70%	44.50%	47.60%

Reference is made to note 3, Accounting Policies, for information regarding the Company’s plan to adopt the fair value recognition principles of SFAS 123r during 2005.

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

In November 2003, the Company adopted the Mid-Term Incentive Plan (the “Mid-Term Plan”) under the Company’s 1996 Stock Incentive Plan.  Effective January 1, 2004, the Compensation Committee granted incentive awards under the Mid-Term Plan to certain executives of the Company.  The awards are payable only if the Company achieves specified levels of consolidated earnings per share and earnings per share of its three operating segments during the two- and three-year performance periods.  Awards are denominated in cash but payable in shares of restricted stock under the 1996 Stock Incentive Plan, with 50 percent of the shares vesting immediately after the last day of the relevant performance period and 25 percent of the shares vesting at the end of each of the first and second years thereafter.  In the case of a recipient’s death, disability, retirement, or termination of employment without cause, awards would vest in full prior to the last day of the performance period, based on actual performance to the vesting date.  In addition, if the recipient’s employment is constructively terminated in the 18-month period after a change of control event, Awards vest in full prior to the last day of the performance period, based on actual performance to the vesting date.

15.          SHAREHOLDERS’ EQUITY (amounts not in 000s)

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

Effective January 20, 2000, NetBank’s Board of Directors adopted a Shareholder Rights Plan pursuant to which all shareholders of record on February 4, 2000, received one right to purchase a fractional (1/1000th) share of a new series of preferred stock for each share of NetBank’s common stock owned on that date. These rights will only trade with NetBank’s common stock if certain events occur.  In the event of merger of NetBank into another entity or an acquisition of 20% of NetBank’s common stock by any person or entity, these rights, unless previously redeemed by NetBank, will convert into a right to acquire at a discount price, either the stock of the acquiring entity or additional shares of NetBank’s common stock.  These rights will be exercisable at $150 for each 1/1000th of a share of preferred stock and will expire on February 4, 2010.  These rights are redeemable at $0.01 per right at the option of NetBank.

At December 31, 2004, the Company had 6,292,082 shares of treasury stock compared to 5,235,538 at December 31, 2003. The 1,056,544 increase in shares is primarily due to the repurchase of 1,456,336 shares of the Company’s common stock during the year ended December 31, 2004, offset in part by the issuance of 194,217 shares as part of the acquisition of Beacon and the issuance of 205,575 shares for the exercise of stock options and shares purchased by employees through the employee stock purchase plan.

For the years ended December 31, 2004 and 2003 the Company declared dividends of $0.08 per common share. NetBank did not pay a dividend during 2002.  NetBank’s Board of Directors declared a dividend of $0.02 per common share outstanding to shareholders of record on February 15, 2005. The dividend will be paid on March 15, 2005.

16.          NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income (loss) per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income (loss) per common and potential common share for the years ended December 31, 2004, 2003 and 2002.  For the year ended December 31, 2002, there is no difference in basic and diluted shares as the effect of options outstanding to purchase common shares would be anti-dilutive to the net loss for that period.  The effect of convertible debt securities outstanding has not been included in the year ended December 31, 2002 because the assumed conversion of such securities would be anti-dilutive to the net loss per share for that period.  The Company paid dividends of $0.08 and $0.08 per common share outstanding during 2004 and 2003, respectively. The Company did not pay dividends in prior years.

	Net income (loss) (numerator)	Shares (denominator)	Per share amount
	(Shares in 000s)
Year ended December 31, 2004

Basic EPS	$4,220	46,862	$0.09
Effect of dilutive securities – options to purchase common shares	—	352	—
Diluted EPS	$4,220	47,214	$0.09
Year ended December 31, 2003

Basic EPS	$50,514	47,963	$1.05
Effect of dilutive securities – options to purchase common shares	—	682	(0.01)
Diluted EPS	$50,514	48,645	$1.04
Year ended December 31, 2002

Basic EPS	$(15,857)	44,407	$(0.36)
Effect of dilutive securities – options to purchase common shares	—	—	—
Diluted EPS	$(15,857)	44,407	$(0.36)

17.          INCOME TAXES

NetBank’s income tax expense (benefit) consists of current and deferred income tax expense (benefit) as follows for the years ended:

	2004	2003	2002
Current	$(18,401)	$15,340	$3,806
Deferred	20,511	14,199	(13,986)
Income tax (benefit) expense	$2,110	$29,539	$(10,180)

The effective tax rate varied from the statutory federal tax rate of 35% for the years ended December 31, 2004, 2003 and 2002 due to the following:

	2004		2003		2002
Income tax at statutory rate	$2,215	35.0%	$28,019	35.0%	$(9,113)	(35.0)%
State tax, net of federal benefit	(65)	(1.0)%	1,662	2.1%	(952)	(3.7)%
Other, net	(40)	(0.6)%	(142)	(0.2)%	(115)	(0.4)%
Income tax (benefit) expense	$2,110	33.4%	$29,539	36.9%	$(10,180)	(39.1)%

During 2002, the Company qualified for state tax credits of $414 reducing current state tax expense that otherwise would have been payable for that year.

NetBank had deferred tax assets and deferred tax liabilities as of December 31,:

	2004	2003
Net operating loss carryforwards	$10,012	$8,168
Tax credit carryforwards	2,860	2,816
Unrealized (gain) loss on available for sale securities	696	(1,629)
Allowance for loan and lease losses	22,933	26,055
Total deferred tax assets	36,501	35,410
Valuation allowance	(3,058)	(4,032)
Net deferred tax assets	33,443	31,378

Mortgage servicing rights	(56,369)	(42,024)
Deferred loan costs	(1,410)	(1,595)
Depreciation and amortization	(13,939)	(12,859)
Mark-to-market	(11,242)	(10,532)
Goodwill	(1,961)	(1,216)
Other, net	(615)	2,623
Total deferred tax liabilities	(85,536)	(65,603)
Net deferred tax liabilities	$(52,093)	$(34,225)

The Company has determined that it is more likely than not that the deferred tax assets will be realized through expected future taxable income that will exceed amounts necessary to fully utilize remaining deferred tax assets.  The valuation allowance relates to certain state net operating loss carryforwards and state tax credits, which the Company has determined may expire before the Company can use them.  The 2004 change in the valuation allowance relates to these state tax carryforwards, the benefit of which has not been recognized for financial statement purposes.

During 2004 and 2003, non-qualified stock options were exercised generating a tax benefit of $125 and $604, respectively.  During 2004 and 2003, restricted stock was granted generating a tax benefit of $23 and $0, respectively.  Both of these benefits are reflected in additional paid-in capital.

At December 31, 2004, the Company had Federal NOL carryforwards of $11,568, which expire in 2023.  In addition, the Company had state NOL carryforwards of $156,988 that expire at various times from 2008 to 2024.

18.          BUSINESS SEGMENTS

During 2004, NetBank realigned its operating segments as described in the following paragraph.  Prior period amounts have been restated in conformity with the current period presentation.

NetBank’s principal activities include retail banking, financial intermediary and transaction processing.  The retail banking segment primarily consists of offering consumer banking products such as checking, money market, and certificates of deposit.  Its investments primarily consist of 1-4 family mortgage loans originated by the financial intermediary segment, small business financing loans and leases originated by its NetBank Business Finance division, auto loans originated by its Dealer Financial Services division, purchased securities for investment, mortgage servicing rights and various other purchased or retained loan products.  The financial intermediary segment primarily originates mortgage loans via a network of retail branches or acquires mortgage loans from correspondents and/or brokers and packages pools of such loans either inclusive of or exclusive of servicing rights for sale to the retail banking segment or into the secondary market.  The transaction processing segment provides ATM and merchant processing services; subservices loans for the retail bank segment, financial intermediary segment and for third-party customers; and sells various insurance products using an Internet-based platform.

The accompanying segment data includes the results of Beacon commencing July 1, 2004, NPS commencing December 1, 2003 and Resource commencing April 1, 2002, reflecting the respective dates of acquisition.  The 2002 table includes the effects of certain transactions related to the acquisition of Resource, including the effects of purchase accounting, restructuring of the investment portfolio and certain compensation charges related to changes in management as a result of the transactions.

The financial information for each business segment reflects specific identifiable transactions or allocated transactions based on an internal allocation method.  The measurement of the performance of the business segments is based on the management structure of NetBank and is not necessarily comparable with similar information from any other financial institution.  The information presented is also not necessarily indicative of the segments’ operations if they were independent entities. None of the Company’s segments have a significant exposure to any individual customer or vendor.

	For the year ended December 31, 2004
	Retail banking	Financial intermediary	Transaction processing	Other / Eliminations	Consolidated
Interest income	$121,592	$108,155	$42	$2,374	$232,163
Intersegment interest income	50,496	3,010	—	(53,506)	—
Total interest income	172,088	111,165	42	(51,132)	232,163
Interest expense	84,022	7,859	83	653	92,617
Intersegment interest expense	7,215	46,071	—	(53,286)	—
Total interest expense	91,237	53,930	83	(52,633)	92,617
Net interest income	80,851	57,235	(41)	1,501	139,546
Provision for credit losses	34,745	32	—	—	34,777
Intersegment- servicing / processing fees	—	1,925	14,326	(16,251)	—
Non-interest income	72,034	121,019	17,622	(3,324)	207,351
Non-interest expense	119,189	150,682	29,583	6,336	305,790
Intersegment- servicing / processing expenses	10,027	6,224	—	(16,251)	—
Pre-tax income (loss)	$(11,076)	$23,241	$2,324	$(8,159)	$6,330

Total Assets	$4,271,085	$530,428	$37,359	$(216,691)	$4,622,181

	For the year ended December 31, 2003
	Retail banking	Financial intermediary	Transaction processing	Other / Eliminations	Consolidated
Interest income	$86,700	$123,813	$—	$117	$210,630
Intersegment interest income	43,505	189	—	(43,694)	—
Total interest income	130,205	124,002	—	(43,577)	210,630
Interest expense	76,092	7,995	8	1,291	85,386
Intersegment interest expense	1,143	42,521	—	(43,664)	—
Total interest expense	77,235	50,516	8	(42,373)	85,386
Net interest income	52,970	73,486	(8)	(1,204)	125,244
Provision for credit losses	6,989	19	—	—	7,008
Intersegment- servicing / processing fees	—	—	12,170	(12,170)	—
Non-interest income	64,531	242,948	8,523	(5,458)	310,544
Non-interest expense	161,116	156,580	24,669	6,362	348,727
Intersegment- servicing / processing expenses	10,414	1,756	—	(12,170)	—
Pre-tax income (loss)	$(61,018)	$158,079	$(3,984)	$(13,024)	$80,053

Total Assets	$4,209,334	$742,850	$23,596	$(240,975)	$4,734,805

	For the year ended December 31, 2002
	Retail banking	Financial intermediary	Transaction processing	Other / Eliminations	Consolidated
Interest income	$95,652	$68,760	$—	$2,343	$166,755
Intersegment interest income	16,807	—	—	(16,807)	—
Total interest income	112,459	68,760	—	(14,464)	166,755
Interest expense	88,722	11,802	—	2,995	103,519
Intersegment interest expense	—	16,807	—	(16,807)	—
Total interest expense	88,722	28,609	—	(13,812)	103,519
Net interest income	23,737	40,151	—	(652)	63,236
Provision for credit losses	22,394	23	—	—	22,417
Intersegment- servicing / processing fees	—	—	1,180	(1,180)	—
Non-interest income	45,969	123,096	5,436	2,660	177,161
Non-interest expense	104,450	109,337	15,111	15,119	244,017
Intersegment- servicing / processing expenses	—	1,180	—	(1,180)	—
Pre-tax income (loss)	$(57,138)	$52,707	$(8,495)	$(13,111)	$(26,037)

Total Assets	$3,347,939	$1,646,492	$939	$(1,467,818)	$3,527,552

19.          COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company was servicing or subservicing for the benefit of others 106,781, 105,395 and 79,274 of residential loans, with unpaid principal balances aggregating approximately $14.0 billion, $13.6 billion and $9.7 billion at December 31, 2004, 2003 and 2002, respectively. Mortgagor’s taxes and insurance escrow funds and investors principal and interest escrow funds totaled approximately $288 million and $199 million as of December 31, 2004 and 2003, respectively. Loans serviced for others and the related escrow funds are not owned by NetBank; however, the majority of the escrow funds are deposited in NetBank, FSB.

The Company has issued mortgage-backed securities under programs sponsored by Ginnie Mae, Freddie Mac and Fannie Mae.  In connection with servicing mortgage-backed securities guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae, the Company advances certain principal and interest payments to security holders prior to their collection from specific mortgagors.  Additionally, the Company must remit certain payments of property taxes and insurance premiums in advance of collecting them from specific mortgagors and make certain payments of attorney’s fees and other costs related to loans in foreclosure. These amounts are included in servicing advances under the caption due from servicers and investors in the accompanying consolidated balance sheets.  Likewise, during the month that a mortgagor pays off his/her mortgage, the Company must accept an interest payment from the borrower that is pro-rated to the date of payoff and pass through a full month’s interest to the security holder.  The Company includes its projection of the cost of such advances and lost interest on mortgages that prepay, and the expense of unreimbursed attorney and other costs associated with foreclosure in its valuation of its mortgage servicing rights.

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of mortgage servicing rights. Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or mortgage servicing rights for losses if there has been a breach of representations or warranties.  Repurchased loans are carried at the lower of cost or net realizable value.  As of December 31, 2004 and 2003, loans held for sale included repurchased loans with a net carrying value of $48.9 million and $51.9 million, respectively.

NetBank is unable to determine its maximum exposure under its representations and warranties.  The maximum exposure under NetBank’s representations and warranties would be the outstanding principal balance and any premium paid of all loans or mortgage servicing rights ever sold by the Company less any loans sold servicing released or any loans underlying mortgage servicing rights that have already prepaid or defaulted without a breach of representations and warranties. The Company repurchased approximately $99.0 million and $61.5 million of unpaid principal balances during 2004 and 2003, respectively.  The Company had $22.7 million and $17.9 million of reserves for estimated losses on future repurchases as of December 31, 2004 and 2003, respectively.  The following table details the activity in the reserve for NetBank’s representations and warranties:

	2004	2003
Beginning Balance	$17,905	$—
Purchase accounting adjustment	—	2,939
Provision	29,165	34,926
Charge-offs, net	(24,394)	(19,960)
Ending balance	$22,676	$17,905

In certain sales of whole loans and sales of servicing, the Company is contractually obligated to refund to the purchaser, certain premiums paid to the Company on the sale if the mortgagor prepays the mortgage during a specified period of time (generally from 60 to 120 days after sale).  At December 31, 2004 and 2003, the Company held reserves for its estimated obligation of $3,402 and $1,104, respectively.

As of December 31, 2004, NetBank had commitments to fund mortgage loans of $806 million, open-end consumer lines of credit of $80,088, undisbursed mortgage construction loans of $69,964, undisbursed commercial financing loans of $3,143 and commercial financing commitments of $4,423.

NetBank, FSB is involved in litigation with three insurance companies who are sureties on the purchased CMC leases. Since the second quarter of 2002, the entire portfolio has been on non-accrual status pending outcome of the litigation.  NetBank, FSB has filed a claim for all principal and interest payments that are currently past due, approximately $96 million. The Company charged off $50,230 of the unpaid principal balance during 2004 resulting in a remaining balance of $31,527.

NetBank is involved in certain legal proceedings, excluding the CMC litigation, incidental to its business.  NetBank does not believe that the outcome of these proceedings will have a material adverse effect upon its financial condition, results of operations or cash flows.

20.          CAPITAL ADEQUACY

NetBank and NetBank, FSB are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure of either company to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NetBank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank, FSB must meet specific capital guidelines that involve quantitative measures of NetBank, FSB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  NetBank, FSB’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Under current regulatory guidelines, NetBank, FSB may not make a capital distribution to the Company without prior approval of the OTS.  Current guidelines require, among other things, that NetBank, FSB not make an unapproved capital distribution in excess of its current period year-to-date undistributed earnings plus the preceding two years undistributed earnings and in no event make a distribution which would cause NetBank, FSB to be less than adequately capitalized as defined below.

Quantitative measures established by regulation to ensure capital adequacy require NetBank, FSB to maintain minimum amounts and ratios as set forth in the following table.  NetBank, FSB’s regulatory agency, the Office of Thrift Supervision (“OTS”), requires NetBank, FSB to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total capital to risk-weighted assets of 8.0%.  As of December 31, 2004 NetBank, Inc. was subject to a side letter agreement with the OTS, which required NetBank, Inc., since its acquisition of Resource in 2002, to maintain minimum capital held against forward sold conforming mortgages to be the greater of 5% or $50,000 and in no event allow the total capital to total assets to fall below 8% and NetBank, FSB to maintain 6% core capital and 12% total risk-based capital ratios. While NetBank, FSB was not in compliance with the terms of the side letter agreement on December 31, 2004, it expired on January 1, 2005; and therefore, the Company and NetBank, FSB are no longer subject to its more restrictive terms.  The following table presents information related to NetBank, FSB along with capital requirements mandated by the OTS:

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004
Total capital (to risk-weighted assets)	$327,829	11.30%	$232,091	8.00%	$290,114	10.00%
Core capital (to adjusted total assets)	$303,368	6.73%	$180,308	4.00%	$225,385	5.00%
Tangible capital (to adjusted total assets)	$303,368	6.73%	$67,615	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$303,368	10.46%	N/A	N/A	$174,016	6.00%
December 31, 2003
Total capital (to risk-weighted assets)	$296,359	11.79%	$201,122	8.00%	$251,365	10.00%
Core capital (to adjusted total assets)	$262,792	6.42%	$163,830	4.00%	$204,667	5.00%
Tangible capital (to adjusted total assets)	$262,792	6.42%	$61,400	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$262,792	10.45%	N/A	N/A	$150,885	6.00%

In addition, NetBank’s subsidiaries engaged in mortgage banking must adhere to various HUD regulatory guidelines including required minimum net worth to maintain their FHA approved lending status.  Failure to comply with the HUD guidelines could result in withdrawal of this certification.  As of December 31, 2004, Market Street and Meritage were in compliance with HUD guidelines.  NetBank and its subsidiaries are subject to various other capital requirements by secondary market investors and states. None of these capital requirements are more stringent than the OTS capital requirements.  Failure to comply with these restrictions could have a material adverse impact on the Company’s results of operations.  Other than the side letter deficiency as previously described, all of the capital requirements placed upon NetBank and its subsidiaries were met as of December 31, 2004.

21.          FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The Company’s mortgage loans held for sale are originated directly with borrowers or acquired through a network of correspondents and wholesale brokers. In connection therewith, the Company routinely enters into optional mortgage purchase commitments to acquire or originate specific in-process mortgage loans when and if closed by the counterparty, at the option of the mortgagor. Mortgage purchase commitments obligate the Company to fund or acquire mortgage loans on a delayed delivery basis, which may extend for a period of 30 to 90 days, at a price which is fixed as of the date of the contract.

The Company is subject to the risk that the market value of its on-balance sheet mortgage loans held for sale and the mortgage loans it is obligated to fund or purchase under its mortgage purchase commitments may change significantly prior to resale (“secondary market value”). In order to limit its resale price exposure for mortgage loans, the Company enters into mandatory delivery commitments, which are contracts for delayed delivery of mortgage loans or mortgage-backed securities to third parties. Mandatory delivery commitments obligate the Company to sell mortgage loans on a delayed delivery basis at a price which is fixed as of the date of the contract. Since mandatory delivery commitments enable the Company to fix its resale prices for both mortgage loans held for sale (for which a fixed price has already been paid) and for anticipated loan closures subject to mortgage purchase/funding commitments (which fix the delayed purchase or funding price for the resultant mortgage loans), these instruments can effectively limit the Company’s resale price exposures.  The Company uses these same instruments to cross hedge loans held for sale which the Company intends to deliver via a whole loan sale, which exposes the Company to basis risk.  Basis risk is the risk that the market demand for certain products does not move in correlation to movements in prevailing interest rates.

The percentages of anticipated agency-eligible loan closures under mortgage purchase or funding commitments that are covered by mandatory delivery commitments not allocated to mortgages held for sale are monitored continuously. The Company’s resultant expected exposure to resale pricing risk is continuously adjusted to consider changing expectations regarding anticipated loan closure percentages and other market conditions.

Purchased call option contracts enable the Company, at its option, to acquire an underlying financial security from a third party at a specified price for a fixed period of time. Purchased put option contracts enable the Company, at its discretion, to sell an underlying financial security to a third party at a specified price and for a fixed period of time. Since these financial instruments essentially enable the Company to fix the purchase or sale price on financial instruments whose changes in value have historically correlated closely with changes in value of mortgage loans, these instruments can be used effectively to adjust the Company’s overall exposure to resale pricing risks. In addition, these instruments have the advantages of being available in smaller denominations than are typical of the Company’s mandatory delivery commitments and of being traded in a highly liquid and efficient secondary market.

In addition to mandatory delivery commitments, the Company may periodically buy or sell futures contracts as part of its hedging activities for its mortgage loans held for sale and mortgage funding/purchase commitments. Generally, futures positions are outstanding for short periods of time and are used to hedge against price movements of another financial instrument while execution of that instrument is bid among brokers. Futures contracts also may be similarly used to hedge against price movements when another financial instrument is illiquid due to temporary market conditions. Because the changes in value of futures contracts and the hedged items can be based on different indices, there is a risk that the changes in value may not correlate. There were no open futures positions as of December 31, 2004 or 2003.

As discussed in note 7, the Company sells a portion of its produced residential mortgage servicing rights between 90 and 180 days after origination or purchase of the related loan pursuant to committed prices under forward sales contracts. These forward sales contracts commit the Company to deliver mortgage servicing rights backed by contractual levels of unpaid principal balances. Outstanding mandatory commitments to deliver mortgage servicing rights totaled $0 and $40 million at December 31, 2004 and 2003, respectively.

The Company’s pipeline of commitments to fund or purchase agency-eligible mortgage loans and its inventory of agency-eligible loans held for sale, in addition to secondary marketing value, also have values and risks associated with the embedded servicing right (“servicing pipeline value”). The Company also maintains a portfolio of residential mortgage servicing rights that are not currently scheduled for sale pursuant to the Company’s forward sales contracts. As more fully described in note 7, the Company refers to this portfolio as being available for sale. In connection with the servicing pipeline value and the servicing rights available for sale, the Company is subject to the risk that the economic value of such mortgage servicing rights or potential servicing values may decline in the event of a significant decline in long-term interest rates. A significant decline in interest rates generally causes an increase in actual and expected mortgage loan prepayments (for example, increased refinancing), which in turn tends to reduce the future expected cash flows (and economic value) of associated mortgage servicing rights.

The Company hedges the interest rate risk associated with its servicing rights available for sale and servicing value in inventory and pipeline with a variety of derivative instruments. Interest rate floor contracts provide for the Company to receive an interest rate differential on a notional amount of outstanding principal to the extent that interest rates decline below a specified rate which is fixed as of the date of the contract. Accordingly, the value of an interest rate floor contract increases while the value of a mortgage servicing right decreases in a declining interest rate environment. As such, interest rate floor contracts can potentially mitigate the Company’s exposure to declines in the economic value of its servicing rights in a declining interest rate environment. Interest rate swap contracts provide the Company with the ability to receive a fixed rate of interest on a notional principal amount and pay a floating rate of interest (generally 3-month LIBOR) on the same notional amount. As such, interest rate swap contracts can potentially mitigate the Company’s exposure to declines in the economic value of its servicing rights in a declining rate environment. The Company also enters into contracts that give it the option to enter into an interest rate swap (swaptions). Swaptions provide the Company with better protection for smaller rate movements than floors. Interest rate cap contracts provide for the Company to receive a floating rate of interest on a notional principal amount in exchange for a one-time upfront premium on the same notional amount. The Company uses interest rate caps to adjust and fine-tune its hedge coverage position in response to changes in interest rates and the size of its pipeline position of future servicing rights. In addition to floors, swaps and caps, the Company uses forward purchase contracts on mortgage backed securities (“MBS TBA”) to protect itself against interest rate and prepayment risk on its available for sale portfolio and servicing pipeline value from time to time.

The financial instruments described above involve, to varying degrees, elements of credit and interest rate risk. The Company believes that these instruments do not represent a significant exposure to credit loss since the amounts subject to credit risks are controlled through collateral requirements, master netting agreements, credit approvals, limits and monitoring procedures. The Company does not have a significant exposure to any individual customer, correspondent or counterparty in connection with these financial instruments. Except for mortgage purchase commitments, the Company generally does not require collateral or other security to support the financial instruments with credit risk whose contract or notional amounts are summarized as follows:

	Notional contract amount at December 31,
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Mortgage loan purchase/funding commitments	$754,876	$966,943
Financial instruments whose contract amounts exceed the amount of credit risk:
Mandatory delivery commitments used to hedge loans in process	365,905	685,687
Mandatory delivery commitments used to hedge loans in inventory	694,003	953,349
MBS TBA purchase contracts	150,000	—
Forward servicing sales contracts	—	80,000
Interest rate swap contracts	102,500	268,500
Interest rate swaption contracts	200,000	140,000
Interest rate floor contracts	7,255,000	7,132,000
Interest rate cap contracts	175,000	298,000
Purchased option contracts	—	50,000

Mortgage loan purchase/funding commitments expose the Company to credit loss in the event the purchase commitments are funded as mortgage loans and the Company’s counterparties default prior to resale. The maximum credit loss to which the Company is exposed is the notional amount of the commitments. However, the Company does not believe the commitments represent a significant exposure to credit loss because the related loans are secured by 1-4 family homes; most of loans are insured or guaranteed through private mortgage insurance or government approval programs, which subjects the loans to underwriting standards specified by government agencies or private mortgage insurance companies. The estimated credit exposure on financial instruments whose contract amounts exceed the amount of credit risk is the increase in market value of the instrument.

The Company generally does not charge a premium to its correspondents in connection with issuance of its mortgage purchase commitments nor is a premium charged to the Company in connection with its acquisition of mandatory delivery or forward servicing sales contracts. Fees are charged to retail customers in connection with processing and funding mortgage loans.

All derivative instruments are reported in the Company’s balance sheet at fair value (see note 3 for further details). The following is a summary of derivative instruments reported in other assets at December 31, 2004 and 2003:

	December 31,
	2004	2003

Derivatives used to hedge mortgage servicing rights	$9,934	$14,252
Derivatives used to hedge servicing value of loans in inventory and loans in pipeline	—	526
Mortgage loan purchase/funding commitments	1,687	3,104
Mandatory delivery commitments used to hedge the secondary marketing value of loans in process	(707)	(2,803)
Mandatory delivery commitments used to hedge the secondary marketing value of loans in inventory	(1,034)	(6,420)
Purchased option contracts	—	134
	$9,880	$8,793

22.          FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$150,302	$150,302	$33,627	$33,627
Investment securities available for sale	700,295	700,295	454,348	454,348
Mortgage loans held for sale	1,173,779	1,177,413	1,933,208	1,943,183
Mandatory delivery commitments	(1,741)	(1,741)	(9,223)	(9,223)
Mortgage loan purchase commitments	1,687	1,687	3,104	3,104
Purchased option contracts	—	—	134	134
Loan and lease receivables-net of allowance for credit losses	2,095,832	2,087,870	1,756,960	1,775,163
Mortgage servicing rights	172,819	173,243	165,214	165,840
Swaps, swaptions, caps, floors, corridors and forward purchase commitments hedging mortgage servicing rights available for sale	9,934	9,934	14,778	14,778

Liabilities:
Non-interest bearing deposits	$285,218	$285,218	$198,884	$198,884
Interest bearing deposits	1,420,117	1,307,643	1,591,472	1,499,074
Interest bearing certificates of deposit	934,106	942,308	749,071	762,730
FHLB advances	1,124,500	1,125,998	962,825	979,872
Short-term borrowings	186,991	186,991	458,197	458,197
Subordinated debt	11,857	11,857	11,857	11,857

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

Loans held for sale are valued by reference to quoted market prices, generally for mortgage-backed securities, after appropriate adjustments thereto. For purposes of developing the estimated fair value, the portfolio has been segregated by product type, term and interest rate.

Mortgage servicing rights are valued using a sophisticated valuation model supported by an industry-accepted software vendor. Mortgage servicing rights are carried at the LOCOM and are adjusted for changes in value of the mortgage servicing rights with offsetting changes in the value of the underlying hedges, designated as fair value hedges, in accordance with SFAS No. 133.

Mortgage loan purchase/funding commitments are valued based upon the change in quoted mandatory delivery commitment prices (which are used by the Company to price its mortgage purchase/funding commitments) from the date the commitment is given to the measurement date.

Mandatory delivery commitments are valued based upon quoted market prices for such commitments.

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

Subordinated debt is tied to short-term variable rate indices. Accordingly, it is valued at its carrying amount, which is a reasonable estimation of fair value.

23.          RELATED PARTY TRANSACTIONS

Some of our directors, officers, principal shareholders and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2004 and 2003. Some of our directors are directors, officers, trustees or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2004 and 2003.

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

On April 23, 2002, NetBank, FSB entered into an Account Relationship and Processing Agreement (as amended, the “Processing Agreement”) with Directo, Inc., providing for the processing of certain deposit accounts established for clients of Directo. The employees that participate in the Directo program maintain deposit accounts at NetBank, FSB that are accessible only through debit card transactions.  In 2004 and 2003, fees from the participant employees in the amount of $1.4 million and $1.1 million, respectively, were collected by NetBank, FSB on behalf of Directo were paid to Directo, after deduction of $56,963 and $58,640, respectively, in fees due to NetBank, FSB. Messrs, T.S. Johnson and Robin Kelton are members of both NetBank and Directo’s Boards of Directors. Mr. Johnson also owns 6.8% of Directo. In April 2004, NetBank, FSB gave Directo notice of termination of the Processing Agreement, which notice of termination was subsequently extended several times in order for Directo to secure a replacement bank. On February 15, 2005, the Processing Agreement officially terminated and all the deposit accounts that were part of this relationship were transferred to a third-party bank.  The escrow account that had been funded by Directo was replaced by the joint and several guaranty of Messrs. T.S. Johnson and Kelton, as provided in the Processing Agreement, which guaranty covers any potential transactional losses by NetBank, FSB with respect to the program.

24.          Condensed Financial Statements of NetBank, Inc. (Parent Only)

CONDENSED BALANCE SHEET

	2004	2003
Assets:
Cash and due from banks	$—	$—
Federal funds sold	1,739	243
Total cash and cash equivalents	1,739	243
Investment in subsidiaries	407,942	425,308
Loans held for sale	447	—
Due from subsidiaries	14,337	15,774
Intangible assets	265	265
Furniture, fixtures and equipment	2,173	3,047
Other assets	3,111	1,487
Total assets	$430,014	$446,124
Liabilities and Shareholders’ equity:
Subordinated debt	$11,857	$11,857
Accrued interest payable	127	89
Other liabilities	4,003	3,828
Total liabilities	15,987	15,774
Shareholders’ equity:
Preferred stock, no par, (10,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized; 52,820,308 and 52,820,308 shares issued, respectively)	528	528
Additional paid-in capital	432,132	432,035
Retained earnings (deficit)	43,849	44,102
Accumulated other comprehensive income, net of tax	(1,136)	2,742
Treasury stock, at cost (6,292,082 and 5,235,538 shares, respectively)	(61,087)	(48,674)
Unearned compensation	(259)	(383)
Total shareholders’ equity	414,027	430,350
Total liabilities and shareholders’ equity	$430,014	$446,124

The condensed statements of operations and comprehensive income (loss) and cash flows for the years ended December 31, 2004, 2003 and 2002, follow:

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	2004	2003	2002
Net interest (loss) income	$1,250	$(219)	$268
Other income (loss)	(3,224)	21	3,009
Expenses	1,453	3,056	9,686
(Loss) income before equity in undistributed net income (loss) of subsidiaries	(3,427)	(3,254)	(6,409)
Equity in undistributed income (loss) of subsidiaries	7,647	53,768	(9,448)
Net income (loss)	$4,220	$50,514	$(15,587)

CONDENSED STATEMENTS OF CASH FLOWS

	2004	2003	2002
Operating activities:
Net income (loss)	$4,220	$50,514	$(15,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(7,647)	(53,768)	9,448
Depreciation and amortization	206	792	122
Accretion of debt discount	—	377	385
Purchase of loans held for sale	(315,576)	—	—
Proceeds from sale of loans held for sale	311,905	—	—
Loss on loans held for sale	4,656
Gains on sales of furniture, fixtures and equipment	—	—	(2,848)
Gain on the early extinguishment of debt	—	—	(67)
Changes in assets and liabilities:
Decrease in due from subsidiaries	976	22,535	7,485
Decrease (increase) in other assets and liabilities	(2,420)	2,824	(2,742)
(Decrease) increase in accrued interest payable	38	(26)	(17)
Net cash provided by (used in) operating activities	(3,642)	23,248	(4,091)
Investing activities:
Dividend from subsidiary	22,727	6,596	989
Purchases of furniture, fixtures and equipment	—	(249)	—
Proceeds from disposal of furniture, fixtures and equipment	668	—	9,013
Net cash provided by investing activities	23,395	6,347	10,002
Financing activities:
Net proceeds from issuance of subordinated notes	—	7,475	4,382
Repurchase of convertible subordinated notes	—	(26,358)	(923)
Net proceeds from issuance of common stock	—	5,551	4,110
Net purchase of treasury stock	(14,633)	(14,794)	(12,353)
Dividend payments on common stock	(3,748)	(3,844)	—
Change in unearned compensation	124	(383)	—
Net cash used in financing activities	(18,257)	(32,353)	(4,784)
(Decrease) increase in cash and cash equivalents	1,496	(2,758)	1,127
Cash:
Beginning of year	243	3,001	1,874
End of year	$1,739	$243	$3,001

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,192	$1,317	$1,445
Income taxes	1,554	—	—
Non-cash investing and financing activities:
Fair value of assets acquired	$815	$11,727	$1,057,830
Goodwill	14,261	14,107	17,662
Amortizable intangibles	6,487	—	—
Liabilities assumed	(94)	(5,875)	(919,930)
Stock issued in transaction	(1,592)	(750)	(155,562)
Cash paid for business	$19,877	$19,209	$—

25.          QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2004, 2003, and 2002 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004 (1)
Interest income	$52,185	$58,677	$63,492	$57,809
Interest expense	20,436	22,178	25,375	24,628
Net interest income	31,749	36,499	38,117	33,181
Provision for credit losses	1,847	1,666	469	30,795
Net interest income after provision for credit losses	29,902	34,833	37,648	2,386
Non-interest income	53,522	50,620	55,671	39,758
Gains on sales of securities	3,169	—	2,248	2,363
Non-interest expense	71,561	72,010	89,066	73,153
Income before income taxes	15,032	13,443	6,501	(28,646)
Income tax expense	(5,638)	(4,976)	(2,486)	10,990
Net income	$9,394	$8,467	$4,015	$(17,656)
Basic income per share outstanding	$0.20	$0.18	$0.09	$(0.38)
Diluted income per share outstanding	$0.20	$0.18	$0.09	$(0.38)

2003
Interest income	$45,002	$50,341	$58,919	$56,368
Interest expense	21,499	21,633	21,959	20,295
Net interest income	23,503	28,708	36,960	36,073
Provision for credit losses	868	894	2,537	2,709
Net interest income after provision for credit losses	22,635	27,814	34,423	33,364
Non-interest income	62,812	75,492	96,648	64,198
Gains on sales of securities	6,332	5,062	—	—
Non-interest expense	74,808	85,933	106,278	81,708
Income before income taxes	16,971	22,435	24,793	15,854
Income tax expense	(6,269)	(8,222)	(9,204)	(5,844)
Net income	$10,702	$14,213	$15,589	$10,010
Basic income per share outstanding	$0.22	$0.30	$0.33	$0.21
Diluted income per share outstanding	$0.22	$0.29	$0.32	$0.21

2002 (2)
Interest income	$36,778	$36,239	$47,967	$45,771
Interest expense	24,435	30,427	25,153	23,504
Net interest income	12,343	5,812	22,814	22,267
Provision for credit losses	104	26,422	(95)	(4,014)
Net interest income (loss) after provision for credit losses	12,239	(20,610)	22,909	26,281
Non-interest income	9,058	42,467	57,195	62,660
(Losses) gains on sales of securities	(85)	(1,772)	7,638	—
Non-interest expense	29,695	70,429	74,044	69,849
(Loss) income before income taxes	(8,483)	(50,344)	13,698	19,092
Income tax benefit (expense)	2,845	19,057	(5,181)	(6,541)
Net (loss) income	$(5,638)	$(31,287)	$8,517	$12,551
Basic (loss) income per share outstanding	$(0.19)	$(0.64)	$0.17	$0.26
Diluted (loss) income per share outstanding	$(0.19)	$(0.64)	$0.17	$0.25

(1)           During the fourth quarter of 2004 the Company recorded an additional $29.0 million for potential losses on the purchased CMC lease portfolio. Reference is made notes 5 and 6 for additional details regarding the charge.

(2)           On March 31, 2002 NetBank acquired Resource Bancshares Mortgage Group, Inc.. The Company incurred $10,085 of acquisition and severance charges during the second quarter of 2002 related to the acquisition.

The Company also recorded and additional $20.1 million of additional provision expense related to the purchased CMC lease portfolio during the second quarter of 2002.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANACIAL DISCLOSURES

There have been no disagreements with accountants on accounting and financial disclosure matters that require disclosure pursuant to Item 304 of Regulation S-K.

ITEM 9A.               CONTROLS AND PROCEDURES

Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, along with other management of the Company, reviewed and evaluated the Company’s disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2004.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, as of December 31, 2004, the disclosure controls and procedures in place at the Company were not effective due to a material weakness in its internal control over financial reporting related to the estimation of the change in fair value of the Company’s portfolio of mortgage loan funding commitments for which the interest rate is locked (“rate locks”) which constitute derivative financial instruments as defined by Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  The error would have resulted in an overstatement of the mark-to-market of the derivatives which is included in the gain on sale line item. The material weakness is more fully described below under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”

Due to this material weakness, the Company, in preparing its financial statements at and for the year ended December 31, 2004, performed and implemented the additional procedures discussed below under the heading “Other Control Matters” to strengthen its controls and procedures over the process. Due to the nature of the material weakness and the additional procedures implemented, management believes the circumstances which resulted in the error will not recur.

Management’s Annual Report on Internal Control over Financial Reporting

The management of NetBank is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). NetBank’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

The management of NetBank assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and this assessment identified a material weakness in the Company’s internal control over financial reporting related to its controls over the determination and estimation of the change in fair value of the Company’s portfolio of mortgage loan funding commitments where the interest rate has been locked and related financial derivatives.  Changes in such fair value are recorded to gain on sales of loans and to other assets or other liabilities.  As a result of this material weakness, the Company had overstated its gain on sales of loans and recorded an adjustment in the December 31, 2004 financial statements to correct this error.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Because of the material weakness described in the preceding paragraph, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on those criteria.

NetBank’s independent registered public accounting firm has audited and issued their report on management’s assessment of NetBank’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of NetBank, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that NetBank, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material error that was not identified by NetBank, Inc.’s internal control over financial reporting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NetBank, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of NetBank, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. There were insufficient controls over the determination and estimation of the change in fair value of the Company’s portfolio of mortgage loan funding commitments where the interest rate has been locked and the related financial derivatives.  As a result of this material weakness in internal control, NetBank, Inc. concluded that the amount of gain on sales of loans was overstated and recorded an adjustment to correct this error.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 11, 2005 on those financial statements.

In our opinion, management’s assessment that NetBank, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, NetBank, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004 based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NetBank, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 11, 2005

Other Control Matters

In response to the material control weakness discussed above in Management’s Annual Report on Internal Control over Financial Reporting, management has taken the following steps to remediate the control weakness:

•                  The necessary data and information for estimating the initial and ending fair values are now accumulated within a single department;

•                  Analytics are now being prepared which compare the changes in fair value to changes in the fair value of offsetting hedges and general changes in interest rates to ensure results are reasonable;

•                  The Company’s corporate controller is now required to review the process and associated analysis.

Management will continue to closely monitor the changes implemented to ensure their effectiveness.  Except for the changes discussed above, there were no other changes in the Company’s internal control over financial reporting that have materially effected, or are reasonably likely to materially effect, its internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in NetBank, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Executive, Comptroller and other personnel.  A copy of the Code of Ethics is available for review on the Company’s website at www.NetBankinc.com.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this Item is included in NetBank, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 under the headings “Compensation of Executive Officers,” “Compensation Committee Report” and “Performance Graph” and is incorporated herein by reference.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in NetBank, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 under the headings “Security Ownership of Principal Shareholders and Management” and is incorporated herein by reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in NetBank, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 under the heading “Certain Transactions” and is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in NetBank, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 under the heading “Ratification of Appointment of Independent Auditors” and is incorporated herein by reference.

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements

The consolidated financial statements of the Company and its subsidiaries are listed on the Index to Consolidated Financial Statements located on page 65 in Item 8. “Financial Statements and Supplementary Data” of this report.

2.	Financial Statements Schedules

The financial statement schedules referred to in the applicable accounting regulations of the Securities and Exchange Commission are omitted from this Item because they are not applicable, the amounts are not significant or the required information is shown in the consolidated financial statements and the notes thereto included in this report.

3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2005.

NETBANK, INC.

By:	/s/ DOUGLAS K. FREEMAN

Douglas K. Freeman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2005.

Signature	Title

/s/ T. STEPHEN JOHNSON
Chairman Emeritus
T. Stephen Johnson

/s/ STEVEN F. HERBERT
Chief Financial Executive
Steven F. Herbert

/s/ STUART M. CABLE
Director
Stuart M. Cable

/s/ JOEL A. SMITH, III
Director
Joel A. Smith, III

/s/ EULA L. ADAMS
Director
Eula L. Adams

/s/ TAMARA L. ADLER
Director
Tamara L. Adler

/s/ J. STEPHEN HEARD
Director
J. Stephen Heard

/s/ ROBIN C. KELTON
Director
Robin C. Kelton

/s/ THOMAS H. MULLER, JR.
Director
Thomas H. Muller, Jr.

/s/ CATHERINE A. GHIGLIERI
Director
Catherine A. Ghiglieri

/s/ DAVID W. JOHNSON
Director
David W. Johnson

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1(a)		Amended and Restated Articles of Incorporation dated November 25, 1996	S-1	333-23717	3.1	3/21/97

(b)		Articles of Amendment of Articles of Incorporation dated January 20, 2000	8-A	000-22361	99.2	1/28/00

(c)		Articles of Amendment of Articles of Incorporation dated April 27, 2000	10-Q	000-22361	3.1	5/15/00

3.2(a)		Bylaws	S-1	333-23717	3.2	3/21/97

(b)		Amendments to the Bylaws adopted April 22, 1997	S-1/A	333-23717	3.3	4/25/97

(c)		Amendment to the Bylaws adopted as of March 31, 2002	S-4	333-75298	App. D	12/17/01

10.1(a)		Lease Agreement dated as of March 17, 1999 between NetBank and Opus South Corporation (the “Lease”)	10-K	000-22361	10.2	3/31/99

(b)		First Amendment to the Lease dated May 25, 1999, Second Amendment to the Lease dated September 15, 1999 and Third Amendment to the Lease dated October 26, 1999	10-K	000-22361	10.2	3/30/00

(c)		Fourth Amendement to the Lease dated June 1, 2001	10-K	000-22361	10.2	3/31/03

10.2(a)	*	1996 Stock Incentive Plan (the “Incentive Plan”)	S-1	333-23717	10.3	3/21/97

(b)	*	First Amendment to the Incentive Plan dated as of March 19, 1998	10-K	000-22361	10.3	3/30/98

(c)	*	Second Amendment to the Incentive Plan dated as of March 23, 1999	10-K	000-22361	10.3	3/31/99

(d)	*	Third Amendment to the Incentive Plan dated as of December 14, 2001	S-4	333-75298	10.5	12/17/01

(e)	*	Fourth Amendment to the Incentive Plan dated as of March 18, 2004	Schedule 14A	000-22361	D	3/25/04

(f)	*	Form of Director Non-qualified Stock Option Award Pursuant to the Incentive Plan					☒

(g)	*	Form of employee Incentive Stock Option Award Pursuant to the Incentive Plan (for award granted electronically)					☒

(h)	*	Form of employee Incentive Stock Option Award Pursuant to the Incentive Plan (for award granted in paper)					☒

(i)	*	Form of Restricted Stock Award Agreement Pursuant to the Incentive Plan					☒

(j)	*	NetBank, Inc. Mid-term Incentive Plan under the NetBank, Inc. 1996 Stock Incentive Plan (the “Mid-Term Incentive Plan”)					☒

(k)	*	Form of Mid-term Incentive Plan Award Agreement for reporting persons					☒

(l)	*	Form of Mid-term Incentive Plan Award Agreement for employees other than reporting persons					☒

10.3	*	NetBank, Inc. Employee Stock Purchase Plan	S-8	333-51574	99.1	12/08/00

10.4(a)	*	Employment Agreement dated as of November 18, 2001 between NetBank, Inc. and Douglas K. Freeman (the “Freeman Agreement”)	S-4	333-75298	10.1	12/17/01

(b)	*	Amendment No. 2 to the Freeman Agreement dated as of April 30, 2004	10-Q	000-22361	10	8/9/04

10.5(a)	*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and Steven F. Herbert (the “Herbert Agreement”)	10-Q	000-22361	10.3	8/14/02

(b)	*	First Amendment to the Herbert Agreement dated as of March 1, 2004					☒

10.6(a)	*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and Charles E. Mapson (the “Mapson Agreement”)	10-Q	000-22361	10.5	8/14/02

(b)	*	First Amendment to the Mapson Agreement dated as of March 1, 2004					☒

10.7(a)	*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and Jerald W. McCoy (the “McCoy Agreement”)	10-Q	000-22361	10.2	8/14/02

(b)	*	First Amendment to the McCoy Agreement dated as of March 1, 2004					☒

10.8(a)	*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and R. Theodore Brauch (the “Brauch Agreement”)	10-Q	000-22361	10.1	8/14/02

(b)	*	First Amendment to the Brauch Agreement dated as of March 1, 2004.					☒

10.9(a)	*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and William M. Ross (the “Ross Agreement”)	10-Q	000-22361	10.4	8/14/02

(b)	*	First Amendment to the Ross Agreement dated as of March 1, 2004					☒

10.10(a)	*	Form of Director Supplemental Retirement Agreement (the “SERP Agreement”)					☒

(b)	*	Form of Amendment No. 1 to the SERP Agreement					☒

10.11(a)	*	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement (the “Split Dollar Agreement”)					☒

(b)	*	Form of Amendment No. 1 to the Split Dollar Agreement					☒

10.12	*	Form of Personalized Policy Description Under Supplemental Disability Insurance Plan					☒

10.13	*	Summary of Relocation Arrangement between NetBank, Inc. and Douglas K. Freeman					☒

21.1	List of Significant Subidiaries	☒

23.1	Consent of Independent Registered Public Accounting Firm	☒

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended – Chief Executive Officer	☒

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended – Chief Financial Officer	☒

32.1	Certification Pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer and Chief Financial Executive	☒

* This exhibit is a management contract, compensatory plan or arrangement.