Form 10-Q
period 2005-03-31
NETBANK INC
filed 2005-05-10
CIK 1035826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

YES ☒  NO ☐

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at May 1, 2005
Common Stock, par value $.01	46,236,855

NETBANK, INC.
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NetBank, Inc.

Consolidated Balance Sheets

(unaudited and in 000s except share and per share amounts)

	March 31,	December 31,
	2005	2004
Assets
Cash and cash equivalents:
Cash and due from banks	$144,933	$104,070
Federal funds sold	23,695	46,232
Total cash and cash equivalents	168,628	150,302
Investment securities available for sale-at fair value (amortized cost of $751,955 and $702,127, respectively)	741,108	700,295
Stock of Federal Home Loan Bank of Atlanta - at cost	71,054	60,128
Loans held for sale	1,119,856	1,173,779
Loan and lease receivables - net of allowance for credit losses of $25,075 and $24,462, respectively	2,122,998	2,095,832
Mortgage servicing rights — net	210,253	172,819
Accrued interest receivable	12,259	11,513
Furniture, equipment and capitalized software — net	49,115	51,438
Goodwill and other intangibles — net	80,517	79,195
Due from servicers and investors	22,683	52,441
Receivable from unsettled trades	75,000	—
Other assets	81,544	74,439
Total assets	$4,755,015	$4,622,181

Liabilities, minority interests and shareholders’ equity
Liabilities:
Deposits	$2,591,488	$2,639,441
Other borrowed funds	1,506,858	1,311,491
Subordinated debt	32,477	11,857
Accrued interest payable	9,853	10,309
Loans in process	47,937	27,820
Unsettled trades	—	50,543
Representations and warranties	22,031	22,676
Accounts payable and accrued liabilities	141,592	133,562
Total liabilities	4,352,236	4,207,699

Commitments and contingencies	—	—
Minority interests in affiliates	519	455

Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,820,308 and 52,820,308 shares issued, respectively)	528	528
Additional paid-in capital	432,132	432,132
Retained earnings	40,553	43,849
Accumulated other comprehensive income, net of taxes of $(4,130) and $(696), respectively	(6,738)	(1,136)
Treasury stock, at cost (6,583,454 and 6,292,082 shares, respectively)	(64,020)	(61,087)
Unearned compensation	(195)	(259)
Total shareholders’ equity	402,260	414,027
Total liabilities, minority interests and shareholders’ equity	$4,755,015	$4,622,181

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Operations

(unaudited and in 000s except per share amounts)

	Three months ended March 31,
	2005	2004

Interest income:
Loans and leases	$47,853	$48,039
Investment securities	8,788	3,966
Short-term investments	379	180
Total interest income	57,020	52,185

Interest expense:
Deposits	13,216	11,818
Other borrowed funds	13,027	8,618
Total interest expense	26,243	20,436
Net interest income	30,777	31,749
Provision for credit losses	2,351	1,847
Net interest income after provision for credit losses	28,426	29,902

Non-interest income:
Service charges and fees	17,013	17,032
Gains on sales of mortgage loans and mortgage servicing rights	24,820	32,314
Net gain on sales of investment securities	2,477	3,169
Net losses on derivatives	(7,121)	—
Other income	7,220	4,176
Total non-interest income	44,409	56,691

Non-interest expense:
Salaries and benefits	31,723	30,927
Customer service	3,124	2,913
Marketing	2,855	2,259
Data processing	4,375	4,491
Depreciation and amortization	5,603	4,783
Impairment and amortization of mortgage servicing rights	9,948	10,246
Office expenses	2,820	2,680
Occupancy	5,901	5,134
Travel and entertainment	1,250	1,176
Professional fees	3,990	2,910
Prepaid lost interest on curtailments	1,024	1,372
Other expenses	3,349	2,670
Total non-interest expense	75,962	71,561
Income (loss) before income taxes	(3,127)	15,032
Income tax (expense) benefit	1,098	(5,638)
Net income (loss)	$(2,029)	$9,394

Net income (loss) per common and potential common shares outstanding:
Basic	$(0.04)	$0.20
Diluted	$(0.04)	$0.20

Weighted average common and potential common shares outstanding:
Basic	46,366	47,250
Diluted	46,366	47,968

Dividends declared on common stock per share	$0.02	$0.02

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited and in 000s)

	For the three months ended March 31,
	2005	2004
Common shares
Beginning balance	52,820	52,820
Issuance of common shares	—	—
Ending balance	52,820	52,820
Common stock
Beginning balance	$528	$528
Issuance of common stock	—	—
Ending balance	$528	$528
Paid-in capital
Beginning balance	$432,132	$432,035
Re-issuance of shares of common stock	—	(115)
Ending balance	$432,132	$431,920
Retained earnings
Beginning balance	$43,849	$44,102
Net income (loss)	(2,029)	9,394
Cash dividends declared	(926)	(941)
Loss on re-issuance of shares of common stock	(341)	—
Ending balance	$40,553	$52,555
Accumulated other comprehensive income
Beginning balance	$(1,136)	$2,742
Realized gain on sale of securities, net of taxes	(1,536)	(1,980)
Unrealized gain (loss) on securities, net of taxes	(4,066)	4,230
Ending balance	$(6,738)	$4,992
Treasury stock, at cost
Beginning balance	$(61,087)	$(48,674)
Purchase of shares of common stock for treasury, net of re-issuances	(2,898)	(7,382)
Employee forfeitures of unearned compensation	(35)	—
Ending balance	$(64,020)	$(56,056)
Unearned compensation
Beginning balance	$(259)	$(383)
Amortization of unearned compensation	29	31
Employee forfeitures of unearned compensation	35	—
Ending balance	$(195)	$(352)
Total stockholders’ equity	$402,260	$433,587

Comprehensive income
Net income (loss)	$(2,029)	$9,394
Realized gain on sale of securities, net of taxes	(1,536)	(1,980)
Change in unrealized gain (loss) on securities, net of taxes	(4,066)	4,230
Comprehensive income (loss)	$(7,631)	$11,644

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Cash Flows

(unaudited and in 000s)

	Three months ended
	March 31,
	2005	2004
Operating activities:
Net income	$(2,029)	$9,394
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,603	4,783
Amortization of premiums on investment securities, loan and lease receivables and debt	4,303	3,275
Origination of loans held for sale	(2,738,208)	(3,258,766)
Repurchase of previously sold mortgages	(31,039)	(8,361)
Proceeds from sales of loans held for sale	2,847,354	3,875,487
Net gain on sales of loans and servicing rights	(24,820)	(32,314)
Capitalization and mark-to-market of mortgage servicing rights	(11,487)	(3,854)
Proceeds from sales of mortgage servicing rights	491	1,990
Impairment and amortization of mortgage servicing rights	9,948	10,246
Provision for credit losses	2,351	1,847
Amortization of unearned compensation	29	31
Gains on sales of investment securities	(2,477)	(3,169)
Changes in assets and liabilities which provide (use) cash:
(Increase) decrease in accrued interest receivable	(746)	3,946
Decrease (increase) in due from servicers and other assets	22,653	(13,791)
(Decrease) increase in accrued interest payable	(456)	306
Increase in loans in process	20,117	23,124
Increase (decrease) in accounts payable and accrued liabilities	11,464	(13,743)
Net cash provided by operating activities	113,051	600,431

Investing activities:
Purchases of available for sale securities	(161,965)	(6,000)
Principal repayments on available for sale securities	25,773	16,991
Sales of available for sale securities	89,044	14,216
Purchase of mortgage servicing rights	(36,395)	—
Purchase of Federal Home Loan Bank Stock	(10,926)	(2,220)
Origination and purchase of loan and lease receivables	(171,676)	(415,459)
Principal repayments on loan and lease receivables	137,632	130,890
Purchases of furniture, equipment and capitalization of software, net of disposals	(2,593)	(3,796)
Acquisitions, net of cash acquired	(2,009)	(3,289)
Change in minority interest	64	—
Net cash used in investing activities	(133,051)	(268,667)

Financing activities:
(Decrease) increase in money market and checking accounts	(27,152)	147,125
Decrease in certificates of deposits	(20,801)	(42,381)
Proceeds from other borrowed funds	2,132,956	3,361,608
Repayments of other borrowed funds	(2,063,132)	(3,634,722)
Net proceeds from issuance of subordinated debt	20,620	—
Net purchases of treasury stock	(3,239)	(7,497)
Dividend payments on common stock	(926)	(941)
Net cash provided by (used in) financing activities	38,326	(176,808)
Net increase in cash and cash equivalents	18,326	154,956
Cash and cash equivalents:
Cash, beginning of period	150,302	33,627
Cash, end of period	$168,628	$188,583

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$26,699	$20,130
Cash paid (refunds received) for income taxes	$527	$(8,359)

See notes to consolidated financial statements.

NETBANK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

1.             ORGANIZATION AND BASIS OF PRESENTATION

NetBank, Inc. is a financial holding company engaged primarily in retail banking, mortgage banking, business finance and providing ATM and merchant processing services. NetBank, Inc. wholly owns the outstanding stock of NetBank (“NetBank, FSB” or “the Bank”), a federal savings bank; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc. (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation involved in strategic partnering opportunities. NB Partners, Inc. owns all of the outstanding stock of Financial Technologies, Inc., a corporation formed in 2004 to market transaction processing services to other financial services companies. NetBank, FSB owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, NetBank Payment Systems, Inc. (“NPS”), a provider of ATM and merchant processing services for retail and other non-bank businesses and Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider. Additionally, NetBank, FSB’s wholesale mortgage division operates as NetBank Funding Services and its business financing unit operates as NetBank Business Finance.  The consolidated company is referred to herein as “we,” “our” or “the Company”.

In the opinion of management, the unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2004 (“2004 Form 10-K”). The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 2004 amounts have been reclassified for comparability with 2005 amounts.

All dollar figures are presented in thousands (000s), except share and per share data, unless otherwise noted. All of the Company’s operations and assets are located within the United States.

2.             ACQUISITIONS

During the three months ended March 31, 2005, NPS acquired certain assets or processing contracts of various smaller ATM and merchant processing businesses.  The acquisitions were accounted for as purchases, and, as such, approximately $2 million of amortizable intangibles were recorded.  Consideration for all the businesses totaled $2,175. The results of operations for the acquired businesses have been included from the dates of acquisition.

3.             ACCOUNTING POLICIES

Reference is made to the Company’s accounting policies as described in the notes to the consolidated financial statements contained in its 2004 Form 10-K. The Company has followed those policies in preparing this report.

Significant Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates relate to the Company’s allowance for credit losses; the fair values of loans held for sale, loan and lease receivables, mortgage servicing rights, servicing hedges and the Company’s other hedging instruments; and reserves for losses on representations and warranties provided to purchasers of loans or mortgage servicing rights. Because of the inherent uncertainties associated with any estimation process and due to possible future changes in market and economic conditions that will affect fair values, it is possible that actual future results in realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.

Stock-Based Compensation. The Company accounts for stock options issued under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.   The Company also allows participants to purchase stock under the NetBank, Inc. Employee Stock Purchase Plan (“the Stock Plan”).  The Stock Plan purchases shares of the Company’s common stock from the Company on the last day of each quarter at 85% of the market value on the purchase date.  No stock-based compensation expense is reflected in the results of operations related to the Stock Plan.  The following table illustrates the pro forma effects on the results of operations and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation — Transition and Disclosure, to stock-based employee compensation.

	Three months ended March 31,
	2005	2004
Net income, as reported	$(2,029)	$9,394
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(536)	(566)
Pro forma net income	$(2,565)	$8,828

Net income (loss) per share:
Basic — as reported	$(0.04)	$0.20
Basic — pro forma	$(0.06)	$0.19

Diluted — as reported	$(0.04)	$0.20
Diluted — pro forma	$(0.06)	$0.18

In addition, for the three months ended March 31, 2005 and 2004, pre-tax compensation expense of $23 and $31, respectively, related to restricted stock awards was recognized and included in our results of operations.

New Accounting Pronouncements.  On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123r”), Share-Based Payment, which is a revision of SFAS 123. SFAS 123r supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash flows. Generally, the approach to accounting for share-based payments in SFAS 123r is similar to the approach described in SFAS 123, except that SFAS 123r requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. SFAS 123r is effective for NetBank at the beginning of the first interim period beginning after June 15, 2005; early adoption is encouraged. NetBank intends to adopt SFAS 123r using the Modified-Prospective Transition provisions of SFAS 123r, which will require financial statement recognition of the fair value of all share-based payments that vest subsequent to adoption. Pro forma disclosure will be required for all prior periods presented.  However, effective April 21, 2005, SEC release No. 33-8568 delayed the effective date of SFAS 123r to fiscal years beginning on or after December 15, 2005.  Pursuant to this release, the Company will delay its adoption of SFAS 123r until January 1, 2006.

4.             LOAN AND LEASE RECEIVABLES

The Company’s portfolio of loan and lease receivables consists primarily of internally originated 1-4 family first and second mortgage loans, home equity loans, automobile loans and business equipment financing loans and leases.

As of March 31, 2005 and December 31, 2004 the Company had net premiums on its loan and lease receivables of $35,661 and $33,765, respectively.

The following is a summary of the Company’s loan and lease receivables portfolio:

	As of		As of
	March 31, 2005		December 31, 2004
	Amount	%	Amount	%
First mortgages	$1,028,453	47.9%	$1,081,676	51.0%
Second mortgages	156,982	7.3%	170,993	8.1%
Leases	368,550	17.2%	356,016	16.8%
Auto	441,852	20.6%	391,934	18.5%
Home equity lines	146,893	6.8%	115,068	5.4%
Consumer	5,343	0.2%	4,607	0.2%
Total	2,148,073	100.0%	2,120,294	100.0%
Less allowance for credit losses	(25,075)		(24,462)
Total	$2,122,998		$2,095,832

NetBank’s lease receivables consist primarily of business equipment leases originated and serviced by its NetBank Business Finance division. In addition to its originated lease receivables, NetBank, FSB owns a portfolio of purchased lease receivables originated by Commercial Money Center, Inc. (“CMC”). NetBank, FSB is involved in litigation with three insurance companies who are sureties on the purchased leases. Since the second quarter of 2002, the entire portfolio has been on non-accrual status pending outcome of the litigation. NetBank, FSB has filed a claim for all principal and interest payments that are currently past due, approximately $96 million. The Company charged off $50,230 of the unpaid principal balance during 2004 resulting in a remaining balance of $31,527 as of December 31, 2004. The remaining balance as of March 31, 2005 was $31,294.

5.             NON-PERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

The Company considers a loan or lease receivable to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan or lease agreement.  The Company measures impairment of a loan or lease on a loan-by-loan or lease-by-lease basis.  Amounts of impaired loans or leases that are not probable of collection are charged off immediately.

The following table details the Company’s non-accrual and troubled debt restructurings:

	As of	As of
	March 31, 2005	December 31, 2004
Loan and lease receivables (1)	$37,083	$37,045
Loans held for sale (1)	$36,889	$36,633
Troubled debt restructurings (2)	$356	$210

(1)          All loans and leases over 90 days contractually past due are placed on non-accrual status.

(2)          Includes only those troubled debt restructurings which were less than 90 days past due as of the periods reported. Troubled debt restructurings over 90 days past due have been included in the non-accrual categories.

Non-performing loan and lease receivables as of March 31, 2005 and December 31, 2004 included $31,294 and $31,527, respectively, of non-performing lease receivables related to the CMC lease portfolio.

On average the Company held approximately $73,412 and $105,879 of restructured and non-accrual loans during the three months ended March 31, 2005 and 2004, respectively. Foregone interest for the three months ended March 31, 2005 and 2004 was approximately $3.9 and $5.3 million, respectively.  The Company had $6,330 and $5,799 in other real estate owned resulting primarily from residential mortgage loan foreclosures at March 31, 2005 and December 31, 2004, respectively.

The following is a summary of the allowance for credit losses:

	Three months ended March 31,
	2005	2004
Beginning balance	$24,462	$43,689
Provision for credit losses	2,351	1,847
Charge-offs:
First mortgages	—	(18)
Second mortgages	(1)	(135)
Leases	(1,550)	(973)
Auto	(901)	(324)
Home equity lines	(22)	(187)
Consumer	(27)	(48)
Total charge-offs	(2,501)	(1,685)
Recoveries:
First mortgages	1	—
Second mortgages	42	11
Leases	448	567
Auto	249	162
Home equity lines	23	—
Consumer	—	—
Total recoveries	763	740
Total charge-offs, net	(1,738)	(945)
Ending balance	$25,075	$44,591
Allowance for credit losses as a percent of average loans and leases	1.2%	2.4%

6.             FAIR VALUE AND IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

The Company accounts for its entire mortgage servicing rights (“MSR”) portfolio at the aggregate of the lower of cost or market (“LOCOM”). For purposes of evaluating the MSR portfolio for impairment, the Company disaggregates its MSR portfolio into two primary groupings: available for sale and held for sale.

The segment of the portfolio designated as available for sale is composed of MSRs that were retained out of production pursuant to individual portfolio retention decisions or purchased in bulk transactions. The available for sale portfolio is disaggregated for purposes of measuring potential impairments according to defined risk tranches. The Company has defined these risk tranches based upon interest rate band and product type.  With respect to each such risk tranche, the fair value thereof, which is based upon an internal analysis that considers current market conditions, prevailing interest rates, prepayment speeds, default rates and other relevant factors, is compared to amortized carrying values of the MSRs for purposes of measuring potential impairment.

The segment of the portfolio designated as held for sale is composed of recently produced MSRs that are scheduled for sale and have been allocated to specific forward servicing sales contracts.  The held for sale portfolio is disaggregated for purposes of measuring possible impairments according to the specific forward sales contracts to which allocated, which the Company has determined to be the appropriate approach to disaggregation by predominant risk characteristic for this portfolio segment.  For each such risk tranche, the fair value is based upon the allocated forward committed delivery price, which is compared to amortized carrying value for purposes of measuring potential impairment.

The following amounts relate to the Company’s MSR portfolio:

	Available for sale		Held for sale
	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004
UPB	$14,819,452	$12,699,935	$201,652	$193,877
Carrying Value	$208,129	$170,651	$2,124	$2,168
Carrying Value / UPB	1.40%	1.34%	1.05%	1.12%
Fair value	$208,810	$171,075	$2,124	$2,168
Fair value / UPB	1.41%	1.35%	1.05%	1.12%
Weighted average note rate	5.89%	5.95%	5.94%	6.32%
Weighted average service fee	0.32%	0.33%	0.29%	0.33%
Net Basis as multiple	4.40	4.13	3.66	3.36

The following table summarizes changes in the impairment reserve for the Company’s MSRs for the three months ended March 31, 2005 and 2004:

	2005	2004
Balance as of January 1,	$65,557	$58,253
Servicing valuation impairment (recapture)	(680)	1,170
Balance as of March 31,	$64,877	$59,423

7.             DEPOSITS

The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by the Company:

	As of March 31, 2005			As of December 31, 2004
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$314,085	12.1%	—	$285,218	10.8%	—
Interest bearing:						—
Checking accounts	246,680	9.5%	1.0%	261,588	9.9%	1.0%
Money market	1,117,419	43.1%	2.4%	1,158,529	43.9%	1.9%
Certificate of deposit under $100	829,428	32.1%	3.2%	830,996	31.5%	2.9%
Certificate of deposit over $100	83,876	3.2%	3.5%	103,110	3.9%	3.3%
Total deposits	$2,591,488	100.0%		$2,639,441	100.0%

Accrued interest as of March 31, 2005 related to checking, money market and certificates of deposit accounts was $84, $877 and $3,867, respectively.  Accrued interest as of December 31, 2004, related to checking, money market, and certificate of deposit accounts was $66, $607 and $5,426, respectively.  At March 31, 2005 and December 31, 2004 $509 and $764 of overdrawn deposits were classified as loans, respectively.

8.             BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of March 31, 2005 follows:

Type of Borrowing	Year of maturity	Range of stated interest rates	Principal amount outstanding
$25 million line of credit	2005	Fed Funds *	$—
$200 million master repurchase facility	2005	4.12 to 4.24%	—
$300 million warehouse line of credit	2005	3.70, 4.20%*	70,765
FHLB thirty-day advances	2005	DRC + 0.50%*	209,000
FHLB overnight advances	2005	DRC *	194,500
FHLB advances	2005	1.77 to 7.41%	146,000
FHLB advances	2006	2.04 to 5.63%	260,000
FHLB advances	2007	2.57%	40,000
Note payable	2007	5.00%	20
FHLB advances	2008	1.90 to 1.92%	100,000
FHLB advances	2009	1.80 to 4.64%	215,000
FHLB advances	2010	3.63%	25,000
FHLB advances	2014	1.79 to 2.93%	185,000
Subordinated debt	2032	LIBOR + 3.35%*	4,382
Subordinated debt	2033	LIBOR + 3.25%*	4,382
Subordinated debt	2034	LIBOR + 2.85%*	3,093
Subordinated debt	2034	LIBOR + 3.00%*	20,620
Repurchase agreement	2005	2.66%	61,573
Total debt			$1,539,335

*        Indicates a variable rate.

The total borrowings available through the Federal Home Loan Bank (“FHLB”) are determined each quarter as 50% of total assets of NetBank, FSB subject to limitations of available collateral. The Company utilizes this line through fixed and convertible term advances, as well as short term advances including thirty day and overnight borrowings. Eight of the FHLB advances totaling $356,000 are fixed rate. The remaining advances totaling $615,000 are also fixed, however, they may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR. The FHLB warehouse line is an adjustable line of credit with a floating rate based on the daily rate credit (“DRC”) plus 50 basis points. This warehouse line can be used to fund mortgages originated by the Company. All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans. At March 31, 2005, NetBank had pledged $609,406 of investment securities and $1.3 billion of mortgage loans to the FHLB as collateral for the various FHLB advances.

The $61,573 repurchase agreement was collateralized by $65,360 of investment securities. The current agreement is scheduled to mature in April 2005.

The Company’s subordinated debt is supported by trust preferred securities, which were issued in 2002, 2003 and 2005 in private pooled transactions through off-balance sheet trusts: NBI Trust I, II, III and IV. The subordinated debt, and the associated trust preferred securities for NBI Trust I, II and III, carry variable rates and were initially priced at LIBOR plus 2.85% to 3.35% with a cap of 12.5% through January 2008. Interest payments and the resetting of the rates both occur on a quarterly basis. The debt is scheduled to mature from December 2032 through December 2034 and cannot be redeemed by the trust for a minimum of five years after issuance.  On February 7, 2005 NBI Trust IV, was established to support $20,620 of additional subordinated debt.  This issuance was priced at LIBOR plus 3.00% and is scheduled to mature in December 2034.  NBI Trust IV cannot be redeemed by the trust for a minimum of five years after issuance.  Other terms of NBI Trust IV are similar to NBI Trust I, II and III.

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line) and the master repurchase facilities are secured by mortgage loans and are subject to restrictive covenants. The covenants include certain minimum net worth requirements, minimum tangible net worth requirements, minimum financial ratios, capital requirements, maintenance of servicer eligibility for various government agencies and certain minimum liquidity requirements, which are all defined in the terms of the related debt agreements. In addition, the covenants restrict the types of business activities in which the Company may engage. The Company was in compliance with all debt covenants in place as of March 31, 2005. Although management anticipates complying with all current debt covenants, there can be no assurance that the Company or its individual subsidiaries will be able to comply with all debt covenants in the future. Failure to comply could result in the loss of the related financing.

Short-term debt outstanding to third parties reached the highest month end level during the current quarter on January 31, 2005 with a short-term balance of $904 million.

9.             NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income (loss) per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income (loss) per common and potential common share for the three months ended March 31, 2005 and 2004. For the three months ended March 31, 2005, there is no difference in basic and diluted shares as the effect of options outstanding to purchase shares of common stock would be anti-dilutive to the net loss for the period.

	Net income (loss) (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per Share Amount
Three months ended March 31, 2005
Basic	$(2,029)	46,366	$(0.04)
Effect of dilutive securities - options to purchase common shares	—	—	—
Diluted	$(2,029)	46,366	$(0.04)

Three months ended March 31, 2004
Basic	$9,394	47,250	$0.20
Effect of dilutive securities - options to purchase common shares	—	718	—
Diluted	$9,394	47,968	$0.20

10.          BUSINESS SEGMENTS

The Company’s principal activities include retail banking, financial intermediary and transaction processing.  The retail banking segment primarily consists of offering consumer banking products such as checking, money market, and certificates of deposit. Its investments primarily consist of 1-4 family mortgage loans originated by the financial intermediary segment, business financing loans and leases originated by its NetBank Business Finance division, auto loans originated by its Dealer Financial Services division, purchased securities for investment, MSRs and various other purchased or retained loan products. The financial intermediary segment primarily originates mortgage loans via a network of retail branches or acquires mortgage loans from correspondents and/or brokers and packages pools of such loans either inclusive of or exclusive of MSRs for sale to the retail banking segment or into the secondary market. The transaction processing segment provides ATM and merchant processing services; subservices loans for the retail banking segment, financial intermediary segment and for third-party customers; and sells various insurance products using an Internet-based platform.

During the fourth quarter of 2004, the Company acquired the principal operating assets of Guaranty Residential Lending, Inc., a retail mortgage origination business. Additionally, during the third quarter of 2004, the Company acquired the principal operating assets of Beacon Credit Services, LLC., a provider of boat, aircraft and recreational vehicle financing.  The results of operations for both businesses are included from their respective dates of acquisition.  At varying times throughout 2004, NPS acquired certain assets or servicing contracts from various smaller ATM and merchant processing businesses.  The results of operations for these purchases are included in the transaction processing segment from their respective dates of acquisition.

The financial information for each business segment reflects specific identifiable transactions or allocated transactions based on an internal allocation method.  The measurement of the performance of the business segments is based on the management structure of the Company and is not necessarily comparable with similar information from any other financial institution. The information presented is also not necessarily indicative of the segments’ operations if they were independent entities. None of the Company’s segments have a significant exposure to any individual customer or vendor.

	For the three months ended March 31, 2005
	Retail banking	Financial intermediary	Transaction processing	Other / Eliminations	Consolidated
Interest income	$35,823	$21,057	$10	$130	$57,020
Inter-segment interest income	13,066	2,278	7	(15,351)	—
Total interest income	48,889	23,335	17	(15,221)	57,020
Interest expense	24,440	1,480	20	303	26,243
Inter-segment interest expense	1,974	13,606	—	(15,580)	—
Total interest expense	26,414	15,086	20	(15,277)	26,243
Net interest income	22,475	8,249	(3)	56	30,777
Provision for credit losses	2,336	15	—	—	2,351
Inter-segment- servicing and processing fees	—	—	3,456	(3,456)	—
Non-interest income	13,691	25,475	4,820	423	44,409
Non-interest expense	28,647	38,297	7,259	1,759	75,962
Inter-segment- servicing and processing expenses	2,566	890	—	(3,456)	—
Pre-tax income (loss)	$2,617	$(5,478)	$1,014	$(1,280)	$(3,127)

	For the three months ended March 31, 2004
	Retail banking	Financial intermediary	Transaction processing	Other / Eliminations	Consolidated
Interest income	$25,410	$25,802	$8	$965	$52,185
Inter-segment interest income	10,376	58	—	(10,434)	—
Total interest income	35,786	25,860	8	(9,469)	52,185
Interest expense	18,726	1,545	24	141	20,436
Inter-segment interest expense	153	10,194	—	(10,347)	—
Total interest expense	18,879	11,739	24	(10,206)	20,436
Net interest income	16,907	14,121	(16)	737	31,749
Provision for credit losses	1,829	18	—	—	1,847
Inter-segment- servicing and processing fees	—	—	3,527	(3,527)	—
Non-interest income	19,195	34,573	3,971	(1,048)	56,691
Non-interest expense	27,341	35,978	6,978	1,264	71,561
Inter-segment- servicing and processing expenses	2,380	1,147	—	(3,527)	—
Pre-tax income (loss)	$4,552	$11,551	$504	$(1,575)	$15,032

11.          COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company was servicing or subservicing for the benefit of others 120,253 and 106,781 residential loans, with unpaid principal balances aggregating approximately $16.1 billion and $14.0 billion at March 31, 2005 and December 31, 2004, respectively. Mortgagor’s taxes and insurance escrow funds and investors principal and interest escrow funds totaled approximately $308 million and $288 million as of March 31, 2005 and December 31, 2004, respectively. Loans serviced for others and the related escrow funds are not owned by the Company; however, the majority of the escrow funds are deposited in NetBank, FSB.

The Company has issued mortgage-backed securities under programs sponsored by Ginnie Mae, Freddie Mac and Fannie Mae. In connection with servicing mortgage-backed securities guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae, the Company advances certain principal and interest payments to security holders prior to their collection from specific mortgagors. Additionally, the Company must remit certain payments of property taxes and insurance premiums in advance of collecting them from specific mortgagors and make certain payments of attorney’s fees and other costs related to loans in foreclosure. These amounts are included in servicing advances under the caption “due from servicers and investors” in the accompanying consolidated balance sheets. Likewise, during the month that a mortgagor pays off his/her mortgage, the Company must accept an interest payment from the borrower that is pro-rated to the date of payoff and pass through a full month’s interest to the security holder. The Company includes its projection of the cost of such advances and lost interest on mortgages that prepay, and the expense of unreimbursed attorney and other costs associated with foreclosure in its valuation of its MSRs.

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of MSRs. Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or MSRs for losses if there has been a breach of representations or warranties.  Repurchased loans are carried at the lower of cost or net realizable value.  As of March 31, 2005 and December 31, 2004, loans held for sale included repurchased loans with a net carrying value of $50.9 million and $48.9 million, respectively.

The Company is unable to determine its maximum exposure under its representations and warranties.  The maximum exposure under the Company’s representations and warranties would be the outstanding principal balance and any premium paid for all loans or mortgage servicing rights ever sold by the Company less any loans sold servicing released or any loans underlying MSRs that have already prepaid or defaulted without a breach of representations and warranties. The Company repurchased approximately $31 million and $8.4 million of unpaid principal balances during the three months ended March 31, 2005 and 2004, respectively. The Company had $22.0 million and

$22.7 million of reserves for estimated losses on future repurchases as of March 31, 2005 and December 31, 2004, respectively.

As of March 31, 2005, the Company had commitments to fund mortgage loans of $1.0 billion, open-end consumer lines of credit of $83,118, undisbursed mortgage construction loans of $70,108 and undisbursed leasing commitments of $7,298.

The Company is involved in certain legal proceedings, excluding the CMC litigation, incidental to its business.  The Company does not believe that the outcome of these proceedings will have a material adverse effect upon its financial condition, results of operations or cash flows.

Item 2:                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may include forward-looking statements. Forward-looking statements regarding the intent, belief or current expectations of NetBank, Inc. or its officers and directors can be identified by the use of forward-looking terms such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other comparable terminology. Various internal and external factors could cause the Company’s actual results to differ materially from those anticipated by the forward-looking statements. These factors include, but are in no way limited to, 1) the evolving nature of the market for Internet banking and financial services generally; 2) the public’s perception of the Internet as a secure, reliable channel for transactions; 3) the success of new products and lines of business considered critical to the Company’s long-term strategy, such as small business banking and transaction processing services; 4) potential difficulties in integrating the Company’s operations across its multiple lines of business; 5) the cyclical nature of the mortgage banking industry generally; 6) a possible decline in asset quality; 7) the possible adverse effects of unexpected changes in the interest rate environment; 8) adverse legal rulings, particularly in the company’s litigation over leases originated by the Commercial Money Center, Inc.; and/or 9) increased competition and regulatory changes. The Company’s 2004 Form 10-K, contains additional details on these and other risks that are material to operations. All forward-looking statements in this report are based on information available at the time of filing. The Company has no obligation to update any forward-looking statement included herein. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

General

NetBank, Inc. is a financial holding company engaged primarily in retail banking, mortgage banking, business finance and providing ATM and merchant processing services. NetBank, Inc. wholly owns the outstanding stock of NetBank (“NetBank, FSB” or “the Bank”), a federal savings bank; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc. (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation involved in strategic partnering opportunities. NB Partners, Inc. owns all of the outstanding stock of Financial Technologies, Inc., a corporation formed in 2004 to market transaction processing services to other financial services companies. NetBank, FSB owns all of the outstanding stock of Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, NetBank Payment Systems, Inc. (“NPS”), a provider of ATM and merchant processing services for retail and other non-bank businesses and Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider.  Additionally, NetBank, FSB’s wholesale mortgage division operates as NetBank Funding Services and its business financing unit operates as NetBank Business Finance.  The consolidated company is referred to herein as “we,” “our” or “the Company”.

In the opinion of management, the unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements included herein should be read in conjunction with the financial statements and notes thereto, included in our 2004 Form 10-K. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 2004 amounts have been reclassified for comparability with 2005 amounts.

All figures are presented in thousands (000s), except share and per share data, unless otherwise noted. All of our operations and assets are located within the United States.

Executive Summary and Future Outlook

For the three months ended March 31, 2005, we recorded a net loss of $2,029 or $0.04 per share compared to net income of $9,394 or $0.20 per share during the comparable period of 2004.

Retail Banking. The retail banking segment had pre-tax income during the period of $2,617, a $1,935 or 43% decline period over period. The Internet-only banking, leasing and auto operations collectively increased their period over period pre-tax income by $2,699. This increase was primarily driven by a 42-basis point increase in net interest income after provision coupled with a $149 million increase in the average balance of interest earning assets. Management believes the Internet-only banking, leasing and auto operations will continue to expand and increase their contribution to the Company’s bottom-line in future periods by continuing to retain high-quality, higher yielding assets. This improvement was offset by a $4,634 pre-tax decline in the net servicing results, which was primarily due to the 2004 period benefiting from a $3,200 pre-tax increase in the value of mortgage servicing rights (“MSRs”), net of hedge results. As part of our strategy to grow the servicing asset, on March 31, 2005 we acquired the MSRs related to a portfolio of $2.5 billion in conventional, fixed rate mortgages. We believe the portfolio can, for the most part, be absorbed by current excess servicing capacity driving down per loan servicing cost. This additional operational leverage should aid in moving this operation closer to our goal of break-even.

Financial Intermediary. The financial intermediary segment recorded a pre-tax loss of $5,478, a $17,029 pre-tax decline period over period.  This decline was driven by a $1.0 billion decline in mortgage sales coupled with severely compressed margins, especially in the non-conforming mortgage operations. The non-conforming operations contributed $4,813 of the segment’s pre-tax loss due to its margin on sale of loans falling to a record low 136 basis points, a 52% year over year decline. Management believes the decline in margins in its non-conforming mortgage operations will abate, if not reverse, and return to more normal levels at some point during 2005. Management also believes that margins in its third-party conforming mortgage operations will continue to decompress in future quarters. The locked conforming mortgage pipeline increased to $917 million at March 31, 2005 compared to only $755 million at December 31, 2004. The Mortgage Bankers Association of America’s April 2005 forecast for mortgage originations has been revised down to $2.498 trillion compared to $2.542 trillion at December 31, 2004. Based on this and other factors, management cautions that there remains a heightened risk that increased competitive pressures could persist resulting in continued losses within the mortgage banking operations. Additionally, during recent quarters, we have seen an increase in the frequency, but not the severity, of mortgage loan repurchases. This trend has resulted in increased provision in order to increase our current reserve level. It is still uncertain whether this trend will continue or abate. If the trend continues to increase in future periods, it would require us to continue to increase our reserves to cover future losses on the disposition of repurchased loans.

Transaction Processing. The transaction processing segment increased its pre-tax income by $510 to $1,014 year over year. The increase was primarily driven by strict cost controls at NetInsurance, expansion of the ATM and merchant processing operation and an increase in loans serviced within the servicing factory. We believe the transaction processing segment will continue its trend of increasing its contribution to the Company’s results. NPS continues to expand its operations by purchasing smaller ATM and merchant processing business and processing contracts. NPS’s credit/debit card transaction volume increased by 55% year over year and by 2% sequential quarter over quarter. The servicing factory, which services loans on behalf of the retail banking and financial intermediary segments, should also see continued improvement as the number of loans serviced increases pushing up its revenues and driving down its cost to service per loan.

Other/Eliminations. The other/eliminations segment recorded a pre-tax loss of $1,280, which is a $295 improvement over the 2004 period.  The improvement is primarily due to overhead cost controls and a reduction of inter-segment revenue eliminations related to the $255 million decline in loans sold to the retail banking segment from the financial intermediary segment.

Risk and Contingencies. Reference is made to the discussion under the heading “Risks Relating to NetBank’s Business” in Item 1. Business and to the heading “Future Outlook” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of operations in the Company’s 2004 Form 10-K for further information regarding the risks and challenges of our business. Reference is made to note 11 of the notes to consolidated financial statements included in this report and to Item 1. “Legal Proceeding” in Part II of this report for additional discussion of certain risk and contingencies that may affect us.

Financial Condition

General.  Total assets increased $132,834 or 3% during the three months ended March 31, 2005.  This slight increase in assets is primarily due to increases in unsettled trades of $75,000, investment securities available for sale of $40,813; loan and lease receivables of $27,166 and MSRs of $37,434.  These increases were offset, in part, by declines of $53,923 in loans held for sale and $29,758 in due from servicers and investors.

Total liabilities increased $145 million or 3% during the three months ended March 31, 2005.  This was primarily driven by a $195 million increase in other borrowed funds, a $21 million increase in subordinated debt and a $20 million increase in loans in process.  These increases were offset, in part, by a $48 million decline in deposits and a $51 million decline in unsettled trades.  The increase in other borrowed funds was primarily used to support the higher levels of investment securities, loan and lease receivables, MSRs and to offset the decline in deposits.

Investment Securities.  For the three months ended March 31, 2005, the investment security portfolio increased by $41 million primarily as a result of $162 million of purchases offset, in part, by $89 million of sales, $24 million of principal payments and a $6.5 million decline in fair value.

The following tables set forth certain information relating to the Company’s available for sale securities:

As of March 31, 2005	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. agency - mortgage pool securities	$599,790	$—	$10,471	$589,319
Collateralized mortgage obligations	28,835	25	429	28,431
U.S. treasury securities	30,108	212	59	30,261
U.S. agency bonds	50,303	—	519	49,784
Corporate bonds	39,156	616	354	39,418
Habitat bonds and other	3,763	132	—	3,895
Total	$751,955	$985	$11,832	$741,108

As of December 31, 2004	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. agency - mortgage pool securities	$574,495	$—	$3,205	$571,290
Collateralized mortgage obligations	31,572	108	87	31,593
U.S. treasury securities	53,177	865	87	53,955
Corporate bonds	39,150	609	218	39,541
Habitat bonds and other	3,733	183	—	3,916
Total	$702,127	$1,765	$3,597	$700,295

Management has reviewed the investment security portfolio and has determined that no security with an unrealized loss is other than temporarily impaired.

Loans and Leases Receivable.  For the three months ended March 31, 2005, the loans and leases receivable portfolio increased $27,166 million or 1%.  The increase was the result of originating and retaining mortgage loans of $38,401, auto loans of $87,378 and lease receivables of $45,897, which was offset by approximately $145 million in principal payments.

Loans Held for Sale. For the three months ended March 31, 2005, loans held for sale declined by $53,923 or 5% to $1.11 billion. This decline was primarily driven by sales of mortgage loans outpacing seasonally lower levels of production.

Asset Quality and Non-performing Assets. Management periodically reviews the performance of the loans and leases receivable portfolio by reviewing charge-offs, delinquency statistics, and various other industry statistics.  Large non-homogeneous credits are reviewed on a loan-by-loan or lease-by-lease basis, whereas relatively small credits with similar risk characteristics are reviewed on a pool-by-pool basis.  If a decline in credit quality for a specific pool or individual loan or lease is noted, we record additional allowance through a charge to the provision for credit losses.  The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio.  We determine the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors.  Non-performing loan and lease receivables as a percentage of gross unpaid principal balance (“UPB”) held steady at 1.7% comparing March 31, 2005 to December 31, 2004.  The following tables detail the loan and lease receivables portfolio, the associated allowance for credit losses and non-performing assets:

As of March 31, 2005	Gross UPB	Allocated Allowance	(1) Non-performing
First mortgages	$1,028,453	$3,654	$3,443
Second mortgages	156,982	4,169	267
Leases	337,256	13,131	1,920
Auto	441,852	1,737	83
Home equity lines	146,893	2,273	76
Consumer	5,343	111	—
Loan and lease receivables	2,116,779	25,075	5,789
CMC leases (2)	31,294	—	31,294
Loan and lease receivables	$2,148,073	$25,075	$37,083

As of December 31, 2004	Gross UPB	Allocated Allowance	(1) Non-performing
First mortgages	$1,081,676	$3,842	$3,232
Second mortgages	170,993	4,451	183
Leases	324,489	13,146	1,532
Auto	391,934	1,593	278
Home equity lines	115,068	1,334	291
Consumer	4,607	96	2
Loan and lease receivables	2,088,767	24,462	5,518
CMC leases (2)	31,527	—	31,527
Total loan and lease receivables	$2,120,294	$24,462	$37,045

(1) Non-performing includes all loans that are 90 days or more contractually past due including loans which have been restructured.  The Company also held $356 and $210 of restructured loans which were performing as of March 31, 2005 and December 31, 2004, respectively.

(2) Reference is made to note 4 of the notes to the consolidated financial statements included in this report for additional details regarding the CMC lease portfolio.

As more fully described in note 3 of the notes to the consolidated financial statements included in the Company’s 2004 Form 10-K, loans held for sale are carried at the aggregate of the lower of cost or market until being sold, typically 30 to 90 days after origination or purchase. The majority of the non-performing loans held for sale consist of loans which have been repurchased under representations and warranties provided to purchasers.  Once a loan has been repurchased, it is generally resold at a loss. Upon repurchase, reserves are transferred from the reserve for representations and warranties to a valuation reserve for repurchased loans to record such loans at estimated net realizable value.  At

March 31, 2005 and December 31, 2004 the aggregate market value of loans held for sale exceeded the aggregate cost.  The following tables set forth information regarding the Company’s loans held for sale:

As of March 31, 2005	Gross UPB	Non-performing	Reserve
Conforming mortgages	$828,247	$21,476	$4,646
Non-conforming mortgages	228,797	15,361	5,199
Construction	64,963	52	278
Commercial / recreational	8,371	—	399
Total held for sale assets	$1,130,378	$36,889	$10,522

As of December 31, 2004	Gross UPB	Non-performing	Reserve
Conforming mortgages	$821,422	$23,488	$4,179
Non-conforming mortgages	300,406	12,810	5,293
Construction	54,564	335	140
Commercial / recreational	7,893	—	894
Total held for sale assets	$1,184,285	$36,633	$10,506

Mortgage Servicing Rights.  During the three months ended March 31, 2005, the net carrying value of the MSR portfolio increased $37,434 or 22%.  This increase was primarily the result of purchasing a $2.5 billion bulk portfolio, $36.4 million in capitalized value, coupled with the capitalization of $5.9 million related to retained servicing and $5.3 million of mark-to-market adjustments. These increases were offset, in part, by amortization of $10.6 million during the period.

Deposits.  Deposits were $2.59 billion at March 31, 2005, a 2% decrease compared to $2.64 billion at December 31, 2004.  The $48 million decline was primarily centered in brokered CDs and money market accounts, which is primarily the result of a change in pricing as part of management’s overall interest rate management strategy. The following table summarizes our deposits:

	As of March 31, 2005			As of December 31, 2004
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing:
Checking accounts	$314,085	12.1%	—	$285,218	10.8%	—
Interest bearing:						—
Checking accounts	246,680	9.5%	1.0%	261,588	9.9%	1.0%
Money market	1,117,419	43.1%	2.4%	1,158,529	43.9%	1.9%
Certificate of deposit under $100	829,428	32.1%	3.2%	830,996	31.5%	2.9%
Certificate of deposit over $100	83,876	3.2%	3.5%	103,110	3.9%	3.3%
Total deposits	$2,591,488	100.0%		$2,639,441	100.0%

Shareholders’ Equity.  Total shareholders’ equity declined by $11,767 for the three months ended March 31, 2005.  The decrease is primarily due to a $5,602 decline in the other comprehensive income related to the decline in the fair value of available for sale investment securities, a $3,296 decline in retained earnings primarily due to the quarterly net loss of $2,029 and the payment of $926 in dividends and the $2,933 increase in treasury stock primarily related to the repurchase of 423,726 shares of the Company’s common stock at a weighted average cost of $9.29 per share.

Results of Operations — Three months ended March 31, 2005 compared to three months ended March 31, 2004

General.  Net loss for the three months ended March 31, 2005 was $2,029 or $0.04 per share, compared to net income of $9,394 or $0.20 per share for the same period in 2004.  The current period net loss was primarily driven by the $7,494 decline in gain on sales of loans, centered in the non-conforming mortgage operation due to margin compression, coupled with a $2,853 period over period decline in the performance of the MSRs net of hedge results. The three months ended March 31, 2004 included a $3,200 recapture of MSR value net of hedge results.

Interest Income.  Interest income for the three months ended March 31, 2005 was $57,020 compared to $52,185 for the same period in 2004. As detailed in the following rate volume variance table, the average balance of investment securities available for sale and loans and leases receivable increased by $322,257 and $237,152, respectively. The increase in the average balance of loan and lease receivables is the result of the continued origination and retention of various mortgage products, home equity loans, auto loans and business equipment leases. These increases were offset, in part, by a decline of $470,637 in the average balance of loans held for sale. This decline was primarily related to December through February typically being the lowest production months of the year.  A general increase in market rates resulted in a positive rate variance of $5,524.  This increase was partially offset by a $689 negative volume/mix variance due to the largest increase in yield being centered in loans held for sale which also experienced a large decline in average balance.

Interest Expense. Total interest expense for the three months ended March 31, 2005 was $26,243 compared to $20,436 for the same period of 2004.  The $5,807 increase is primarily due to a 54-basis point increase in the average cost of funds coupled with an increase of $85,678 in the average balance of total interest-bearing liabilities period over period. The average balance of total deposits declined by $112,174, which resulted in a positive volume/mix variance of $271.  This was offset by an increase of 36 basis points in the average rate paid on deposits, which resulted in a negative $1,669 rate variance.  The average balance of the remaining interest-bearing liabilities increased by $197,852 or 13%, and the average interest rate paid increased by 78 basis points.  These two increases resulted in a $4,409 increase in interest expense period over period.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $30,777, or 2.89% of average interest-earning assets for the three months ended March 31, 2005, compared to $31,749, or 3.06%, of average interest-earning assets for the three months ended March 31, 2004.

The following table details the relative interest rates and average balances of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2005 and 2004:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2005	2004	2005	2004		2005	2004	Variance	Rate	Volume (3)
				Interest-earning assets:
$101,569	$71,516	1.49%	1.01%	Short-term investments	$379	$180	$199	$87	$112
775,634	453,377	4.53%	3.50%	Investment securities (1)	8,788	3,966	4,822	1,171	3,651
1,286,221	1,756,858	6.40%	5.58%	Loans held for sale (2)	20,583	24,518	(3,935)	3,596	(7,531)
2,100,442	1,863,290	5.19%	5.05%	Loan and lease receivables (2)	27,270	23,521	3,749	670	3,079
4,263,866	4,145,041	5.35%	5.04%	Total interest-earning assets	57,020	52,185	4,835	5,524	(689)

				Interest-bearing liabilities:
231,310	227,117	1.29%	1.24%	Checking accounts	744	704	40	27	13
1,134,272	1,356,917	2.01%	1.74%	Money market	5,713	5,898	(185)	936	(1,121)
858,383	752,105	3.15%	2.77%	Certificates of deposit	6,759	5,216	1,543	706	837
897,615	619,499	2.91%	2.04%	Short-term debt	6,525	3,157	3,368	1,346	2,022
766,950	858,898	3.21%	2.48%	FHLB advances	6,162	5,320	842	1,581	(739)
23,541	11,857	5.78%	4.76%	Subordinated debt	340	141	199	30	169
3,912,071	3,826,393	2.68%	2.14%	Total interest-bearing liabilities	26,243	20,436	5,807	4,626	1,181

—	—	2.67%	2.90%	Net interest margin	30,777	31,749	(972)	898	(1,870)
351,795	318,648	0.22%	0.16%	Interest free sources	—	—	—	—	—
$4,263,866	$4,145,041	2.89%	3.06%	Net interest income to interest-earning assets	$30,777	$31,749	$(972)	$898	$(1,870)

(1)      Based on amortized cost; changes in fair value are not considered.

(2)      No separate treatment has been made for non-accrual loans.

(3)      Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $2,351 for the three months ended March 31, 2005 compared to $1,847 for the same period of 2004. The $504 increase in provision primarily relates to the growth and seasoning of the auto portfolio. During the three months ended March 31, 2005, we originated and retained mortgage loans of $38 million, auto loans of $87 million and lease receivables of $46 million.  During the three months ended March 31, 2004, we retained originated mortgage loans of $293 million, auto loans of $87 million, and originated leases of $39 million. During the three months ended March 31, 2005, the Company had net charge-offs of $1,738, or 0.08% of average loan and lease receivables, compared to $945 of net charge-offs, or 0.05% of average loan and lease receivables for the same period of 2004.  Reference is made to the heading “Financial Condition - Asset Quality and Non-performing Assets” above for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income.  Non-interest income declined $12,282 for the three months ended March 31, 2005 compared to the same period of 2004.  This decline was primarily driven by the $7,494 decline in gain on sales of loans due to the $756 million or 22% decline in sales of mortgage loans.  The decline in sales was compounded by the decline in margins on sales due to increased competitive pressures, especially in the non-conforming operation. Other income increased by $3,044 primarily related to mark-to-market adjustments on the MSR hedges, which was offset by a decline of $7,121 in loss on derivatives.  Loss on derivatives is comprised primarily of TBA mortgage-back securities for which we do not elect special hedge accounting but do use to economically hedge the MRS portfolio.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses.  Non-interest expense increased $4,401, or 6%, for the three months ended March 31, 2005 compared to the same period of 2004. The increase was primarily driven by a $1 million increase in professional fees related to the increased cost of compliance with section 404 of the Sarbanes-Oxley Act.  This increase is coupled with increases in depreciation and amortization, occupancy and other expense categories that were generally higher as our operations expanded period over period with the addition of Beacon Credit Services and the expansion of the retail mortgage operations.

Segment results for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  All comparisons are on a pre-tax basis.

Retail Bank Operations

The table below provides an overview of the results of operations for the retail bank segment:

	For the three months ended March 31,
	2005	2004	change
Net interest income	$22,542	$16,989	$5,553
Provision for credit losses	2,336	1,829	507
Net interest income after provision	20,206	15,160	5,046
Gains on sales of loans	501	1,063	(562)
Fees, charges and other income	3,327	2,922	405
Total revenues	24,034	19,145	4,889
Total expenses	17,845	15,655	2,190
Pre-tax income before net servicing results	6,189	3,490	2,699
Net servicing results	(3,572)	1,062	(4,634)
Pre-tax income	$2,617	$4,552	$(1,935)

Average earning assets	$4,305,234	$4,156,361	$148,873
Average UPB underlying MSRs	$13,175,247	$13,086,946	$88,301

Operations to earning assets
Net interest income after provision	1.88%	1.46%	0.42%
Gain on sale, fees, charges and other income	0.36%	0.38%	(0.02)%
Banking revenues	2.24%	1.84%	0.40%
Total expenses	1.66%	1.51%	0.15%
Pre-tax income before net servicing results	0.58%	0.33%	0.25%

Net servicing results to UPB underlying MSRs	(0.11)%	0.03%	(0.14)%

The retail banking segment earned $2,617 for three months ended March 31, 2005, a decline of $1,935 compared to the same period of 2004.  The retail banking segment is comprised of four main operating units: Internet-based retail banking, indirect automobile lending, business financing and our longer-term investment in MSRs.  The three lending operations improved period over period by $2,699. This improvement was the result of a $149 million increase in the average balance of interest-earning assets coupled with a 42-basis point improvement in net interest income after provision.  This increase was more than offset by a $4,634 decline in the net servicing results.  The decline in net servicing results was primarily related to the 2004 period containing a recapture of previous impairment, net of hedge results, of $3,200, coupled with an increase in amortization expense period over period.  Management expects the $2.5 billion bulk MSR purchase made on March 31, 2005 to improve the net servicing results in future periods as we begin to take advantage of greater economies of scale.

Financial Intermediary

The table below provides an overview of the results of operations for the financial intermediary segment:

	For the three months ended March 31,
	2005	2004	change
Pre-tax results
Net interest income	$8,185	$14,105	$(5,920)
Gain on sales of loans	22,885	32,299	(9,414)
Other income	887	1,711	(824)
Net Beacon Credit Services results	(663)	—	(663)
Net MG Reinsurance results	864	507	357
Total revenues	32,158	48,622	(16,464)
Salary and employee benefits	22,534	22,791	(257)
Occupancy & depreciation expense	7,056	6,804	252
Other expenses	8,046	7,476	570
Total expenses	37,636	37,071	565
Pre-tax income (loss)	$(5,478)	$11,551	$(17,029)

Production	$2,776,609	$3,258,766	$(482,157)
Sales	$2,760,463	$3,771,503	$(1,011,040)

Total revenues to sales	1.16%	1.29%	(0.13)%
Total expenses to production	1.36%	1.14%	0.22%
Pre-tax margin	(0.20)%	0.15%	(0.35)%

Note: The ratio of revenues to sales is based on financial intermediary sales, which includes inter-segment sales to the retail banking segment of $38,401 and $293,370 for the three months ended March 31, 2005 and 2004, respectively.

The financial intermediary segment lost $5,478 for the three months ended March 31, 2005, a decline of $17,029 compared to the same period of 2004.  Sale of mortgage loans declined by $1.0 billion, or 27%, period over period.  As mortgage pipelines compressed during the latter half of 2004, competitive pressures rose causing a 13-basis point decline in margins on sales.  The net result was a $16,464 decline in revenues.  The biggest decline was seen in the non-conforming mortgage operation which saw its margin hit a record low of 136 basis points, a 149-basis point decline period over period.

Transaction Processing

The transaction processing segment provides ATM and merchant processing services; subservices loans for the retail banking segment, financial intermediary segment and for third party customers; and sells various insurance products using an Internet-based platform.

The following table highlights the results of operations for the transaction processing segment:

	For the three months ended March 31,
	2005	2004	change
Total revenue	$6,742	$6,406	$336
Total expenses	5,728	5,902	(174)
Pre-tax income	$1,014	$504	$510

The transaction processing segment reported an improvement in pre-tax operating results of $510.  All three divisions of the segment showed period over period improvement.  The servicing factory results increased $133 related to improved expense control and an increase in the volume of loans serviced.  NPS improved $80 as it expanded the number of ATMs and merchant processing terminals under contract and NetInsurance improved by $297 primarily related to strict expense control.

Other/Elimination

The other/elimination segment contains the holding company expenses along with the elimination of inter-segment gains and losses on loans sold to the retail banking segment from the financial intermediary segment. The other / elimination segment lost $1,280 for the three months ended March 31, 2005 compared to losing $1,575 for the comparable period of 2004.  The $295 improvement was primarily related to strict expense control at the holding company coupled with a reduction of deferred gains related to a decline in inter-segment loan sales.

Critical Accounting Policies

In response to the Securities and Exchange Commission’s proposed rule “Disclosure in Management’s Discussion and Analysis about the Application of Critical Accounting Policies”, senior management, in conjunction with the Audit Committee of the Board of Directors, has identified valuation of the MSR portfolio, determination of the allowance for credit losses, liabilities for representations and warranties on loans and MSRs sold and accounting for derivative financial instruments as being the most critical accounting policies. These policies were identified as being the most critical based on the SEC’s guidance in identifying them based on whether 1) the accounting estimate required management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and 2) different estimates reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the financial condition or results of operations. Management believes that given current information, its judgments, estimates and assumptions used in these policies are appropriate.  For further information regarding our critical accounting policies, refer to the heading “Critical Accounting Policies” on page 55 of our 2004 Form 10-K.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company, in the normal course of business, had contractual obligations to make scheduled payments for its operating leases; its liability to repurchase loans under representations and warranties provided to purchasers of its mortgage loans and MSRs; and its obligation to make scheduled principal and interest payments on borrowed funds. The Company is not a party to any off-balance sheet financing arrangements nor does it hold unconsolidated interests in any variable interest entities that could rise to future contractual obligations. For information as of December 31, 2004 regarding the schedule of amounts contractually due, please refer to the discussion under the heading “Contractual Obligations and Off-Balance Sheet Arrangements” on page 57 of our 2004 Form 10-K.

Liquidity and Capital Resources

Liquidity.   Liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. The primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, sales or maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We can use cash generated through the retail deposit market, our traditional funding source, to offset cash utilized in our investing activities. Available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. Net cash inflow for the three months ended March 31, 2005 was $18,326 compared to $154,956 for the same period of 2004.  The $136,630 decline in net cash flow period over period is primarily related to loan production of $2.78 billion outpacing loan sales of $2.72 billion during the three months ended March 31, 2005 compared to production of $3.26 billion and sales of $3.48 billion for the three months ended March 31, 2004.

As an additional source of funds, we had available under existing lines of credit agreements $1.4 billion at March 31, 2005 (see note 8 of the notes to the consolidated financial statements included in this report for additional details of the available lines of credit).

We use deposits as our principal source of funds.  During the three months ended March 31, 2005, deposits declined by $47,953. Non-interest bearing transactional deposit accounts increased by $28,867 during the three months ended March 31, 2005, but this increase was offset by a decline of $76,820 in money market and CD accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. We are competitive in the types of accounts, services and ranges of interest rates offered on deposit products. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, we intend to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals. There is the risk that a dramatic increase in interest rates could cause maturing certificates of deposits to be disintermediated; and therefore, we would be unable or unwilling to replace those certificates of deposit at the then higher interest rates. The decrease in deposits was offset by a $195 million increase in other borrowed funds, which primarily include Federal Home Loan Bank advances, repurchase agreements and warehouse lines of credit.

Capital Resources.   The Company and NetBank, FSB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure of either company to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank, FSB must meet specific capital guidelines that involve quantitative measures of NetBank, FSB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. NetBank, FSB’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Under current regulatory guidelines, NetBank, FSB may not make a capital distribution to the Company without prior approval of the Office of Thrift Supervision (“OTS”), the governmental agency that regulates NetBank, FSB. Current guidelines require, among other things, that NetBank, FSB not make an unapproved capital distribution in excess of its current period year-to-date undistributed earnings plus the preceding two years undistributed earnings and in no event make a distribution which would cause NetBank, FSB to be less than adequately capitalized as defined below.

Quantitative measures established by regulation to ensure capital adequacy require NetBank, FSB to maintain minimum amounts and ratios as set forth in the following table. NetBank, FSB’s regulatory agency, the OTS, requires NetBank, FSB to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total capital to risk-weighted assets of 8.0%.  The following table presents information related to NetBank, FSB along with capital requirements mandated by the OTS:

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2005
Total capital (to risk-weighted assets)	$323,247	10.93%	$236,556	8.00%	$295,743	10.00%
Core capital (to adjusted total assets)	$298,172	6.42%	$185,692	4.00%	$232,221	5.00%
Tangible capital (to adjusted total assets)	$298,172	6.42%	$69,666	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$298,172	10.08%	N/A	N/A	$177,483	6.00%
December 31, 2004
Total capital (to risk-weighted assets)	$327,829	11.30%	$232,091	8.00%	$290,114	10.00%
Core capital (to adjusted total assets)	$303,368	6.73%	$180,308	4.00%	$225,385	5.00%
Tangible capital (to adjusted total assets)	$303,368	6.73%	$67,615	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$303,368	10.46%	N/A	N/A	$174,016	6.00%

In addition, subsidiaries engaged in mortgage banking must adhere to various HUD regulatory guidelines including required minimum net worth to maintain their FHA approved lending status.  Failure to comply with the HUD guidelines could result in withdrawal of this certification.  As of March 31, 2005, Market Street and Meritage were in compliance with HUD guidelines.

The Company and its subsidiaries are subject to various other capital requirements by secondary market investors and states.  None of these capital requirements are more stringent than the OTS capital requirements.  Failure to comply with these restrictions could have a material adverse impact on the Company’s results of operations.  At March 31, 2005, all of the capital requirements placed upon the Company and its subsidiaries were met.

Item 3: Quantitative and Qualitative Market Risk

Our principal businesses are retail banking and the origination and purchase of loans and business equipment financing. These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of our assets and liabilities are monetary in nature and fluctuations in interest rates will affect future net interest income and cash flows. This interest rate risk is our primary market risk exposure. For the three months ended March 31, 2005, the only derivative financial instruments that we entered into were associated with hedging activities related to (1) the portfolio of mortgage loans held for sale, (2) the pipeline rate locks, (3) hedging the securitization and sale of loans, (4) the current MSR portfolio and (5) the MSRs that will be created as a byproduct of securitization activities associated with loans held for sale and pipeline of rate locks.  Exposure to market risk is reviewed on a regular basis by management. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 71 of the Company’s 2004 Form 10-K for additional details regarding the Company’s exposure to and management of market risks.

One of the ways NetBank, FSB, like other savings banks, measures interest rate risk is based on a Net Portfolio Value (“NPV”) analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets. The following table sets forth the estimated NetBank, FSB NPV ratios as of March 31, 2005 and December 31, 2004 assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB

Rate shock (in basis points)	As of March 31, 2005	As of December 31, 2004	Minimum as of March 31, 2005
+300	8.40%	7.75%	4.00%
+200	8.69%	8.03%	6.00%
+100	9.25%	8.63%	6.00%
Flat	9.72%	8.96%	6.00%
-100	10.06%	9.19%	6.00%

Minimum ratios for NPV risk are established by the Board of Directors as prudent levels for the respective interest rate scenarios. Lower NPV ratios denote more market rate sensitivity for a given rate scenario.  As of March 31, 2005 the analysis indicates sensitivity to rising market interest rates.  The sensitivities presented in the table above are well within the Board approved limits for these scenarios.  Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

Item 4:  Controls and Procedures

Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, along with other management of the Company, reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, as of the end of the period covered by this report, the disclosure controls and procedures in place at the Company were effective.

Other Control Matters

In response to the material control weakness identified in the Company’s 2004 Form 10-K related to the estimation of the change in fair value of the Company’s portfolio of mortgage loan funding commitments for which the interest rate is locked (“rate locks”), management has implemented the following changes to its internal control structure:

•                  The necessary data and information for estimating the initial and ending fair values of rate locks are now accumulated within a single department;

•                  Analytics are now prepared which compare these changes in fair value to changes in the fair value of offsetting hedges and general changes in interest rates to ensure results are reasonable; and

•                  The Company’s corporate controller is now required to review the process and associated analysis.

The changes to management’s internal control over financial reporting as described above were tested by management during the three months ended March 31, 2005 and were found to be effective.

Except for the changes discussed above, there were no other changes in the Company’s internal control over financial reporting that have materially effected, or are reasonably likely to materially effect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

Illinois Union Insurance Co. v. Commercial Money Center, Inc., et al., Case No. CV-01-0685-KJD-RJJ (District Court of Nevada) and related cases now pending in In re Commercial Money Center, Inc. Equipment Lease Litigation in the United States District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000, the pending bankruptcy proceedings of Commercial Money Center, Inc. and In re Commercial Money Center, Inc., Debtor (Kipperman v. NetBank, FSB), Bankruptcy No. 02-09721; In the United States Bankruptcy Court for the Southern District of California

As reported in previous filings, NetBank, FSB, filed a complaint in January 2002 against Commercial Money Center, Inc. (“CMC”), the originator, seller, and subservicer of equipment leases purchased by NetBank, FSB, and against Illinois Union Insurance Company (“Illinois Union”), Safeco Insurance Company of America (“Safeco”), and Royal Indemnity Company (“Royal,” with Illinois Union, Safeco and Royal, collectively, referred to as the “Sureties”), the insurance companies that issued surety bonds and insurance policies guaranteeing payment of the income stream from the leases and that also served as master servicers of the leases.  The NetBank, FSB action alleges several claims, including claims for breach of contract, fraud, and bad faith, and seeks, among other things, payment under and enforcement of surety bonds and insurance policies issued by the insurance and surety companies.  The Judicial Panel on Multi-District Litigation (the “MDL Judicial Panel”) has consolidated the actions involving NetBank, FSB with more than 35 other cases pending around the country involving other banks and financial institutions that were seeking to enforce surety bonds and insurance policies relating to leases sold by CMC.  All pre-trial activity is currently being held in the United States District Court for the Northern District of Ohio (the “MDL Court”).

As reported in previous filings, NetBank, FSB had joined with the other claimants in a motion for judgment on the pleadings, which motion was filed on January 31, 2003, and is still pending before the MDL Court.  Meanwhile, discovery in the case has been proceeding and fact discovery is now complete.  Amendments to the pleadings are currently due 14 days after the MDL Court rules on the motions for judgment on the pleadings.  NetBank, FSB has prepared an amendment and supplement to its complaint to include additional claims against the Sureties based on discovery adduced and events that have occurred to date and plans to file the amendment prior to the final date fixed by the MDL Court for filing amendments.  Furthermore, NetBank, FSB has withdrawn its motion for judgment on the pleadings and  on March 25, 2005 filed a Motion for Partial Summary Judgment (the “Summary Judgment Motion”) or, in the alternative, a Motion for Suggestion of Remand (the “Remand Motion”).  The Summary Judgment Motion seeks judgment as a matter of law on NetBank, FSB’s breach of contract claims.  The Remand Motion requests that, in lieu of deciding the Summary Judgment Motion, the MDL Court instead suggest to the MDL Judicial Panel that the claims of NetBank, FSB be remanded to the United States District Court for the District of Nevada.  If the Remand Motion is granted, the Nevada court would then decide the Summary Judgment Motion and, if necessary, proceed to trial on any remaining issues of fact. The Sureties have filed oppositions to the Remand Motion, and they have argued that they don’t need to respond to the Summary Judgment Motion until an unspecified date in the future after the MDL Court rules on the pending Consolidated Motion for Judgment on the Pleadings.  NetBank, FSB has filed a motion, currently pending with the MDL Court, to enforce or clarify the briefing schedule so that, if the Remand Motion is denied, the sureties will be required to respond promptly to the Summary Judgment Motion.    The Company believes that based on the overall facts and circumstances, the defenses asserted by the Sureties will fail and that NetBank, FSB will ultimately prevail on its claims.

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

At a status conference on July 15, 2004, the Bankruptcy Court ordered a stay in the bankruptcy proceedings pending a hearing on July 30, 2004.  At that hearing the Bankruptcy Court continued the stay as to all adversary proceedings and requested the parties to attempt to mediate their disputes.  At a status conference on October 1, 2004, the Bankruptcy Court lifted the stay of the adversary proceeding against NetBank, FSB.  A hearing on NetBank, FSB’s and the Trustee’s motions for partial summary judgment was held on December 14, 2004.  On January 27, 2005, the Bankruptcy Court entered its Memorandum Decision granting the Trustee’s motion for partial summary judgment and denying NetBank, FSB’s motion for partial summary judgment.  An order to that effect was entered by the Bankruptcy Court on February 28, 2005.    On April 27, 2005, the Bankruptcy Court entered a judgment conforming to the Memorandum Decision.   The Bankruptcy Court held in the Memorandum Decision that NetBank, FSB was required, but failed, to perfect its security interest in the payment streams that were transferred to it from CMC in the subject transactions and that the subject transactions were loans rather than sales.  NetBank, FSB intends to appeal the decision of the Bankruptcy Court on the motions for partial summary judgment.  In the meantime, the parties to the bankruptcy action have continued to attempt to resolve their disputes and have entered into a Global Settlement Agreement, which is subject to approval by the Bankruptcy Court.  The Global Settlement Agreement would not affect the decision entered by the Bankruptcy Court regarding the motions for partial summary judgment.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

In August 2002, the Board of Directors approved a plan to repurchase up to 1 million shares of the Company’s common stock. The plan was subsequently increased by 1 million shares in October 2002, 2 million shares in January 2003, 1 million shares in April 2004 and 1 million shares in May 2005. As summarized below, repurchase activity for the three months ended March 31, 2005 included 423,726 shares repurchased at a weighted average cost of $9.29 per share.

The table below sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Balance as of December 31, 2004	—	—	—	663,964
January 1 to January 31, 2005	221,600	$9.62	221,600	442,364
February 1 to February 28, 2005	80,100	$9.20	80,100	362,264
March 1 to March 31, 2005	122,026	$8.75	122,026	240,238
Total	423,726	$9.29	423,726

(1)   As of May 1, 2005, 1,180,738 shares remained available for repurchase under current Board authority.

Item 3:  Defaults Upon Senior Securities

                None

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5:  Other Information

                None

Item 6:  Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.

	By:	/s/ Steven F. Herbert
Steven F. Herbert
Dated: May 10, 2005		Chief Financial Executive and Chief Accounting Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	*	Management Incentive Plan, 2005 Plan Year	8-K	000-22361	10.1	5/4/05

31.1		Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended — Chief Executive Officer					X

31.2		Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended — Chief Financial Executive					X

32.1	†	Certification Pursuant to 18 U.S.C. Section 1350 — Chief Executive Officer and Chief Financial Executive					X

*         This exhibit is a management contract, compensatory plan or arrangement.

†          The certification attached as Exhibit 32.1 that accompanies this report is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of NetBank, Inc. under the Securities Act of 1934, as amemded, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.