Form 10-Q
period 2005-06-30
NETBANK INC
filed 2005-08-09
CIK 1035826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

Commission File No. 0-22361

NETBANK, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2224352
(State of incorporation)	(I.R.S. Employer Identification Number)

11475 Great Oaks Way
Suite 100
Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip Code)

(770) 343-6006
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at July 31, 2005
Common Stock, par value $.01	46,318,407

NETBANK, INC.
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

NetBank, Inc.

Consolidated Balance Sheets

(in 000’s except share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$119,108	$104,070
Cash equivalents and federal funds sold	67,279	46,232
Total cash and cash equivalents	186,387	150,302
Investment securities available for sale-at fair value (amortized costs of $659,880 and $702,127, respectively)	659,093	700,295
Stock of Federal Home Loan Bank of Atlanta - at cost	66,172	60,128
Loans held for sale	1,388,495	1,173,779
Loan and lease receivables - net of allowance for credit losses of $25,792 and $24,462, respectively	2,181,089	2,095,832
Mortgage servicing rights — net	176,583	172,819
Accrued interest receivable	13,673	11,513
Furniture, equipment and capitalized software — net	47,186	51,438
Goodwill and other intangibles — net	81,424	79,195
Due from servicers and investors	26,513	52,441
Receivable from unsettled trades	26,171	—
Other assets	101,981	74,439
Total assets	$4,954,767	$4,622,181

Liabilities, minority interests and shareholders’ equity
Liabilities:
Deposits	$2,792,100	$2,639,441
Other borrowed funds	1,470,775	1,311,491
Subordinated debt	32,477	11,857
Accrued interest payable	13,449	10,309
Loans in process	61,473	27,820
Unsettled trades	—	50,543
Representations and warranties	19,037	22,676
Accounts payable and accrued liabilities	155,807	133,562
Total liabilities	4,545,118	4,207,699

Commitments and contingencies — note 11	—	-
Minority interests in affiliates	560	455

Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,820,308 and 52,820,308 shares issued, respectively)	528	528
Additional paid-in capital	432,192	432,132
Retained earnings	41,618	43,849
Accumulated other comprehensive loss, net of taxes of $(299) and $(696), respectively	(488)	(1,136)
Treasury stock, at cost (6,521,901 and 6,292,082 shares, respectively)	(63,236)	(61,087)
Unearned compensation	(1,525)	(259)
Total shareholders’ equity	409,089	414,027
Total liabilities, minority interests and shareholders’ equity	$4,954,767	$4,622,181

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Operations

(unaudited and in 000’s except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest income:
Loans and leases	$53,106	$54,582	$100,959	$102,621
Investment securities	8,879	3,905	17,667	7,871
Short-term investments	516	190	895	370
Total interest income	62,501	58,677	119,521	110,862

Interest expense:
Deposits	15,598	10,684	28,814	22,502
Other borrowed funds	15,961	11,494	28,988	20,112
Total interest expense	31,559	22,178	57,802	42,614
Net interest income	30,942	36,499	61,719	68,248
Provision for credit losses	2,330	1,666	4,681	3,513
Net interest income after provision for credit losses	28,612	34,833	57,038	64,735

Non-interest income:
Mortgage servicing fees	13,192	10,624	25,454	23,633
Amortization of mortgage servicing rights	(11,516)	(9,847)	(22,144)	(18,923)
Recovery (impairment) of mortgage servicing rights	(1,700)	5,813	(1,020)	4,643
Gains (losses) on derivatives	1,845	(2,743)	(944)	(1,542)
Gains on sales of investment securities	1,705	—	4,182	3,169
Service charges and fees	5,092	6,014	9,843	10,037
Gains on sales of loans and mortgage servicing rights	29,932	33,899	54,752	66,213
Other income	2,691	2,826	5,579	5,801
Total non-interest income	41,241	46,586	75,702	93,031

Non-interest expense:
Salaries and benefits	30,094	32,155	61,817	63,082
Customer service	3,396	3,111	6,520	6,024
Marketing	2,366	2,164	5,221	4,423
Data processing	4,412	4,675	8,787	9,166
Depreciation and amortization	6,010	4,833	11,613	9,616
Office expenses	3,002	2,791	5,822	5,471
Occupancy	5,952	5,373	11,853	10,507
Travel and entertainment	1,390	1,386	2,640	2,562
Professional fees	4,815	5,003	8,805	7,913
Prepaid lost interest from curtailments	1,059	1,896	2,083	3,268
Other expenses	3,483	4,589	6,832	7,259
Total non-interest expense	65,979	67,976	131,993	129,291
Income before income taxes	3,874	13,443	747	28,475
Income tax expense	(1,549)	(4,976)	(451)	(10,614)
Net income	$2,325	$8,467	$296	$17,861

Net income per common and potential common shares outstanding:
Basic	$0.05	$0.18	$0.01	$0.38
Diluted	$0.05	$0.18	$0.01	$0.38

Weighted average common and potential common shares outstanding:
Basic	46,116	46,790	46,241	47,020
Diluted	46,492	47,169	46,538	47,568

Dividends declared on common stock per share	$0.02	$0.02	$0.04	$0.04

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited and in 000s)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Common shares
Beginning balance	52,820	52,820	52,820	52,820
Issuance of common shares	—	—	—	—
Ending balance	52,820	52,820	52,820	52,820
Common stock
Beginning balance	$528	$528	$528	$528
Issuance of common stock	—	—	—	—
Ending balance	$528	$528	$528	$528
Paid-in capital
Beginning balance	$432,132	$431,920	$432,132	$432,035
Issuance of treasury stock, net of repurchases	—	109	—	(6)
Unearned compensation from issuance of restricted stock	60	—	60	—
Ending balance	$432,192	$432,029	$432,192	$432,029
Retained earnings
Beginning balance	$40,553	$52,555	$43,849	$44,102
Net income	2,325	8,467	296	17,861
Cash dividends declared	(925)	(938)	(1,851)	(1,879)
Loss on re-issuance of shares of common stock	(335)	(196)	(676)	(196)
Ending balance	$41,618	$59,888	$41,618	$59,888
Accumulated other comprehensive loss
Beginning balance	$(6,738)	$4,992	$(1,136)	$2,742
Realized gain on sale of securities, net of taxes	(1,057)	—	(2,593)	(1,980)
Unrealized gain (loss) on securities, net of taxes	7,307	(6,967)	3,241	(2,737)
Ending balance	$(488)	$(1,975)	$(488)	$(1,975)
Treasury stock, at cost
Beginning balance	$(64,020)	$(56,056)	$(61,087)	$(48,674)
Purchase of shares of common stock for treasury, net of re-issuances	(916)	(3,583)	(3,814)	(10,965)
Unearned compensation from issuance of restricted stock	1,700	—	1,700	—
Employee forfeitures of restricted stock	—	—	(35)	—
Ending balance	$(63,236)	$(59,639)	$(63,236)	$(59,639)
Unearned compensation
Beginning balance	$(195)	$(352)	$(259)	$(383)
Amortization of unearned compensation	105	31	134	62
Unearned compensation from issuance of restricted stock	(1,435)	—	(1,435)	—
Employee forfeitures of restricted stock	—	—	35	—
Ending balance	$(1,525)	$(321)	$(1,525)	$(321)
Total shareholders’ equity	$409,089	$430,510	$409,089	$430,510

Comprehensive income
Net income	$2,325	$8,467	$296	$17,861
Realized gain on sale of securities, net of taxes of $648, $0, $1,589 and $1,214, respectively	(1,057)	—	(2,593)	(1,980)
Unrealized gain (loss) on securities, net of taxes of $(4,478), $4,270, $(1,986) and $1,678, respectively	7,307	(6,967)	3,241	(2,737)
Comprehensive income	$8,575	$1,500	$944	$13,144

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Cash Flows

(unaudited and in 000’s)

	Six months ended June 30,
	2005	2004
Operating activities:
Net income	$296	$17,861
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,613	9,616
Amortization of premiums on investment securities, loan and lease receivables and debt	9,344	5,101
Origination of loans held for sale	(6,229,079)	(7,162,203)
Repurchase of previously sold mortgages	(55,388)	(27,026)
Proceeds from sales of loans held for sale	6,121,074	7,420,302
Net gain on sales of loans and servicing rights	(54,752)	(66,213)
Capitalization of mortgage servicing rights	(9,900)	(68,202)
Proceeds from sale of mortgage servicing rights	964	3,182
Mark-to-market adjustment on mortgage servicing rights	18,193	15,400
Impairment and amortization of mortgage servicing rights	23,164	14,280
Provision for credit losses	4,681	3,513
Amortization of unearned compensation	194	62
Gains on sales of investment securities	(4,182)	(3,169)
Changes in assets and liabilities which provide (use) cash:
(Increase) decrease in accrued interest receivable	(2,160)	788
Decrease (increase) in due from servicers and investors	25,928	(4,715)
(Increase) decrease in other assets	(27,542)	5,126
Increase in accrued interest payable	3,140	786
Increase (decrease) in accounts payable and accrued liabilities	21,848	(1,265)
Increase in loans in process	33,653	21,212
Net cash (used in) provided by operating activities	(108,911)	184,436

Investing activities:
Purchases of available for sale investment securities	(391,472)	(165,156)
Principal repayments on available for sale investment securities	57,179	32,102
Sales and maturities of available for sale investment securities	304,144	14,216
Purchase of Federal Home Loan Bank Stock	(6,044)	(35,370)
Bulk purchase of mortgage servicing rights	(36,395)	—
Origination of loans and leases	(406,554)	(816,970)
Principal repayments on loans and leases	307,136	242,690
Purchases of furniture, fixtures, and equipment	(5,944)	(8,611)
Acquisitions, net of cash acquired	(3,646)	(8,033)
Other investing activities	105	389
Net cash used in investing activities	(181,491)	(744,743)

Financing activities:
Decrease in money market and checking accounts	(135,768)	(6,589)
Increase (decrease) in certificates of deposit	288,427	(84,353)
Proceeds from other borrowed funds	4,189,983	8,689,794
Repayments of other borrowed funds	(4,030,699)	(7,961,841)
Net proceeds from issuance of trust preferred securities	20,620	—
Net purchase of treasury stock	(4,225)	(11,167)
Dividend payments on common stock	(1,851)	(1,879)
Net cash provided by financing activities	326,487	623,965
Net increase in cash and cash equivalents	36,085	63,658
Cash and cash equivalents:
Cash, beginning of period	150,302	33,627
Cash, end of period	$186,387	$97,285

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$54,662	$41,828
Cash paid (refunds received) during the period for income taxes	$476	$(8,362)

See notes to consolidated financial statements.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

In the opinion of management, the unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2004 (“2004 Form 10-K”). The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 2004 amounts have been reclassified for comparability with 2005 amounts.

All dollar figures are presented in thousands (000s), except share and per share data, unless otherwise noted. All of our operations and assets are located within the United States.

Net income per share is presented on a diluted basis, unless otherwise noted.

2.             ACQUISITIONS

During the six months ended June 30, 2005, NPS acquired certain assets or processing contracts of various smaller ATM and merchant processors.  The acquisitions were accounted for as purchases, and as such, approximately $3,553 of amortizable intangibles were recorded.  Consideration for these assets and processing contracts totaled $3,661. The impact of these purchases has been included in the Company’s results of operations from the respective dates of acquisition.

3.             ACCOUNTING POLICIES

Reference is made to our accounting policies described in the notes to consolidated financial statements contained in our 2004 Form 10-K. The Company has followed those policies in preparing this report.

Significant Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Certain of these estimates relate to the Company’s allowance for credit losses; the fair values of loans held for sale, mortgage servicing rights, servicing hedges and the Company’s other hedging instruments; and reserves for estimated losses on representations and warranties provided to purchasers of loans or mortgage servicing rights. Because of the inherent uncertainties associated with any estimation process and due to possible future changes in market and economic conditions that will affect fair values, it is possible that actual future results and realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.

Stock-Based Compensation. The Company accounts for stock options issued under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.   The Company also allows participants to purchase stock under the NetBank, Inc. Employee Stock Purchase Plan (“the Stock Plan”).  The Stock Plan purchases shares of the Company’s common stock from the Company on the last day of each quarter at 85% of the market value on the purchase date.  The following table illustrates the pro forma effects on the results of operations and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation — Transition and Disclosure, to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,325	$8,467	$296	$17,861
Deduct total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,144)	(1,091)	(1,891)	(1,950)
Pro forma net income (loss)	$1,181	$7,376	$(1,595)	$15,911

Earnings per share:
Basic — as reported	$0.05	$0.18	$0.01	$0.38
Basic — pro forma	$0.03	$0.16	$(0.03)	$0.34

Diluted — as reported	$0.05	$0.18	$0.01	$0.38
Diluted — pro forma	$0.03	$0.16	$(0.03)	$0.33

In addition, for the three and six months ended June 30, 2005, pre-tax compensation expense of $165 and $187, respectively, related to restricted stock awards was recognized and included in net income as reported.  For the three and six months ended June 30, 2004, comparable pre-tax compensation expense recognized and included in net income was $31 and $62, respectively.

New Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123r”), Share-Based Payment, which is a revision of SFAS 123. SFAS 123r supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash flows. Generally, the approach to accounting for share-based payments in SFAS 123r is similar to the approach described in SFAS 123, except that SFAS 123r requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. SEC release No. 33-8568 delayed the effective date of SFAS 123r to fiscal years beginning on or after December 15, 2005.  Pursuant to this release, the Company will adopt SFAS 123r on January 1, 2006. We intend to adopt SFAS 123r using the Modified-Prospective Transition provisions of SFAS 123r, which will require financial statement recognition of the fair value of all share-based payments that vest subsequent to adoption. The Company has not determined the impact that this statement will have on its results of operations or financial condition.  Pro forma disclosure will be required for all prior periods presented.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and SFAS No. 3.  APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement, required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of change.  SFAS 154 establishes, unless impracticable retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS 154 if the need for such a change arises after the effective date.

4.             LOAN AND LEASE RECEIVABLES

The Company’s portfolio of loan and lease receivables consists primarily of internally originated 1-4 family first and second mortgage loans, home equity loans, automobile loans and business equipment financing loans and leases.

As of June 30, 2005 and December 31, 2004 the Company had unamortized net premiums on its loan and lease receivables of $35,958 and $33,765, respectively.

The following is a summary of the Company’s loan and lease receivables portfolio:

	As of		As of
	June 30, 2005		December 31, 2004
	Amount	%	Amount	%
First mortgages	$956,329	43.3%	$1,081,676	51.0%
Second mortgages	143,200	6.5%	170,993	8.1%
Leases	377,621	17.1%	356,016	16.8%
Auto	529,455	24.0%	391,934	18.5%
Home equity lines	189,105	8.6%	115,068	5.4%
Consumer	11,171	0.5%	4,607	0.2%
Total	2,206,881	100.0%	2,120,294	100.0%
Less allowance for credit losses	(25,792)		(24,462)
Total	$2,181,089		$2,095,832

Our lease receivables consist primarily of business equipment leases originated and serviced by the NetBank Business Finance division. In addition to originated lease receivables, NetBank, FSB owns a portfolio of purchased lease receivables originated by Commercial Money Center, Inc. (“CMC”). NetBank, FSB is involved in litigation with three insurance companies who are sureties on the purchased leases. Since the second quarter of 2002, the entire portfolio has been on non-accrual status pending outcome of the litigation. During June 2005, the bankruptcy proceedings for CMC resulted in a release to NetBank, FSB of $3,995 of its funds being held by the bankruptcy trustee. The entire amount was applied to principal. NetBank, FSB has filed a claim against CMC and the insurance company sureties for all principal and interest payments that are currently past due, approximately $92,000.  The remaining recorded balance of CMC leases receivable as of June 30, 2005 was $26,960.

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

The following table details the Company’s non-accrual and troubled debt restructurings:

	As of	As of
	June 30, 2005	December 31, 2004
Loan and lease receivables (1)	$32,016	$37,045
Loans held for sale (1)	$23,248	$36,633
Troubled debt restructurings (2)	$155	$210

(1)          All loans and leases over 90 days contractually past due are placed on non-accrual status.

(2)          Includes only those troubled debt restructurings which were less than 90 days past due as of the periods reported. Troubled debt restructurings over 90 days past due have been included in the non-accrual categories.

Non-performing loan and lease receivables as of June 30, 2005 and December 31, 2004 included $26,960 and $31,527, respectively, of non-performing lease receivables related to the CMC lease portfolio.

On average, the Company held approximately $64,087 and $115,148 of restructured and non-accrual loans during the three months ended June 30, 2005 and 2004, respectively. Foregone interest for the three months ended June 30, 2005 and 2004 was approximately $3,467 and $5,873, respectively. Foregone interest for the six months ended June 30, 2005 and 2004 was approximately $7,395 and $11,209, respectively.  The Company had $7,102 and $5,799 in repossessed assets consisting primarily of residential mortgage loan foreclosures at June 30, 2005 and December 31, 2004, respectively.

The following is a summary of the allowance for credit losses:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Beginning balance	$25,075	$44,591	$24,462	$43,689
Provision for credit losses	2,330	1,666	4,681	3,513
Charge-offs:
First mortgages	(8)	—	(8)	(18)
Second mortgages	(527)	(99)	(528)	(234)
Leases	(1,124)	(722)	(2,674)	(1,695)
Auto	(791)	(419)	(1,692)	(743)
Home equity lines	(135)	(132)	(157)	(319)
Consumer	(49)	(25)	(76)	(73)
Total charge-offs	(2,634)	(1,397)	(5,135)	(3,082)
Recoveries:
First mortgages	—	—	1	—
Second mortgages	45	104	87	115
Leases	425	686	873	1,253
Auto	289	267	538	429
Home equity lines	262	116	285	116
Consumer	—	—	—	—
Total recoveries	1,021	1,173	1,784	1,913
Total charge-offs, net	(1,613)	(224)	(3,351)	(1,169)
Ending balance	$25,792	$46,033	$25,792	$46,033

Allowance for credit losses as a percent of average loans and leases	1.2%	2.1%	1.2%	2.3%

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

The segment of the portfolio designated as held for sale is composed of recently produced MSRs that are scheduled for sale and have been allocated to specific forward servicing sales contracts.  The held for sale portfolio is disaggregated for purposes of measuring possible impairments according to the specific forward sales contracts to which the MSR is allocated. For each such risk tranche, the fair value is based upon the allocated forward committed delivery price, which is compared to amortized carrying value for purposes of measuring potential impairment.

The following amounts relate to the Company’s MSR portfolio:

	Available for sale		Held for sale
	June 30,	December 31,	June 30,	December 31,
	2005	2004	2005	2004
Unpaid Principal Balance (“UPB”)	$14,221,167	$12,699,935	$210,658	$193,877
Carrying value	$174,221	$170,651	$2,362	$2,168
Carrying value / UPB	1.23%	1.34%	1.12%	1.12%
Fair value	$174,567	$171,075	$2,362	$2,168
Fair value / UPB	1.23%	1.35%	1.12%	1.12%
Weighted average note rate	5.89%	5.95%	6.51%	6.32%
Weighted average service fee	0.32%	0.33%	0.36%	0.33%
Net basis as multiple	3.83	4.13	3.07	3.36

The following table summarizes changes in the impairment reserve for the Company’s MSRs for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Beginning balance	$64,877	$59,423	$65,557	$58,253
Servicing valuation impairment (recapture)	1,700	(5,813)	1,020	(4,643)
Ending balance	$66,577	$53,610	$66,577	$53,610

7.             DEPOSITS

The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by the Company:

	As of June 30, 2005			As of December 31, 2004
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$323,101	11.6%	—	$285,218	10.8%	—
Interest bearing:
Checking accounts	226,473	8.1%	1.0%	261,588	9.9%	1.0%
Money market	1,019,993	36.5%	2.5%	1,158,529	43.9%	1.9%
Certificate of deposit under $100	1,139,221	40.8%	3.4%	830,996	31.5%	2.9%
Certificate of deposit over $100	83,312	3.0%	3.6%	103,110	3.9%	3.3%
Total deposits	$2,792,100	100.0%		$2,639,441	100.0%

Accrued interest as of June 30, 2005 related to checking, money market and certificates of deposit accounts was $75, $827 and $6,957, respectively.  Accrued interest as of December 31, 2004 related to checking, money market, and certificates of deposit accounts was $66, $607 and $5,426, respectively.  At June 30, 2005 and December 31, 2004, $696 and $764 of overdrawn deposits were classified as loans, respectively.

8.             BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of June 30, 2005 follows:

Type of Borrowing	Year of maturity	Range of stated interest rates		Principal amount outstanding
$25 million line of credit	2005	Fed Funds + 0.25	%*	$—
$75 million master repurchase facility	2005	LIBOR + 1.25	%*	—
$200 million warehouse line of credit	2005	LIBOR + 0.85	%*	146,956
FHLB warehouse line of credit	2005	DRC + 0.50	%*	135,000
FHLB overnight advances	2005	DRC	*	151,000
FHLB advances	2005	1.77 to 6.25%		130,000
FHLB advances	2006	2.04 to 5.63%		260,000
FHLB advances	2007	2.57%		40,000
FHLB advances	2008	1.90%		50,000
FHLB advances	2009	1.80 to 4.64%		215,000
FHLB advances	2010	3.63 to 3.73%		100,000
FHLB advances	2014	1.79 to 2.93%		185,000
Subordinated debt	2032	LIBOR + 3.35	%*	4,382
Subordinated debt	2033	LIBOR + 3.25	%*	4,382
Subordinated debt	2034	LIBOR + 2.85	%*	3,093
Subordinated debt	2034	LIBOR + 3.00	%*	20,620
Repurchase agreement	2005	3.15%		57,819
Total debt				$1,503,252

*              Indicates a variable rate.

The total borrowings available through the Federal Home Loan Bank (“FHLB”) are determined each quarter as 50% of total assets of NetBank, FSB subject to limitations of available collateral. The Company utilizes this line through fixed and convertible term advances, as well as short-term advances, including thirty day and overnight borrowings. Five of the FHLB advances totaling $170,000 are fixed rate. The remaining advances totaling $810,000 are also fixed rate; however, they may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR. The FHLB warehouse line is an adjustable line of credit with a floating rate based on the daily rate credit (“DRC”) plus 50 basis points. This warehouse line can be used to fund mortgages originated by the Company. All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans. At June 30, 2005, we had pledged $550,860 of investment securities and $1.25 billion of mortgage loans to the FHLB as collateral for the various FHLB advances.

The $57,819 repurchase agreement was collateralized by $62,320 of investment securities. This agreement matured in July 2005.

The Company’s subordinated debt is supported by trust preferred securities, which were issued in 2002, 2003 and 2005 in private pooled transactions through off-balance sheet trusts: NBI Trust I, II, III and IV. The subordinated debt and the associated trust preferred securities carry variable rates and were initially priced at LIBOR plus a spread ranging from 2.85% to 3.35% with a cap of 12.5% for fives years after their respective date of issuances. Interest payments and the resetting of the rates both occur on a quarterly basis. The debt is scheduled to mature from December 2032 through December 2034 and cannot be redeemed by the trust for a minimum of five years after issuance.

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line) and the master repurchase facilities are secured by mortgage loans and are subject to restrictive covenants. The covenants include certain minimum net worth requirements, minimum tangible net worth requirements, minimum financial ratios, capital requirements, maintenance of servicer eligibility for various government agencies and certain minimum liquidity requirements, which are all defined in the terms of the related debt agreements. In addition, the covenants restrict the types of business activities in which the Company may engage. The Company was in compliance with or had obtained a waiver for all debt covenants in place as of June 30, 2005. Although management anticipates complying with all current debt covenants, there can be no assurance that the Company or its individual subsidiaries will be able to comply with all debt covenants in the future. Failure to comply could result in the acceleration of the repayment of the related financing.

Short-term debt outstanding reached the highest month-end level during the current quarter on May 31, 2005 with a short-term balance of $853,413. Short-term debt outstanding during the six months ended June 30, 2005 reached the highest month-end level on January 31, 2005 with a short-term balance of $904,254.

9.             NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following table reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three and six months ended June 30, 2005 and 2004.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Six months ended June 30, 2005
Basic EPS	$296	46,241	$0.01
Effect of dilutive securities - option to purchase common shares	—	297	—
Diluted EPS	$296	46,538	$0.01

Six months ended June 30, 2004
Basic EPS	$17,861	47,020	$0.38
Effect of dilutive securities - option to purchase common shares	—	548	—
Diluted EPS	$17,861	47,568	$0.38

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended June 30, 2005
Basic EPS	$2,325	46,116	$0.05
Effect of dilutive securities - option to purchase common shares	—	376	—
Diluted EPS	$2,325	46,492	$0.05

Three months ended June 30, 2004
Basic EPS	$8,467	46,790	$0.18
Effect of dilutive securities - option to purchase common shares	—	379	—
Diluted EPS	$8,467	47,169	$0.18

10.          BUSINESS SEGMENTS

The Company’s principal activities include retail banking, financial intermediary and transaction processing.  The retail banking segment primarily consists of offering consumer banking products such as checking, money market, and certificates of deposit.  The retail banking segment’s investments primarily consist of 1-4 family mortgage loans originated by the financial intermediary segment, small business financing loans and leases originated by the NetBank Business Financing division, auto loans originated by the dealer financial services division, purchased securities for investment, mortgage servicing assets and various other purchased or retained loan products.  The financial intermediary segment originates mortgage loans directly with borrowers and purchases mortgage loans from correspondents and/or brokers.  The financial intermediary segment packages or pools such loans either inclusive or exclusive of servicing rights for retention by the retail banking segment or sale into the secondary market.  The transaction processing segment subservices loans for the retail bank segment, financial intermediary segment and for third-party customers; provides ATM and merchant processing services; and sells various insurance products using an Internet-based platform.

The financial information for each business segment reflects specific identifiable transactions or allocated transactions based on an internal allocation method.  The measurement of the performance of the business segments is based on our management structure and is not necessarily comparable with similar information from any other financial institution. The information presented is also not necessarily indicative of the segment’s operations if they were independent entities.

	For the three months ended June 30, 2005
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$36,843	$25,325	$9	$324	$62,501
Intersegment interest income	16,934	150	(1)	(17,083)	—
Total interest income	53,777	25,475	8	(16,759)	62,501
Interest expense	28,777	2,267	11	504	31,559
Intersegment interest expense	2,245	15,153	6	(17,404)	—
Total interest expense	31,022	17,420	17	(16,900)	31,559
Net interest income	22,755	8,055	(9)	141	30,942
Provision for credit losses	2,316	14	—	—	2,330
Intersegment- servicing and processing fees	—	—	3,435	(3,435)	—
Non-interest income	4,843	31,652	4,733	13	41,241
Non-interest expense	19,375	37,128	7,260	2,216	65,979
Intersegment- servicing and processing expenses	2,480	954	—	(3,434)	—
Pre-tax income (loss)	$3,427	$1,611	$899	$(2,063)	$3,874
Total assets	$4,479,379	$1,568,215	$39,331	$(1,132,158)	$4,954,767

	For the three months ended June 30, 2004
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$29,231	$28,781	$10	$655	$58,677
Intersegment interest income	9,941	55	—	(9,996)	—
Total interest income	39,172	28,836	10	(9,341)	58,677
Interest expense	19,411	2,601	21	145	22,178
Intersegment interest expense	90	9,814	—	(9,904)	—
Total interest expense	19,501	12,415	21	(9,759)	22,178
Net interest income	19,671	16,421	(11)	418	36,499
Provision for credit losses	1,643	23	—	—	1,666
Intersegment- servicing and processing fees	—	—	3,527	(3,527)	—
Non-interest income	12,041	35,715	4,405	(1,541)	50,620
Non-interest expense	22,790	38,918	8,690	1,612	72,010
Intersegment- servicing and processing expenses	2,495	1,032	—	(3,527)	—
Pre-tax income (loss)	$4,784	$12,163	$(769)	$(2,735)	$13,443
Total assets	$5,261,513	$1,627,285	$34,352	$(1,747,386)	$5,175,764

	For the six months ended June 30, 2005
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$72,666	$46,397	$19	$439	$119,521
Intersegment interest income	30,000	2,428	6	(32,434)	—
Total interest income	102,666	48,825	25	(31,995)	119,521
Interest expense	53,217	3,747	31	807	57,802
Intersegment interest expense	4,219	28,773	6	(32,998)	—
Total interest expense	57,436	32,520	37	(32,191)	57,802
Net interest income	45,230	16,305	(12)	196	61,719
Provision for credit losses	4,652	29	—	—	4,681
Intersegment- servicing and processing fees	—	—	6,891	(6,891)	—
Non-interest income	8,685	57,354	9,553	110	75,702
Non-interest expense	38,173	75,528	14,519	3,773	131,993
Intersegment- servicing and processing expenses	5,046	1,844	—	(6,890)	—
Pre-tax income (loss)	$6,044	$(3,742)	$1,913	$(3,468)	$747
Total assets	$4,479,379	$1,568,215	$39,331	$(1,132,158)	$4,954,767

	For the six months ended June 30, 2004
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$54,641	$54,583	$18	$1,620	$110,862
Intersegment interest income	20,317	113	—	(20,430)	—
Total interest income	74,958	54,696	18	(18,810)	110,862
Interest expense	38,137	4,146	45	286	42,614
Intersegment interest expense	243	20,008	—	(20,251)	—
Total interest expense	38,380	24,154	45	(19,965)	42,614
Net interest income	36,578	30,542	(27)	1,155	68,248
Provision for credit losses	3,472	41	—	—	3,513
Intersegment- servicing and processing fees	—	—	7,054	(7,054)	—
Non-interest income	31,236	70,288	8,376	(2,589)	107,311
Non-interest expense	50,131	74,896	15,668	2,876	143,571
Intersegment- servicing and processing expenses	4,875	2,179	—	(7,054)	—
Pre-tax income (loss)	$9,336	$23,714	$(265)	$(4,310)	$28,475
Total assets	$5,261,513	$1,627,285	$34,352	$(1,747,386)	$5,175,764

11.          COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company was servicing or subservicing for the benefit of others 116,320 and 106,781 residential loans with unpaid principal balances aggregating approximately $15.4 billion and $14.0 billion at June 30, 2005 and December 31, 2004, respectively. Mortgagors’ taxes and insurance escrow funds and investors’ principal and interest escrow funds totaled approximately $312,821 and $288,347 as of June 30, 2005 and December 31, 2004, respectively. Loans serviced for others and the related escrow funds are not owned by the Company; however, the majority of the escrow funds are deposited in NetBank, FSB.

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

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of MSRs. Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or MSRs for losses if there has been a breach of representations or warranties.  Repurchased loans are carried at the lower of cost or net realizable value.  As of June 30, 2005 and December 31, 2004, loans held for sale included repurchased loans with a net carrying value of $29,054 and $39,240, respectively.

We are required under GAAP to disclose our maximum exposure under our representations and warranties.  The maximum exposure would be the current unpaid principal balance of any loan we have ever sold, excluding loans sold which specifically excluded our representations and warranties, plus any fee or premium we received for the sale.  Additionally, we potentially could have to refund any fees or premiums we received for the sale of MSRs that are still on the purchasers’ books.  However, since we are not the current servicer for the majority of the loans and MSRs as described above, we cannot determine our maximum exposure.

The Company repurchased approximately $55,388 and $27,026 of unpaid principal balances during the six months ended June 30, 2005 and 2004, respectively. The Company had $19,037 and $22,676 of reserves for estimated losses on future repurchases as of June 30, 2005 and December 31, 2004, respectively.

As of June 30, 2005, the Company had commitments to fund mortgage loans of $1.3 billion, open-end consumer lines of credit of $83,699, undisbursed mortgage construction loans of $72,872, undisbursed leasing commitments of $2,774 and commercial financing commitments of $2,860.

The Company is involved in certain legal proceedings, excluding the CMC litigation, incidental to its business.  The Company does not believe that the outcome of these proceedings will have a material adverse effect upon its financial condition, results of operations or cash flows.

Item 2:                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may include forward-looking statements. Forward-looking statements regarding the intent, belief or current expectations of NetBank, Inc. or its officers and directors can be identified by the use of forward-looking terms such as “believe”, “anticipate”, “estimate”, “expect”, “may”, “will”, “should”, “plan”, “intend”, “project”, or other comparable terminology. Various internal and external factors could cause the Company’s actual results to differ materially from those anticipated by the forward-looking statements. These factors include, but are in no way limited to, 1) the evolving nature of the market for Internet banking and financial services generally; 2) the public’s perception of the Internet as a secure, reliable channel for transactions; 3) the success of new products and lines of business considered critical to the Company’s long-term strategy, such as small business banking and transaction processing services; 4) potential difficulties in integrating the Company’s operations across its multiple lines of business; 5) the cyclical nature of the mortgage banking industry generally; 6) a possible decline in asset quality; 7) changes in general economic or operating conditions which could adversely affect mortgage loan production and sales, mortgage servicing rights, loan delinquency rates and/or loan defaults;  8) the possible adverse effects of unexpected changes in the interest rate environment; 9) adverse legal rulings, particularly in the Company’s litigation over leases originated by Commercial Money Center, Inc.; and/or 10) increased competition and regulatory changes.  The Company’s 2004 Form 10-K, contains additional details on these and other risks that are material to operations. All forward-looking statements in this report are based on information available at the time of filing. Except as required by the federal securities laws, the Company has no obligation to update any forward-looking statement included herein.  Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

In the opinion of management, the unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our 2004 Form 10-K. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 2004 amounts have been reclassified for comparability with 2005 amounts.

All figures are presented in thousands (000s), except share and per share data, unless otherwise noted. All of our operations and assets are located within the United States.

Executive Summary and Future Outlook

For the three months ended June 30, 2005 we recorded net income of $2,325 or $0.05 per share compared to net income of $8,467 or $0.18 per share for the three months ended June 30, 2004, a $6,142 decline.  However, net income of $2,325 for the quarter ended June 30, 2005 is a $4,354 improvement over the quarter ended March 31, 2005, as most of our segments reported stable or improving conditions. This includes consistent net interest income after provision at the retail banking segment, continued strength in the business financing operation within the retail banking segment, better mortgage production and sales volume in the financial intermediary segment and improved revenue margins at the non-conforming mortgage operation within the financial intermediary segment.  Based on current market conditions, we expect the third and fourth quarters of 2005 to more closely resemble the current quarter as opposed to the first quarter of 2005.

Retail Banking. The retail banking segment recorded pre-tax income of $3,427 for the second quarter of 2005 compared to $4,784 in the 2004 period.  The Internet-only banking, leasing and auto operations within the retail banking segment collectively increased their period over period pre-tax income by $1,696 to $5,721. This increase was primarily driven by the $207,356 increase in the average balance of interest earning assets, slightly offset by a 13-basis point decline in net interest income after provision.  However, the improvement in these operations was more than offset by the $3,053 decline in the period over period performance of the retail banking segment’s investment in mortgage servicing rights (“MSRs”).

Financial Intermediary. The financial intermediary segment recorded pre-tax income of $1,611 for the second quarter of 2005, a $10,552 pre-tax decline period over period.  This decline was primarily driven by a $295,045 decline in mortgage sales coupled with severely compressed margins, especially in its non-conforming mortgage operation.

The non-conforming operation within the financial intermediary segment recorded a pre-tax loss of $925 during the current quarter compared to pre-tax income of $4,055 during the same quarter in 2004, a $4,980 decline.  While the non-conforming operation’s pre-tax results period over period declined $4,980, its pre-tax results improved $3,888 from its low point in the first quarter of 2005. The improvement over the first quarter was primarily the result of a 33-basis point increase in the revenue margin coupled with a $98,244 increase in sales of mortgage loans.

The conforming mortgage operation within the financial intermediary segment recorded pre-tax income of $1,817 for the current quarter compared to pre-tax income of $7,573 during the same quarter in 2004.  This decline was primarily the result of a 14% or $384,374 decline in sales of mortgage loans, coupled with a 21-basis point decline in the revenue margin. The decline in margin was centered in our wholesale and correspondent channels as a result of increased industry competition and higher repurchase provision expense.  The locked conforming mortgage pipeline increased to $1.2 billion at June 30, 2005 compared to $1.1 billion at June 30, 2004 and only $755 million at December 31, 2004. The Mortgage Bankers Association of America’s July 2005 forecast for mortgage originations has been revised upward to $2.738 trillion compared to $2.542 trillion at December 31, 2004. While management views this as a positive indication that current competitive pressures could return to historical levels, we caution that there remains a heightened risk that the current increased competitive pressures could persist resulting in lower than expected returns within the mortgage banking operations. Additionally, during recent quarters, we have seen an increase in the frequency and severity of mortgage loan repurchases. Accordingly, we have increased our provisioning to better reflect this higher frequency and severity trend.  It is still uncertain whether this trend will continue or abate. If this trend continues in future periods, it would require us to continue to increase our reserves to cover future losses on the disposition of repurchased loans.

Transaction Processing. The transaction processing segment recorded pre-tax income of $899 compared to a pre-tax loss of $769 in the 2004 period. The increase was primarily driven by strict cost controls at the servicing factory, NetInsurance and expansion of the ATM and merchant processing operation. The servicing factory, which services loans on behalf of the retail banking and financial intermediary segments, should see continued improvement as the number of loans serviced increases, positively impacting its revenues and providing additional leveraging of its fixed cost base, thereby driving down its cost of servicing per loan.

Other/Eliminations. The other/eliminations segment recorded a pre-tax loss of $2,063, which is a $672 improvement over the 2004 period.  The improvement is primarily due to overhead cost controls at the corporate level and a reduction of inter-segment revenue eliminations related to the $296,462 decline in loans sold to the retail banking segment from the financial intermediary segment.

Risk and Contingencies. Reference is made to the discussion under the heading “Risks Relating to NetBank’s Business” in Item 1. Business and to the heading “Future Outlook” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of operations in the 2004 Form 10-K for further information regarding the risks and challenges of our business. Reference is made to note 11 of the notes to consolidated financial statements included in this report and to Item 1. “Legal Proceedings” in Part II of this report for additional discussion of certain risk and contingencies that may affect us.

Financial Condition

General.  Our assets totaled $4.95 billion at June 30, 2005, an increase of $332,586 or 7% from December 31, 2004.  This is primarily the result of increases of $214,716 in loans held for sale and $85,257 in loan and lease receivables.  These increases were partially offset by decreases of $41,202 in investment securities and $25,928 in due from servicers and investors.  The increase in loans held for sale is primarily the result of mortgage loan production of $6.2 billion outpacing sales of mortgage loans of $5.8 billion during the six months ended June 30, 2005. The increase in loan and lease receivables was primarily due to the retention of $91,874 of mortgage loans, primarily second mortgages, and home equity lines of credit (“HELOCs”), $219,216 of auto loans and $92,435 of business equipment financing leases.

Investment Securities.  For the six months ended June 30, 2005, the investment security portfolio decreased by $41,202. This decrease was substantially due to the sale or maturity of $380,858 of securities, primarily Fannie Mae mortgage pool securities, and the receipt of $57,197 of payments on mortgage pool securities. The decrease was offset, in part, by the purchase of $391,472 of new investment securities, primarily Ginnie Mae mortgage pool securities. During the six months ended June 30, 2005, we were able to take advantage of market conditions and replace certain of our Fannie Mae securities with similar yielding Ginnie Mae securities. With only a slight reduction in yield, we also strengthened our risk-weighted capital ratios due to Ginnie Mae securities being zero percent risk-weighted.

The following tables set forth certain information relating to our available for sale securities:

As of June 30, 2005	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. government agency — mortgage pool securities	$550,340	$930	$2,356	$548,914
Collateralized mortgage obligations	66,585	39	276	66,348
Corporate bonds	39,162	868	205	39,825
Habitat bonds and other	3,793	213	—	4,006
Total	$659,880	$2,050	$2,837	$659,093

As of December 31, 2004	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. government agency — mortgage pool securities	$574,495	$—	$3,205	$571,290
Collateralized mortgage obligations	31,572	108	87	31,593
U.S. treasury securities	53,177	865	87	53,955
Corporate bonds	39,150	609	218	39,541
Habitat bonds and other	3,733	183	—	3,916
Total	$702,127	$1,765	$3,597	$700,295

Loans held for sale. As more fully described in note 3 of the notes to the consolidated financial statements included in our 2004 Form 10-K, loans held for sale are carried at the aggregate of the lower of cost or market until sold, typically 30 to 90 days after origination or purchase. The majority of the non-performing loans held for sale consist of loans which have been repurchased under representations and warranties provided to purchasers. Once a loan has been repurchased, it is generally resold at a price less than the repurchase price. Upon repurchase, reserves are transferred from the reserve for representations and warranties to a valuation reserve for repurchased loans to record such loans at estimated net realizable value. At June 30, 2005, the aggregate cost basis of loans held for sale, adjusted for unrealized losses on the hedges, exceeded the aggregate market value by $1,541.  This amount was recorded as a current period reduction of gain on sale of mortgage loans.  At December 31, 2004, the aggregate fair value of loans held for sale exceeded the aggregate cost.  The following tables set forth information regarding our portfolio of loans held for sale:

As of June 30, 2005	Gross UPB	Non- performing	Reserve
Conforming mortgages	$1,026,175	$12,855	$3,701
Non-conforming mortgages	293,141	10,172	4,519
Construction	67,750	221	139
Commercial / recreational	10,212	—	424
Total loans held for sale	$1,397,278	$23,248	$8,783

As of December 31, 2004	Gross UPB	Non- performing	Reserve
Conforming mortgages	$821,422	$23,488	$4,179
Non-conforming mortgages	300,406	12,810	5,293
Construction	54,564	335	140
Commercial / recreational	7,893	—	894
Total loans held for sale	$1,184,285	$36,633	$10,506

The Company, when required to repurchase mortgage loans, bundles such loans in pools and re-sells them, generally at a loss.  The $13,385 decline in non-performing loans held for sale is primarily related to such re-sales of mortgage loans during the three months ended June 30, 2005.  The size of the repurchase inventory, which is primarily comprised of non-performing loans, will vary depending on the timing of the repurchases and the subsequent dispositions.

Loan and Lease Receivables.  For the six months ended June 30, 2005, the loan and lease receivables portfolio increased $85,257 or 4%.  The increase in loan and lease receivables was primarily due to the retention of $91,874 of mortgage loans, $219,216 of auto loans, and $92,435 of business equipment finance leases, partially offset by principal reductions and prepayments of $307,136.  As of June 30, 2005, our portfolio of loan and lease receivables, excluding the CMC lease receivables, consisted of 91% internally originated assets versus 9% of purchased assets. We intend to continue selectively retaining internally originated loans and leases to capitalize on cross-selling opportunities, internally service the assets and more effectively control our credit and interest rate risk.

Asset Quality and Non-performing Assets. We periodically review the performance of our loan and lease receivables portfolio by reviewing charge-offs, delinquency statistics, and various other industry statistics.  Large non-homogeneous credits are reviewed on a loan-by-loan or lease-by-lease basis, whereas relatively small credits with similar risk characteristics are reviewed on a pool-by-pool basis.  If a decline in credit quality for a specific pool or individual loan or lease is noted, we record additional allowance through a charge to the provision for credit losses.  The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio. We determine the adequacy of the allowance based upon reviews of individual loans and leases or pools as applicable, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. Our non-performing assets as a percentage of gross UPB improved from 1.75% at December 31, 2004, to 1.45% at June 30, 2005, as the level of non-performing assets declined by $5,029 and gross UPB increased $86,587 or 4.08%.  During June 2005, the bankruptcy proceedings for CMC resulted in the payment to us of $3,995 of our funds being held by the bankruptcy trustee. The entire amount was applied to UPB. The remaining recorded balance of the CMC lease receivable as of June 30, 2005 was $26,960.  Reference is made to Item 1. “Legal Proceedings” in Part II of this report for additional information related to the Company’s ongoing CMC litigation.

The following tables detail our held for investment loan and lease receivables portfolio, the associated allowance for credit losses, and non-performing assets:

As of June 30, 2005	Gross UPB	Allocated Allowance	(1) Non- performing
First mortgages	$956,329	$3,612	$2,704
Second mortgages	143,200	3,137	362
Leases	350,661	13,682	1,480
Auto	529,455	2,335	297
Home equity lines	189,105	2,913	213
Consumer	11,171	113	—
Loan and lease receivables	2,179,921	25,792	5,056
CMC leases (2)	26,960	—	26,960
Total loan and lease receivables	$2,206,881	$25,792	$32,016

As of December 31, 2004	Gross UPB	Allocated Allowance	(1) Non- performing
First mortgages	$1,081,676	$3,842	$3,232
Second mortgages	170,993	4,451	183
Leases	324,489	13,146	1,532
Auto	391,934	1,593	278
Home equity lines	115,068	1,334	291
Consumer	4,607	96	2
Loan and lease receivables	2,088,767	24,462	5,518
CMC leases (2)	31,527	—	31,527
Total loan and lease receivables	$2,120,294	$24,462	$37,045

(1) Non-performing includes all loans that are 90 days or more contractually past due including loans which have been restructured.  The Company also held $155 and $210 of restructured loans which were performing in accordance with the restructured terms as of June 30, 2005 and December 31, 2004, respectively.

(2) Reference is made to note 4 of the notes to the consolidated financial statements included in this report for additional details regarding the CMC lease portfolio.

Mortgage Servicing Rights.  We intend to retain substantially all of our originated conventional MSRs in order to achieve the necessary critical mass our servicing division requires to become operationally profitable.  During 2005, however, based on market conditions, we chose to sell approximately 70% of our conventional mortgage loan production on a whole loan, servicing-released basis.  We will continue to monitor market conditions and return to retaining a larger percentage of our conventional MSRs if and when the market changes.  For the six months ended June 30, 2005, the value of our MSR portfolio increased $3,764 or 2%.  The increase in value was primarily driven by the purchase of a bulk

$2.5 billion portfolio, which had a capitalized value of $36,395, and the capitalization of $9,900 from the retention of MSRs.  These increases were partially offset by $1,020 of valuation impairment, $22,144 of amortization, and a fair value mark-to-market adjustment of $18,193.  The impairment and mark-to-market adjustments of the MSRs were offset by an increase of $22,495 in the market value of the derivatives portfolio hedging the MSRs.  The change in fair value of the derivative portfolio hedging the MSRs is recorded in other assets.

	As of June 30, 2005	As of December 31, 2004
Fair value	$174,567	$171,075
Weighted average life in years	4.1	4.7

Prepayment speed assumption (annual rate)	18.40%	16.00%
Impact on fair value of 10% adverse change	$(9,054)	$(9,314)
Impact on fair value of 20% adverse change	$(17,040)	$(17,758)

Discount rate	10.22%	10.52%
Impact on fair value of 10% adverse change	$(9,262)	$(4,276)
Impact on fair value of 20% adverse change	$(14,435)	$(8,186)

The sensitivities above are hypothetical and should be used with caution.  As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in the table above, the effect of a variation in a particular assumption on the fair value of the available for sale servicing rights is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.  The analysis above excludes the impact of our hedging activities related to the available for sale servicing rights.

Derivatives. The value of derivatives hedging the MSR portfolio was $32,576 at June 30, 2005 compared to $10,081 at December 31, 2004, an increase of $22,495. The derivatives consist primarily of commitments to purchase mortgage pool securities, options, floors, swaps, swaptions, caps, and floors.  The value of the derivatives hedging the pipeline of MSRs was a loss of $147 compared to a loss of $68 at December 31, 2004.  The value of our loan commitments for which the interest rate is locked (“rate locks”) increased in value to $2,357 compared to $1,687 at December 31, 2004, an increase of $670. Our portfolio of mandatory delivery commitments hedging our rate locks was a loss of $629 compared to loss of $707 at December 31, 2004. Both of these amounts are marked-to-market and reflected in our consolidated statement of operations. The value of the mandatory delivery commitments hedging our inventory of closed loans was a loss of $4,555 compared to a loss of $1,034 at December 31, 2004, a decline of $3,521. Since the mandatory delivery commitments qualify for hedge accounting, this amount was recorded as a basis adjustment to our inventory of mortgage loans held for sale.

Liabilities.  Total liabilities increased $337,419 during the six months ended June 30, 2005.  The increase was primarily related to increases of $152,659 in deposits, $159,284 in other borrowed funds, $20,620 in subordinated debt, $33,653 in loans in process and $22,245 in accounts payable and accrued liabilities.  These increases were used to support the higher levels of loans held for sale and loan and lease receivables.  The increases were partially offset by a $50,543 decline in unsettled trades and a $3,639 decline in the reserve for representations and warranties.

Deposits.  Deposits were $2.79 billion at June 30, 2005, a 6% increase compared to $2.64 billion at December 31, 2004.  As of June 30, 2005, deposits represented 65% of total interest-bearing liabilities (including deposits, other borrowed funds, and subordinated debt) outstanding. Federal Home Loan Bank (“FHLB”) advances, warehouse lines of credit, and repurchase agreements represented approximately 34% in the aggregate, and subordinated debt was only 1%.  We will continue working to deepen our relationships with new and existing customers to expand our deposit base. The following table summarizes our deposits:

	As of June 30, 2005			As of December 31, 2004
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$323,101	11.6%	—	$285,218	10.8%	—
Interest bearing:
Checking accounts	226,473	8.1%	1.0%	261,588	9.9%	1.0%
Money market	1,019,993	36.5%	2.5%	1,158,529	43.9%	1.9%
Certificate of deposit under $100	1,139,221	40.8%	3.4%	830,996	31.5%	2.9%
Certificate of deposit over $100	83,312	3.0%	3.6%	103,110	3.9%	3.3%
Total deposits	$2,792,100	100.0%		$2,639,441	100.0%

Reserve for Representations and Warranties. The reserve for representations and warranties is maintained at a level estimated to be adequate to cover future losses on loans which we may be required to repurchase under representations and warranties provided to purchasers. We establish the reserve for future losses by reducing current period gain on sale of loans.  The reserve declined by $3,639 during the six months ended June 30, 2005.  This decline is primarily attributable to the decline in the volume of loans sold during 2005 and late 2004 compared to the first six months of 2004 and late 2003.  The majority of repurchases occur during the first 24 months following the date of sale.  Recently we have experienced an increase in the frequency and severity related to repurchases; however, it is still uncertain whether this trend will continue or abate.  If the trend continues to increase in future periods, it would require us to continue to provide for losses at higher levels to cover future losses on the disposition of repurchased loans.

Shareholders’ Equity.  Total shareholders’ equity decreased $4,938 for the six months ended June 30, 2005.  The decline is primarily due to a decline of $2,231 in retained earnings coupled with increases of $2,149 in treasury stock and $1,266 of unearned compensation.  The decline in retained earnings is primarily the result of the $296 of net income for the first half of 2005 being more than offset by $1,851 of dividends and $676 of losses on the reissuance of treasury stock.  The increase in treasury stock is the result of the repurchase of 571,391 shares of common stock at a weighted average cost of $9.08 per share offset, in part, by the reissuance of 141,103 shares under the employee stock purchase plan and exercise of employee stock options.  Additionally, we issued 174,910 shares of restricted stock to employees which primarily drove the $1,266 increase in unearned compensation. We will continue to repurchase shares periodically in the public market or through private transactions.  As of June 30, 2005, 1,092,573 shares remained available for repurchase under current Board authorization.

Results of Operations — Three months ended June 30, 2005 compared to the three months ended June 30, 2004

General.  Net income for the three months ended June 30, 2005 was $2,325 or $0.05 per share, compared to net income of $8,467 or $0.18 per share for the same period in 2004.  The current quarter was negatively impacted by an increase in the cost of short-term borrowings, a decline in gains on sales of mortgage loans, and a decline in the change in value of the MSR portfolio net of hedge results. These negative variances were partially offset by an increase in interest income of $3,824 and a decline in non-interest expenses of $1,997.

Interest Income.  Our interest income for the three months ended June 30, 2005 was $62,501 compared to $58,677 for the same period in 2004.  This increase was the result of the average yield increasing by 33 basis points to 5.48% of interest-earning assets coupled with a $10,287 increase in the average balance of interest-earning assets.  Reference is made to the following rate volume variance table for additional detail regarding the changes in interest income.

Interest Expense. Total interest expense for the three months ended June 30, 2005 was $31,559 compared to $22,178 for the same period of 2004.  The $9,381 increase is due to an increase of $49,763 in the average balance of interest-bearing liabilities coupled with an 88-basis point increase in the average cost of funds.  For the three months ended June 30, 2005 compared to same period of 2004, interest expense on deposits increased $4,914 as a result of a 78-basis point increase in the average interest rate paid coupled with a $78,976 increase in the average outstanding balance of deposits.  For the three months ended June 30, 2005, interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $15,961 compared to $11,494 for the same period of 2004.  The $4,467 increase in interest expense related to other borrowed funds is primarily the result of a 101-basis point increase in the average cost of funds.  This increase was slightly offset by a decline of $29,213 in the average outstanding balance.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income was $30,942 or 2.71% of average interest-earning assets for the three months ended June 30, 2005, compared to $36,499 or 3.20% of average interest-earning assets for the three months ended June 30, 2004.  The 49-basis point decline is primarily due to a flattening of the yield curve as recent increases in short-term rates have not carried through to the long end of the yield curve. The rates we pay on our deposits and short-term borrowings is generally related to the short end of the yield curve; whereas the yield we earn on our mortgage loans held for sale is based primarily on the long end of the curve.

The following table details the relative interest rates and average balances of our interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2005 and 2004:

Average Balance		Average Yield / Rate			Interest			Variance attributable to

2005	2004	2005	2004		2005	2004	Variance	Rate	Volume (3)
				Interest-earning assets:
$60,719	$76,187	3.40%	1.00%	Short-term investments	$516	$190	$326	$457	$(131)
774,570	445,432	4.59%	3.51%	Investment securities (1)	8,879	3,905	4,974	1,201	3,773
1,587,778	1,869,731	6.25%	6.00%	Loans held for sale (2)	24,795	28,051	(3,256)	1,147	(4,403)
2,143,076	2,164,506	5.28%	4.90%	Loans and leases receivable (2)	28,311	26,531	1,780	2,063	(283)
4,566,143	4,555,856	5.48%	5.15%	Total interest-earning assets	62,501	58,677	3,824	4,868	(1,044)

				Interest-bearing liabilities:
233,159	238,923	1.34%	1.12%	Checking accounts	783	669	114	133	(19)
1,067,740	1,315,623	2.35%	1.65%	Money market	6,285	5,428	857	2,316	(1,459)
1,007,674	675,051	3.39%	2.72%	Certificates of deposit	8,530	4,587	3,943	1,127	2,816
1,036,872	1,023,186	3.48%	1.89%	Short-term debt	9,031	4,837	4,194	4,075	119
776,677	840,196	3.32%	3.10%	FHLB advances	6,437	6,512	(75)	451	(526)
32,477	11,857	6.07%	4.89%	Subordinated debt	493	145	348	35	313
4,154,599	4,104,836	3.04%	2.16%	Total interest-bearing liabilities	31,559	22,178	9,381	8,137	1,244

—	—	2.44%	2.99%	Net interest margin	30,942	36,499	(5,557)	(3,269)	(2,288)
411,544	451,020	0.27%	0.21%	Interest free sources	—	—	—	—	—
$4,566,143	$4,555,856	2.71%	3.20%	Net interest income to interest-earning assets	$30,942	$36,499	$(5,557)	$(3,269)	$(2,288)

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $2,330 for the three months ended June 30, 2005 compared to $1,666 for the same period of 2004.  The increase in provision relates primarily to the retention of more auto loans, HELOCs, and business financing leases compared to the 2004 period. Reference is made to the heading Financial Condition - “Asset Quality and Non-performing Assets” above for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income. Non-interest income declined $5,345 to $41,241 for the three months ended June 30, 2005 compared to the same period of 2004.  This decline is primarily related to the $3,967 decline in gain on sales of mortgage loans due to a decline in the margin on sales of mortgage loans which reflects increased competitive pressures, especially in the non-conforming, wholesale and correspondent channels.  Current period gain on sales of mortgage loans was also impacted by the need for increased provision for reserves under representations and warranties in response to a recent increase in the frequency and severity of losses on repurchased mortgage loans.  The current period performance of our investment in MSRs resulted in income of $1,850 compared to a gain of $3,070 for the same period of 2004, a $1,220 decline period over period.  The $1,850 of income consists of a $1,700 current period impairment of MSRs offset by derivative gains of $1,845 and gains on the sales of investment securities of $1,705.  Non-interest income increased as the result of an increase in mortgage servicing fees of $2,568 due to the $1.5 billion or 11% increase in the average principal balance underlying the MSR portfolio. This increase was partially offset by a $1,669 increase in amortization of MSRs due to the increase in underlying principal balance.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing, and general and administrative expenses.  Non-interest expense decreased $1,997 or 3% for the three months ended June 30, 2005 compared to the same period of 2004.  This decline was primarily driven by the $2,061 decline in salaries and wages and a $1,106 decline in other expenses. The decline in salary and wages and other expenses was primarily the result of the $930,095 decline in mortgage loan production period over period. These declines were partially offset by increases of $1,177 in depreciation and amortization and $579 in occupancy.  These increases were primarily related to accelerating the amortization of leasehold improvements related to the planned relocation of our Alpharetta and Lake Oswego offices to new facilities and to the general expansion of our operations through the acquisition of GRL mortgage, Beacon Credit Services, and the expansion of the ATM and merchant processing business.

Retail Banking Segment

The table below provides an overview of the pre-tax results of operations for the retail banking segment:

	For the three months ended June 30,
	2005	2004	change
Net interest income	$22,820	$19,750	$3,070
Provision for credit losses	2,316	1,643	673
Net interest income after provision	20,504	18,107	2,397
Gains (losses) on sales of loans	—	(2)	2
Fees, charges and other income	3,597	3,264	333
Total revenues	24,101	21,369	2,732
Total expenses	18,380	17,344	1,036
Pre-tax income before net servicing results	5,721	4,025	1,696
Net servicing results	(2,294)	759	(3,053)
Pre-tax income	$3,427	$4,784	$(1,357)

Average earning assets	$4,496,414	$4,289,058	$207,356
UPB underlying MSRs	$14,593,781	$12,889,546	$1,704,235

Operations to earning assets
Net interest income after provision	1.82%	1.69%	0.13%
Gain on sale, fees, charges and other income	0.32%	0.30%	0.02%
Banking revenues	2.14%	1.99%	0.15%
Total expenses	1.64%	1.62%	0.02%
Pre-tax income before net servicing results	0.50%	0.37%	0.13%

Net servicing results to UPB underlying MSRs	(0.06)%	0.02%	(0.08)%

The retail banking segment recorded pre-tax income of $3,427 this period, a $1,357 decline over the comparable period in 2004. Collectively, the Internet-only banking, leasing and auto operations within the retail banking segment increased their period over period pre-tax income by $1,696 to $5,721. This increase was primarily driven by the $207,356 increase in the average balance of interest earning assets coupled with a 13-basis point increase in net interest income after provision.  During the past twelve months, the retail banking segment retained a higher percentage of auto loans, second-mortgage loans, HELOCs, and business financing leases compared to the first-mortgage loans which dominated the retention activity during late 2003 and early 2004.  These loans and leases generally have a higher risk adjusted yield than the adjustable-rate first-mortgage loans that were previously being retained.  The improvement in these operations was more than offset by the $3,053 decline in the retail banking segment’s net servicing results.

Financial Intermediary Segment

The following table highlights the financial intermediary segment’s pre-tax results:

	For the three months ended June 30,
	2005	2004	change
Net interest income	$7,959	$16,403	$(8,444)
Gain on sales of loans	28,810	35,442	(6,632)
Other income	1,253	(590)	1,843
Net Beacon Credit Services results	(122)	—	(122)
Net MG Reinsurance results	841	535	306
Total revenues	38,741	51,790	(13,049)
Salary and employee benefits	20,883	24,320	(3,437)
Occupancy & Depreciation expense	7,494	7,063	431
Other expenses	8,753	8,244	509
Total expenses	37,130	39,627	(2,497)
Pre-tax income	$1,611	$12,163	$(10,552)

Production	$3,455,499	$3,903,437	$(447,938)
Sales (includes intersegment sales)	$3,138,302	$3,433,347	$(295,045)

Total revenues to sales	1.23%	1.51%	(0.28)%
Total expenses to production	1.07%	1.02%	0.05%
Pre-tax margin	0.16%	0.49%	(0.33)%

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes inter-segment sales to the retail bank segment.

Competitive pressures within the mortgage industry drove the total revenue to sales margin down 28 basis points period over period.  This pressure was most severe in the non-conforming channel which saw its revenue to sales margins decline 50 basis points period over period.  During the current period, the non-conforming channel’s revenue to sales margin improved 33 basis points from a first quarter low of 136 basis points.  Compounding the decline in sales margins, during recent quarters we have seen an increase in the frequency and severity of losses on mortgage loan repurchases in the wholesale and correspondent channels. This trend resulted in increased provision expense during the current quarter. It is still uncertain whether this trend will continue or abate. If this trend continues in future periods, it would require us to continue to increase our provision expense to cover future losses on the disposition of repurchased loans.

Expenses declined by $2,497 to $37,130 for the three months ended June 30, 2005 compared to the same period in 2004.  Expenses in basis points of production increased from 102 basis points to 107 basis points as a result of a $447,938 decline in mortgage loan production providing less leverage over the fixed expense base.

Transaction Processing Segment

The transaction processing segment subservices loans for the retail banking segment, financial intermediary segment and for third party customers; provides ATM and merchant processing services; and sells various insurance products using an Internet-based platform.

The following table highlights the results of operations for the transaction processing segment:

	For the three months ended June 30,
	2005	2004	Change
Total revenue	$6,680	$6,518	$162
Total expenses	5,781	7,287	(1,506)
	$899	$(769)	$1,668

The transaction processing segment recorded pre-tax income of $899, a $1,668 improvement period over period. The significant improvement in pre-tax results was primarily due to the servicing factory reducing its cost by $1,512 or 25% period over period. The servicing factory should continue to see improvement as its number of loans serviced increases during the third quarter with the addition of approximately 14,000 new loans as part of the $2.5 billion bulk acquisition.  Additionally, NetInsurance cut its pre-tax loss to $235, a $447 improvement period over period, by continuing to increase its policies-in-force and cutting expenses.  NPS’s pre-tax income declined by $176; however, its operations continue to expand as its number of ATMs and merchant service terminals increased by 2,113.

Other /Elimination

The other/elimination segment contains the holding company expenses along with the elimination of inter-segment gains and losses on loans sold to the retail banking segment from the financial intermediary segment. The other / elimination segment lost $2,063 for the three months ended June 30, 2005 compared to a loss of $2,735 for the comparable period of 2004.  The $672 improvement was primarily related to strict expense control at the holding company coupled with a reduction of deferred gains related to a decline in inter-segment loan sales.

Results of Operations — Six months ended June 30, 2005 compared to the six months ended June 30, 2004

General.  Net income for the six months ended June 30, 2005 was $296 or $0.01 per share compared to net income of $17,861 or $0.38 per share for the same period in 2004. We capitalized on the favorable interest rate environment during the first six months of 2004 and posted exceptionally strong revenues in our financial intermediary segment.  In contrast, a rising and volatile interest rate environment during the first six months of 2005 adversely impacted the results reported in the financial intermediary segment.  Mortgage production dropped from $7.2 billion to $6.2 billion, while sales of mortgages dropped from $6.6 billion to $5.8 billion comparing the first six months of 2004 to 2005, respectively.  During the first six months of 2005, we experienced considerable margin pressure on sales of mortgage loans in the financial intermediary segment due to increased competition, especially in the non-conforming, wholesale and correspondent channels.   The decline in sales of mortgage loans and compression of the margin on sales of mortgage loans resulted in a decline of $11,461 in gains on sales of mortgage loans period over period.

Interest Income.  Interest income for the six months ended June 30, 2005 was $119,521 compared to $110,862 for the same period in 2004.  This increase was primarily the result of a 31-basis point increase in the average yield on interest-earning assets coupled with a $64,555 increase in the average outstanding balance of interest-earning assets.

Interest Expense. Interest expense for the six months ended June 30, 2005 was $57,802 compared to $42,614 during the same period in 2004.  The $15,188 increase in interest expense is primarily the result of a 72-basis point increase in the average cost of funds coupled with a $67,722 increase in the average outstanding balance of interest-bearing liabilities.  These increases were compounded due to the increase in average interest-bearing liabilities being primarily centered in short-term borrowings which saw a 127-basis point increase in the average cost of funds.  Our deposit base experienced a 39-basis point increase in the average cost while other borrowed funds (including short-term debt, FHLB advances and subordinated debt) experienced a 60-basis point increase.  We will continue to focus on its relationships with new and existing customers as we strive to become our customers’ first choice for all their financial needs, which in-turn should increase our deposit base and lower our cost of funds.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income was $61,719, or 2.8% of average interest-earning assets for the six months ended June 30, 2005, compared to $68,248, or 3.14% of average interest-earning assets for the six months ended June 30, 2004.  The 34-basis point decline is primarily due to a flattening of the yield curve as recent increases in short-term rates have not carried through to the long end of the yield curve. The rates we pay on our deposits and short-term borrowings is generally related to the short end of the yield curve; whereas the yield we earn on our mortgage loans held for sale is based primarily on the long end of the curve.

The following table details the relative interest rates and average balances of our interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2005 and 2004:

Average Balance		Average Yield / Rate			Interest			Variance attributable to

2005	2004	2005	2004		2005	2004	Variance	Rate	Volume (3)
				Interest-earning assets:
81,144	73,852	2.21%	1.00%	Short-term investments	$895	$370	$525	$447	$78
775,102	449,405	4.56%	3.50%	Investment securities (1)	17,667	7,871	9,796	2,382	7,414
1,437,000	1,813,295	6.32%	5.80%	Loans held for sale (2)	45,378	52,569	(7,191)	4,715	(11,906)
2,121,759	2,013,898	5.24%	4.97%	Loans and leases receivable (2)	55,581	50,052	5,529	2,719	2,810
4,415,005	4,350,450	5.41%	5.10%	Total interest-earning assets	119,521	110,862	8,659	10,263	(1,604)

				Interest-bearing liabilities:
232,235	233,020	1.32%	1.18%	Checking accounts	1,527	1,373	154	163	(9)
1,101,006	1,336,270	2.18%	1.70%	Money market	11,998	11,326	672	3,207	(2,535)
933,029	713,578	3.28%	2.75%	Certificates of deposit	15,289	9,803	5,486	1,891	3,595
967,244	821,343	3.22%	1.95%	Short-term debt	15,556	7,994	7,562	5,216	2,346
771,814	849,547	3.26%	2.79%	FHLB advances	12,599	11,832	767	1,996	(1,229)
28,009	11,857	5.95%	4.82%	Subordinated debt	833	286	547	67	480
4,033,337	3,965,615	2.87%	2.15%	Total interest-bearing liabilities	57,802	42,614	15,188	12,540	2,648

—	—	2.54%	2.95%	Net interest margin	61,719	68,248	(6,529)	(2,277)	(4,252)
381,668	384,835	0.26%	0.19%	Interest free sources	—	—	—	—	—
$4,415,005	$4,350,450	2.80%	3.14%	Net interest income to interest-earning assets	$61,719	$68,248	$(6,529)	$(2,277)	$(4,252)

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $4,681 for the six months ended June 30, 2005, compared to $3,513 for the same period of 2004.  The increase in the provision relates primarily to the mix of loans and leases being retained during the six months ended June 30, 2005 compared to the same period in 2004.  During the current period, we retained a higher percentage of auto loans, second-mortgages, HELOCs and business equipment financing leases, which generally provide a higher risk adjusted yield, as compared to the retention of primarily first-mortgage adjustable-rate loans during the 2004 period. Reference is made to the heading Financial Condition - “Asset Quality and

Non-performing Assets” above for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income. Non-interest income declined $17,329 for the six months ended June 30, 2005 compared to the same period of 2004.  This decline was primarily driven by the $11,461 decline in gain on sales of loans due to the $754,654, or 12%, decline in sales of mortgage loans.  The decline in sales was compounded by the decline in margins on sales due to increased competitive pressures, especially in the non-conforming, wholesale and correspondent channels. Current period gain on sales of mortgage loans was also impacted by the need for increased provision for reserves under representations and warranties in response to recent increases in the frequency and severity of losses on repurchased mortgage loans.  The current performance of our investment in MSRs resulted in income of $2,218 compared to income of $6,270 for the same period of 2004, a $4,052 decline period over period.  The $2,218 of income consists of the $1,020 current period impairment of MSRs plus derivative losses of $944, offset by gains on the sales of investment securities of $4,182.  During the first six months of 2004, interest rates began to rise which resulted in a $4,643 recovery of previous impairment of the MSRs coupled with $3,169 of gains on sales of investment securities, offset by $1,542 of derivative losses.  Non-interest income increased as the result of an increase in mortgage servicing fees of $1,821 due to the $1.1 billion, or 8%, increase in the average principal balance underlying the MSR portfolio. This increase was offset by a $3,221 increase in amortization of MSRs due to the same increase in underlying principal balance coupled with higher prepayment speeds.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing, and general and administrative expenses.  Non-interest expense increased $2,702, or 2%, for the six months ended June 30, 2005 compared to the same period of 2004.  The increase was primarily driven by increases of $1,997 in depreciation and amortization, $1,346 in occupancy expense, $892 in professional fees, $798 in marketing expenses and $496 in customer service expenses.  The increase in depreciation and amortization is primarily related to the expansion of our operations through the acquisitions of GRL Mortgage and Beacon Credit Services, coupled with higher amortization expense related to the acquisition of ATM and merchant processing contracts by NPS as it continues to expand.  Depreciation and occupancy were also impacted during the six months ended June 30, 2005 as a result of accelerating the amortization of leasehold improvements related to the planned relocation of our Alpharetta and Lake Oswego offices to new facilities.  These increases were partially offset by decreases of $1,265 in salaries and wages and $1,185 in prepaid lost interest on curtailments.  The decrease in salaries and wages primarily related to the decline in production at the mortgage operations.

Retail Banking Segment

The table below provides an overview of the results of operations for the retail banking segment:

	For the six months ended June 30,
	2005	2004	change
Net interest income	$45,362	$36,739	$8,623
Provision for credit losses	4,652	3,472	1,180
Net interest income after provision	40,710	33,267	7,443
Gains on sales of loans	501	1,061	(560)
Fees, charges and other income	6,924	6,186	738
Total revenues	48,135	40,514	7,621
Total expenses	36,225	32,999	3,226
Pre-tax income before net servicing results	11,910	7,515	4,395
Net servicing results	(5,866)	1,821	(7,687)
Pre-tax income	$6,044	$9,336	$(3,292)

Average earning assets	$4,400,824	$4,222,710	$178,114
Average UPB underlying MSRs	$13,884,514	$12,988,546	$895,968

Operations to earning assets
Net interest income after provision	1.85%	1.58%	0.27%
Gain on sale, fees, charges and other income	0.34%	0.34%	0.00%
Banking revenues	2.19%	1.92%	0.27%
Total expenses	1.65%	1.56%	0.09%
Pre-tax income before net servicing results	0.54%	0.36%	0.18%

Net servicing results to average UPB underlying MSRs	(0.08)%	0.03%	(0.11)%

The retail banking segment recorded pre-tax income of $6,044 in the 2005 period, a $3,292 decline over the comparable period in 2004. Collectively, the Internet-only banking, leasing and auto operations within the retail banking segment increased their period over period pre-tax income by $4,395 to $11,910. This increase was primarily driven by the $178,114 increase in the average balance of interest earning assets coupled with a 27-basis point increase in net interest income after provision.  During the past twelve months, the retail banking segment retained a higher percentage of auto loans, second-mortgage loans, HELOCs, and business financing leases compared to the first-mortgage loans which dominated the retention activity during late 2003 and early 2004.  These loans and leases generally have a higher risk adjusted yield than the adjustable-rate first-mortgage loans that were previously being retained.  The improvement in these operations was more than offset by the $7,687 decline in the retail banking segment’s net servicing results.  During the 2004 period, the net servicing results benefited from increasing long-term rates which allowed for impairment recovery of $4,643 compared to $1,020 of impairment expense during the same period of 2005, a $5,663 decline.

Financial Intermediary

The following table highlights the financial intermediary segment production and sales activities:

	For the six months ended June 30,
	2005	2004	change
Pre-tax results
Net interest income	$16,130	$30,508	$(14,378)
Gain on sales of loans	52,111	67,741	(15,630)
Other income	2,066	1,121	945
Net Beacon Credit Services results	(786)	—	(786)
Net MG Reinsurance results	1,705	1,042	663
Total revenues	71,226	100,412	(29,186)
Salary and employee benefits	43,557	47,111	(3,554)
Occupancy & Depreciation expense	14,570	13,867	703
Other expenses	16,841	15,720	1,121
Total expenses	74,968	76,698	(1,730)
Pre-tax income (loss)	$(3,742)	$23,714	$(27,456)

Production	$6,232,108	$7,162,203	$(930,095)
Sales (includes inter-segment sales)	$5,898,765	$7,204,850	$(1,306,085)

Total revenues to sales	1.21%	1.39%	(0.18)%
Total expenses to production	1.20%	1.07%	0.13%
Pre-tax margin	0.01%	0.32%	(0.31)%

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes inter-segment sales to the retail banking segment.

The interest rate environment during the six months ended June 30, 2004 was much more favorable to mortgage production than the environment during the comparable 2005 quarter.  The loan pipelines of originators throughout the mortgage banking industry were filled, resulting in less pressure on margins, especially in the non-conforming, wholesale and correspondent channels.  This resulted in an 18-basis point decline in the margin on sale of mortgage loans, which coupled with a $1.3 billion, or 18%, decline in sales resulted in a $15,630 decline in gain on sales of loans. Total expenses were down primarily as a result of the $930,095 decline in mortgage loan production.

Transaction Processing Segment

The transaction processing segment subservices loans for the retail banking segment, financial intermediary segment and for third party customers; provides ATM and merchant processing services; and sells various insurance products using an Internet-based platform.

The following table highlights the results of operations for the transaction processing segment for the six months ended June 30, 2005 and 2004:

	2005	2004	Change
Total revenues	$13,422	$12,924	$498
Total expenses	11,509	13,189	(1,680)
Margin	$1,913	$(265)	$2,178

The transaction processing segment recorded pre-tax income of $1,913, a $2,178 improvement period over period.  The improved pre-tax results are primarily due to the servicing factory reducing its cost by $1,808 or 17% period over period. The servicing factory should continue to see improvement as its number of loans serviced increases during the third quarter with the addition of approximately 14,000 new loans as part of the $2.5 billion bulk acquisition.   Additionally, NetInsurance reduced its pre-tax loss to $523, a $744 improvement period over period, by continuing to increase its policies-in-force and cutting expenses.  NPS’s pre-tax income declined by $96; however, its operations continue to expand as its number of ATMs and merchant service terminals increased by 2,113.

Other /Elimination

The other/elimination segment contains the holding company expenses along with the elimination of inter-segment gains and losses on loans sold to the retail banking segment from the financial intermediary segment. The other / elimination segment lost $3,468 for the six months ended June 30, 2005 compared to a loss of $4,310 for the comparable period of 2004.  The $842 improvement was primarily related to strict expense control at the holding company coupled with a reduction of deferred gains related to a decline in inter-segment loan sales.

Critical Accounting Policies

Senior management, in conjunction with the Audit Committee of the Board of Directors, has identified valuation of the MSR portfolio, determination of the allowance for credit losses, liabilities for representations and warranties on loans and MSRs sold and accounting for derivative financial instruments as our most critical accounting policies. These policies were identified as being the most critical based on the SEC’s guidance in identifying them based on whether 1) the accounting estimate required management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and 2) different estimates reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the financial condition or results of operations. Management believes that given current information, its judgments, estimates and assumptions used in these policies are appropriate.  For further information regarding our critical accounting policies, refer to the heading “Critical Accounting Policies” on page 55 of our 2004 Form 10-K.

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

Liquidity and Capital Resources

Liquidity.  The Company’s liquidity, represented by cash and cash equivalents, is a product of our operating, investing, and financing activities.  Our primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, sales or maturities of investment securities and other short-term investments, and funds provided from operations.  While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We can use cash generated through the retail deposit market, our traditional funding source, to offset the cash utilized in investing activities.  Our available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements.  For the six months ended June 30, 2005, we had a net increase in cash and cash equivalents of $36,085 compared to a net increase of $63,658 for the same period of 2004.  The increase in the 2005 period primarily related to increases of $152,659 in deposits and $159,284 in other borrowed funds.  These cash inflows were offset, in part, by increases of $214,716 in loans held for sale and $85,257 in loan and lease receivables.  The large increase in loans held for sale was primarily a function of mortgage loan production of $6.2 billion outpacing sales of mortgage loans of $5.8 billion. As an additional source of funds, we had available under existing line of credit agreements $1.4 billion at June 30, 2005 (see note 8 of the notes to consolidated financial statements included in this report for additional details regarding the available lines of credit).

We use deposits as our principal source of funds.  For the six months ended June 30, 2005, deposits increased by $152,659 to $2.8 billion from $2.6 billion as of December 31, 2004.  Our deposit products include checking, money market and certificates of deposit accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  We are competitive in the types of accounts, services and ranges of interest rates offered on deposit products.  Although market demand generally dictates which deposit maturities and rates will be accepted by the public, we intend to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals.

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

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2005
Total capital (to risk-weighted assets)	$324,056	10.36%	$250,236	8.00%	$312,795	10.00%
Core capital (to adjusted total assets)	$298,264	6.17%	$193,364	4.00%	$241,705	5.00%
Tangible capital (to adjusted total assets)	$298,264	6.17%	$72,512	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$298,264	9.53%	N/A	N/A	$187,784	6.00%
December 31, 2004
Total capital (to risk-weighted assets)	$327,829	11.30%	$232,091	8.00%	$290,114	10.00%
Core capital (to adjusted total assets)	$303,368	6.73%	$180,308	4.00%	$225,385	5.00%
Tangible capital (to adjusted total assets)	$303,368	6.73%	$67,615	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$303,368	10.46%	N/A	N/A	$174,016	6.00%

In addition, subsidiaries engaged in mortgage banking must adhere to various HUD regulatory guidelines including required minimum net worth to maintain their FHA approved lending status.  Failure to comply with the HUD guidelines could result in withdrawal of this certification.  As of June 30, 2005, Market Street and Meritage were in compliance with HUD guidelines.

The Company and its subsidiaries are subject to various other capital requirements by secondary market investors and states.  None of these capital requirements are more stringent than the OTS capital requirements.  Failure to comply with these restrictions could have a material adverse impact on the Company’s results of operations.  At June 30, 2005, all of the capital requirements placed upon the Company and its subsidiaries were met.

Item 3. Quantitative and Qualitative Market Risk

Our principal businesses are retail banking and the origination and purchase of loans and business equipment financing. These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of our assets and liabilities are monetary in nature and fluctuations in interest rates will affect future net interest income and cash flows. This interest rate risk is our primary market risk exposure. For the six months ended June 30, 2005, the only derivative financial instruments that we entered into were associated with our mortgage banking activities, which include (1) the portfolio of mortgage loans held for sale, (2) the pipeline of rate locks, (3) hedging the securitization and sale of loans, (4) the current MSR portfolio and (5) the MSRs that will be created as a byproduct of securitization activities associated with loans held for sale and the pipeline of rate locks.  Exposure to market risk is reviewed on a regular basis by management.

			If interest rates were to
	2005		Increase	Decrease	Increase	Decrease
	Carrying	Estimated	25 basis points		50 basis points
	Amount	Fair Value	Estimated Fair Value		Estimated Fair Value
Assets:
Cash and cash equivalents	$186,387	$186,387	$186,387	$186,387	$186,387	$186,387
Investment securities available for sale	659,093	659,093	653,615	663,948	647,708	668,078
Mortgage loans held for sale	1,388,495	1,389,387	1,384,546	1,393,438	1,379,128	1,397,065
Mandatory delivery commitments	(5,183)	(5,985)	4,353	(14,706)	15,788	(22,342)
Mortgage loan purchase commitments	2,357	2,891	(1,621)	6,315	(6,917)	9,297
Loan and lease receivables-net of allowance for credit losses	2,181,089	2,185,102	2,175,916	2,194,050	2,166,564	2,202,725
Mortgage servicing rights	176,583	179,274	192,054	165,362	203,598	150,686
Swaps, swaptions, caps, floors, corridors and forward purchase commitments hedging mortgage servicing rights available for sale and the pipeline of mortgage servicing rights	32,508	32,508	20,031	47,358	9,980	64,389
Total interest rate sensitive assets	4,621,329	4,628,657	4,615,281	4,642,152	4,602,236	4,656,285
Non-interest rate sensitive assets	333,438	333,438	333,438	333,438	333,438	333,438
Total assets	$4,954,767	$4,962,095	$4,948,719	$4,975,590	$4,935,674	$4,989,723

Liabilities:
Non-interest bearing deposits	$323,101	$318,008	$317,717	$318,319	$317,435	$318,635
Interest bearing deposits	1,246,466	1,148,542	1,143,753	1,153,519	1,139,032	1,158,577
Interest bearing certificates of deposit	1,222,533	1,221,841	1,218,659	1,225,030	1,215,514	1,228,245
Short-term borrowings	640,775	640,593	640,507	640,679	640,420	640,766
Long-term borrowings	830,000	825,649	823,046	828,396	820,529	831,279
Subordinated debt	32,477	32,477	32,477	32,477	32,477	32,477
Total interest rate sensitive liabilities	4,295,352	4,187,110	4,176,159	4,198,420	4,165,407	4,209,979
Non-interest rate sensitive liabilities	249,766	249,206	249,206	249,206	249,206	249,206
Total liabilities	4,545,118	4,436,316	4,425,365	4,447,626	4,414,613	4,459,185

Minority interest	560	560	560	560	560	560
Shareholders’ equity	409,089	525,219	522,794	527,404	520,501	529,978
Total liabilities and shareholders’ equity	$4,954,767	$4,962,095	$4,948,719	$4,975,590	$4,935,674	$4,989,723

The table above shows the carrying values and fair values of our portfolio of assets and liabilities.  Fair values of financial assets and liabilities are estimated using several methods.  The first method is by use of directly observable market prices.  This method applies to most of the loans held for sale and investment securities available for sale which trade in highly liquid markets.  A second method employs the use of market benchmarks.  In this method, a benchmark financial asset or liability is selected which matches many of the characteristics of the financial instrument being evaluated.  The instrument being evaluated is then priced at a spread relative to the benchmark instrument.  This method applies to many loan and lease receivables.  A third method used to estimate the fair value of an instrument employs approximating a spread over a readily available market index or yield curve.  This method is used where no directly observable market exists and no suitable benchmark instrument can be found.  Many deposit accounts are evaluated in this manner.  Based on these fair value estimates, the data indicates that the net fair value of assets and liabilities exceeds that of their associated carrying value.  Most of this excess value is derived from the origination of interest bearing deposits.  Additionally, the table shows the exposure of the portfolio to theoretical instantaneous and parallel changes in market interest rates of 25 and 50 basis points.  These simulated values are created using complex financial models which incorporate many assumptions.  Prudent balance sheet management dictates that changes in value for one instrument should be offset to some extent by another balance sheet instrument.  For example, loans and lease receivables decline in theoretical value by $9.2 million for a 25 basis point increase in rates.  This exposure is mitigated by the duration of interest-bearing deposits having offsetting exposure of $4.8 million, and interest-bearing certificates of deposit with offsetting exposure of $3.2 million.  While most of the risk is balanced out in this manner, the data suggests that the Company benefits in a declining interest rate environment, versus a rising interest rate environment.  This is commonly referred to as a liability sensitive position.  Management carefully manages the exposure to these scenario simulations and many others, which are intended to be broadly representative of the likely future path of interest rates.  In considering the table presented above, it should be noted that, as a simplifying assumption, this analysis assumes that risk exposure is passively rather than actively managed; in other words, the analysis assumes that management does not attempt to alter the balance sheet position to changing interest rate environments.  In practice, however, management closely monitors market exposure levels and actively manages the position.

Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 71 of our 2004 Form 10-K for additional details regarding the Company’s exposure to and management of market risks.

One of the ways NetBank, FSB, like other savings banks, measures interest rate risk is based on a Net Portfolio Value (“NPV”) analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets. The following table sets forth the estimated NetBank, FSB NPV ratios as of June 30, 2005 and December 31 and June 30, 2004 assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB

Rate shock (in basis points)	As of June 30, 2005	As of December 31, 2004	As of June 30, 2004	Minimum as of June 30, 2005
+300	8.13%	7.75%	7.66%	4.00%
+200	8.30%	8.03%	8.19%	6.00%
+100	8.47%	8.63%	8.80%	6.00%
Flat	8.66%	8.96%	9.14%	6.00%
-100	8.89%	9.19%	9.31%	6.00%

Minimum ratios for NPV risk are established by the Board of Directors as prudent levels for the respective interest rate scenarios. Lower NPV ratios denote more market rate sensitivity for a given rate scenario.  As of June 30, 2005 the analysis indicates sensitivity to rising market interest rates.  The sensitivities presented in the table above are within the Board approved limits for these scenarios.  Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

Item 4.  Controls and Procedures

Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial executive (“CFO”).

Objectives of Controls. Disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that as of June 30, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved.

 Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Illinois Union Insurance Co. v. Commercial Money Center, Inc., et al., Case No. CV-01-0685-KJD-RJJ (District Court of Nevada) and related cases now pending in In re Commercial Money Center, Inc. Equipment Lease Litigation in the United States District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000, the pending bankruptcy proceedings of Commercial Money Center, Inc. and In re Commercial Money Center, Inc., Debtor (Kipperman v. NetBank, FSB), Bankruptcy No. 02-09721; In the United States Bankruptcy Court for the Southern District of California

As reported in previous filings, NetBank, FSB, filed a complaint in January 2002 against Commercial Money Center, Inc. (“CMC”), the originator, seller, and subservicer of equipment leases purchased by NetBank, FSB, and against Illinois Union Insurance Company (“Illinois Union”), Safeco Insurance Company of America (“Safeco”), and Royal Indemnity Company (“Royal,” with Illinois Union, Safeco and Royal, collectively, referred to as the “Sureties”), the insurance companies that issued surety bonds and insurance policies guaranteeing payment of the income stream from the leases and that also served as master servicers of the leases.  The NetBank, FSB action alleges several claims, including claims for breach of contract, fraud, and bad faith, and seeks, among other things, payment under and enforcement of surety bonds and insurance policies issued by the Sureties.  The Judicial Panel on Multi-District Litigation (the “MDL Judicial Panel”) has consolidated the actions involving NetBank, FSB with more than 35 other cases pending around the country involving other banks and financial institutions that were seeking to enforce surety bonds and insurance policies relating to leases sold by CMC.  All pre-trial activity is currently being held in the United States District Court for the Northern District of Ohio (the “MDL Court”).

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

At a status conference on July 15, 2004, the Bankruptcy Court ordered a stay in the bankruptcy proceedings pending a hearing on July 30, 2004.  At that hearing the Bankruptcy Court continued the stay as to all adversary proceedings and requested the parties to attempt to mediate their disputes.  At a status conference on October 1, 2004, the Bankruptcy Court lifted the stay of the adversary proceeding against NetBank, FSB.  A hearing on NetBank, FSB’s and the Trustee’s motions for partial summary judgment was held on December 14, 2004.  On January 27, 2005, the Bankruptcy Court entered its Memorandum Decision granting the Trustee’s motion for partial summary judgment and denying NetBank, FSB’s motion for partial summary judgment.  The Bankruptcy Court entered an order to that effect on February 28, 2005.    On April 27, 2005, the Bankruptcy Court entered a judgment conforming to the Memorandum Decision.   On May 20, 2005, the Bankruptcy Court entered an amended judgment conforming to the Memorandum Decision.  The Bankruptcy Court held in the Memorandum Decision that NetBank, FSB was required, but failed, to perfect its security interest in the payment streams that were transferred to it from CMC in the subject transactions and that the subject transactions were loans rather than sales.  Also on May 20, 2005, NetBank, FSB appealed the amended judgment to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals.  On May 25, 2005, NetBank, FSB sought a stay pending appeal of the turnover provisions of the amended judgment from the Bankruptcy Court.  The Bankruptcy Court denied the request for stay on August 1, 2005.  We are considering our response to such denial.  In the meantime, the parties to the bankruptcy action have resolved their disputes and entered into a Global Settlement Agreement, which was approved by the Bankruptcy Court on May 31, 2005.  Pursuant to the Global Settlement Agreement, NetBank, FSB received a settlement payment of approximately $4 million.  In addition, the Global Settlement Agreement provided that NetBank, FSB receive, retroactive to October 1, 2004, 100% of all lease payments made by lessees with respect to the underlying leases that were guaranteed by surety bonds and insurance policies issued by Royal, Safeco and Illinois Union.  Also, NetBank, FSB was relieved of any obligation to share with the Trustee any future proceeds payable to NetBank, FSB by any of the Sureties.  However, the Global Settlement Agreement does not affect the amended judgment that is the subject of the appeal to the Bankruptcy Appellate Panel.

NetBank, FSB intends to vigorously pursue its claims against all the Sureties, including claims for any loss associated with the claims brought by the Trustee against NetBank, FSB.  At this time, the Company is unable to express an opinion as to the likelihood of loss, or the amount or range of potential loss, with regard to this matter.

Clayton v. Commercial Money Center, Inc., Case No. BC 253169 (CA Sup. Ct., Los Angeles County)

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

On April 29, 2004, the plaintiffs served an amended complaint against NetBank, FSB alleging claims for, among other things, violations of another section of the California Financial Code, unfair competition under Section 17200 of the California Business and Professions Code and usury.  On October 26, 2004, the court overruled the defendants’ demurrers to the third amended complaint.  However, on December 13, 2004, the court issued a stay in the action pending a decision by the appeals court on the plaintiffs’ claims that were dismissed without leave to amend.  No discovery has been taken in this case and we expect no resolution of these surviving claims prior to the outcome of plaintiffs’ appeal.    The Company intends to vigorously defend the amended claims in the Clayton action and to pursue recovery against Safeco Insurance Company, Royal Indemnity Company, and Illinois Union Insurance Company in the Company’s existing action against them for any damages and costs incurred in this case.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In August 2002, the Board of Directors approved a plan to repurchase up to 1 million shares of the Company’s common stock. The plan was subsequently increased by 1 million shares in October 2002, 2 million shares in January 2003, 1 million shares in April 2004 and 1 million shares in April 2005. As summarized below, repurchase activity for the three months ended June 30, 2005 included 174,665 shares repurchased at a weighted average cost of $8.45 per share.

The table below sets forth information regarding the repurchase of shares of our common stock during the three months ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Balance as of March 31, 2005	423,726	—	423,726	240,238
April 1 through April 30, 2005	59,500	$8.29	59,500	180,738
May 1 through May 31, 2005	88,165	$8.56	88,165	1,092,573
June 1 through June 30, 2005	—	—	—	1,092,573

Total	571,391	$8.45	571,391

(1) As of August 1, 2005, 1,092,573 shares remained available for repurchase under current Board authority.

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Board of Directors is divided into three classes that serve staggered three-year terms.  At the 2005 Annual Meeting of Shareholders of NetBank, Inc. held on April 28, 2005, the shareholders elected the following persons to the Company’s Board of Directors.  Ms. Ghiglieri and Messrs. Freeman and Heard were elected to serve until the 2008 Annual Meeting of Shareholders, or until his or her successor is elected and qualified, by the votes indicated below:

Name	For	Withheld

J. Stephen Heard	40,617,533	846,406
Douglas K. Freeman	40,524,986	938,953
Catherine A. Ghiglieri	40,614,650	849,289

Directors continuing in office until the 2006 Annual Meeting of Shareholders are Robin C. Kelton, Thomas H. Muller, Jr., David W. Johnson, Jr., and Tamara L. Adler.  Directors continuing in office until the 2007 Annual Meeting of Shareholders are Stuart M. Cable, Joel A. Smith, III and Eula L. Adams.  The vacancy resulting from the resignation effective April 29, 2005 of T. Stephen Johnson, whose term as director would have continued until the 2007 Annual Meeting of Shareholders, has not been filled.

Also at the 2005 Annual Meeting of Shareholders, the shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2005 by the votes indicated below:

For	Against	Abstained

40,832,101	622,361	9,477

Item 5.  Other Information

                None.

Item 6.  Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report, unless otherwise provided in the index to exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.

	By:	/s/ Steven F. Herbert
Steven F. Herbert
Dated: August 9, 2005		Chief Finance Executive (Chief Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference

Exhibit Number		Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

31.1		Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended — Chief Executive Officer					X

31.2		Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended — Chief Financial Executive					X

32.1	†	Certification Pursuant to 18 U.S.C. Section 1350 — Chief Executive Officer and Chief Financial Executive					X

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