Form 10-Q
period 2005-09-30
NETBANK INC
filed 2005-11-14
CIK 1035826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at October 31, 2005
Common Stock, par value $.01	46,359,564

NETBANK, INC.
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

NetBank, Inc.

Consolidated Balance Sheets

(in 000s except share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$189,930	$104,070
Cash equivalents and federal funds sold	112,390	46,232
Total cash and cash equivalents	302,320	150,302
Investment securities available for sale-at fair value (amortized costs of $691,235 and $702,127, respectively)	681,420	700,295
Stock of Federal Home Loan Bank of Atlanta - at cost	69,952	60,128
Loans held for sale	1,459,717	1,173,779
Loan and lease receivables - net of allowance for credit losses of $26,730 and $24,462, respectively	2,145,023	2,095,832
Mortgage servicing rights—net	193,798	172,819
Accrued interest receivable	16,113	11,513
Furniture, equipment and capitalized software—net	49,004	51,438
Goodwill and other intangibles—net	81,131	79,195
Due from servicers and investors	26,837	52,441
Other assets	89,998	74,439
Total assets	$5,115,313	$4,622,181

Liabilities, minority interests and shareholders’ equity
Liabilities:
Deposits	$3,007,143	$2,639,441
Other borrowed funds	1,444,018	1,311,491
Subordinated debt	32,477	11,857
Accrued interest payable	16,684	10,309
Loans in process	59,122	27,820
Unsettled trades	—	50,543
Representations and warranties	21,275	22,676
Accounts payable and accrued liabilities	132,250	133,562
Total liabilities	4,712,969	4,207,699

Commitments and contingencies—note 11	—	—
Minority interests in affiliates	561	455

Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,820,308 and 52,820,308 shares issued, respectively)	528	528
Additional paid-in capital	432,202	432,132
Retained earnings	39,180	43,849
Accumulated other comprehensive loss, net of taxes of $(3,723) and $(696), respectively	(6,092)	(1,136)
Treasury stock, at cost (6,462,108 and 6,292,082 shares, respectively)	(62,628)	(61,087)
Unearned compensation	(1,407)	(259)
Total shareholders’ equity	401,783	414,027
Total liabilities, minority interests and shareholders’ equity	$5,115,313	$4,622,181

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Operations

(unaudited and in 000s except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest income:
Loans and leases	$58,092	$57,481	$159,051	$160,102
Investment securities	8,502	5,697	26,169	13,568
Short-term investments	662	314	1,557	684
Total interest income	67,256	63,492	186,777	174,354

Interest expense:
Deposits	20,178	11,862	48,992	34,364
Other borrowed funds	16,848	13,513	45,836	33,625
Total interest expense	37,026	25,375	94,828	67,989
Net interest income	30,230	38,117	91,949	106,365
Provision for credit losses	2,708	469	7,389	3,982
Net interest income after provision for credit losses	27,522	37,648	84,560	102,383

Non-interest income:
Mortgage servicing fees	13,292	12,727	38,746	38,058
Amortization of mortgage servicing rights	(12,729)	(9,499)	(34,873)	(28,422)
Recovery (impairment) of mortgage servicing rights	4,244	(15,031)	3,224	(10,388)
Gains (losses) on derivatives	795	7,272	(149)	5,730
Gains on sales of investment securities	—	2,248	4,182	5,417
Service charges and fees	5,296	4,713	15,139	13,052
Gains on sales of loans and mortgage servicing rights	28,070	27,755	82,822	93,968
Other income	2,180	3,204	7,759	9,005
Total non-interest income	41,148	33,389	116,850	126,420

Non-interest expense:
Salaries and benefits	30,832	31,730	92,649	94,812
Customer service	3,596	3,383	10,116	9,407
Marketing	4,476	2,551	9,697	6,974
Data processing	4,318	4,722	13,105	13,888
Depreciation and amortization	6,080	5,098	17,693	14,714
Office expenses	3,600	2,938	9,422	8,409
Occupancy	6,558	5,770	18,411	16,277
Travel and entertainment	1,583	1,100	4,223	3,662
Professional fees	4,471	2,806	13,276	10,719
Prepaid lost interest from curtailments	1,262	906	3,345	4,174
Other expenses	3,924	3,532	10,756	10,791
Total non-interest expense	70,700	64,536	202,693	193,827
(Loss) income before income taxes	(2,030)	6,501	(1,283)	34,976
Income tax benefit (expense)	659	(2,486)	208	(13,100)
Net (loss) income	$(1,371)	$4,015	$(1,075)	$21,876

Net (loss) income per common and potential common shares outstanding:
Basic	$(0.03)	$0.09	$(0.02)	$0.47
Diluted	$(0.03)	$0.09	$(0.02)	$0.46

Weighted average common and potential common shares outstanding:
Basic	46,119	46,846	46,201	46,962
Diluted	46,119	47,156	46,201	47,431

Dividends declared on common stock per share	$0.02	$0.02	$0.06	$0.06

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited and in 000s)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Common shares
Beginning balance	52,820	52,820	52,820	52,820
Issuance of common shares	—	—	—	—
Ending balance	52,820	52,820	52,820	52,820
Common stock
Beginning balance	$528	$528	$528	$528
Issuance of common stock	—	—	—	—
Ending balance	$528	$528	$528	$528
Paid-in capital
Beginning balance	$432,192	$432,029	$432,132	$432,035
Issuance of treasury stock, net of repurchases	—	(317)	—	(323)
Unearned compensation from issuance of restricted stock	10	—	70	—
Ending balance	$432,202	$431,712	$432,202	$431,712
Retained earnings
Beginning balance	$41,618	$59,888	$43,849	$44,102
Net income	(1,371)	4,015	(1,075)	21,876
Cash dividends declared	(923)	(939)	(2,774)	(2,818)
Loss on re-issuance of shares of common stock	(144)	(46)	(820)	(242)
Ending balance	$39,180	$62,918	$39,180	$62,918
Accumulated other comprehensive (loss) income
Beginning balance	$(488)	$(1,975)	$(1,136)	$2,742
Realized gain on sale of securities, net of taxes	—	(1,416)	(2,593)	(3,396)
Unrealized (loss) gain on securities, net of taxes	(5,604)	4,811	(2,363)	2,074
Ending balance	$(6,092)	$1,420	$(6,092)	$1,420
Treasury stock, at cost
Beginning balance	$(63,236)	$(59,639)	$(61,087)	$(48,674)
Purchase of shares of common stock for treasury, net of re-issuances	608	708	(3,200)	(10,257)
Unearned compensation from issuance of restricted stock	—	—	1,700	—
Employee forfeitures of restricted stock	—	—	(41)	—
Ending balance	$(62,628)	$(58,931)	$(62,628)	$(58,931)
Unearned compensation
Beginning balance	$(1,525)	$(321)	$(259)	$(383)
Amortization of unearned compensation	118	31	246	93
Unearned compensation from issuance of restricted stock	—	—	(1,435)	—
Employee forfeitures of restricted stock	—	—	41	—
Ending balance	$(1,407)	$(290)	$(1,407)	$(290)
Total shareholders’ equity	$401,783	$437,357	$401,783	$437,357

Comprehensive income
Net (loss) income	$(1,371)	$4,015	$(1,075)	$21,876
Realized gain on sale of securities, net of taxes of $0, $762, $1,396 and $1,829, respectively	—	(1,416)	(2,593)	(3,396)
Unrealized (loss) gain on securities, net of taxes of $3,018, $(2,591), $1,272 and $(1,117), respectively	(5,604)	4,811	(2,363)	2,074
Comprehensive (loss) income	$(6,975)	$7,410	$(6,031)	$20,554

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Cash Flows

(unaudited and in 000s)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net (loss) income	$(1,075)	$21,876
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,693	14,714
Amortization of premiums on investment securities, loan and lease receivables and debt	14,648	5,101
Origination of loans held for sale	(10,060,223)	(9,729,806)
Repurchase of previously sold mortgages	(98,031)	(70,455)
Proceeds from sales of loans held for sale	9,954,185	10,555,455
Net gain on sales of loans and servicing rights	(82,822)	(93,968)
Capitalization of mortgage servicing rights	(17,049)	(48,690)
Proceeds from sale of mortgage servicing rights	833	4,356
Mark-to-market adjustment on mortgage servicing rights	(1,679)	(1,424)
Impairment and amortization of mortgage servicing rights	31,649	38,810
Provision for credit losses	7,389	3,982
Amortization of unearned compensation	316	93
Gains on sales of investment securities	(4,182)	(5,417)
Changes in assets and liabilities which provide (use) cash:
(Increase) decrease in accrued interest receivable	(4,600)	3,654
Decrease (increase) in due from servicers and investors	25,604	(76,925)
Increase in other assets	(15,559)	(19,596)
Increase in accrued interest payable	6,375	906
Increase in accounts payable and accrued liabilities	1,625	6,016
Increase in loans in process	31,302	16,806
Net cash (used in) provided by operating activities	(193,601)	625,488

Investing activities:
Purchases of available for sale investment securities	(457,128)	(315,411)
Principal repayments on available for sale investment securities	91,363	37,817
Sales and maturities of available for sale investment securities	330,315	290,835
Purchase of Federal Home Loan Bank stock	(9,824)	(6,955)
Bulk purchase of mortgage servicing rights	(35,181)	—
Origination of loans and leases	(584,719)	(1,215,724)
Principal repayments on loans and leases	513,562	537,320
Proceeds from sales of loans and leases	—	346,039
Purchases of furniture, fixtures, and equipment	(13,035)	(11,975)
Acquisitions, net of cash acquired	(4,160)	(16,424)
Other investing activities	106	450
Net cash used in investing activities	(168,701)	(354,028)

Financing activities:
Decrease in money market and checking accounts	(142,081)	(1,664)
Increase in certificates of deposit	509,783	206,946
Proceeds from other borrowed funds	6,843,083	11,826,643
Repayments of other borrowed funds	(6,710,556)	(12,092,370)
Net proceeds from issuance of subordinated notes	20,620	—
Net purchase of treasury stock	(3,755)	(12,414)
Dividend payments on common stock	(2,774)	(2,818)
Net cash provided by (used in) financing activities	514,320	(75,677)
Net increase in cash and cash equivalents	152,018	195,783
Cash and cash equivalents:
Cash, beginning of period	150,302	33,627
Cash, end of period	$302,320	$229,410

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$88,453	$67,203
Cash paid (refunds received) during the period for income taxes	$162	$(8,869)

See notes to consolidated financial statements.

NETBANK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005
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

Net (loss) income per share is presented on a diluted basis, unless otherwise noted.

2.             ACQUISITIONS

During the nine months ended September 30, 2005, NPS acquired certain assets or processing contracts of various smaller ATM and merchant processors.  The acquisitions were accounted for as purchases, and as such, approximately $3,569 of amortizable intangibles were recorded.  Consideration for these assets and processing contracts totaled $3,707. On July 8, 2005, Market Street acquired 27 retail branch offices and certain associated assets of Major Mortgage, a mortgage banking business, pursuant to an asset purchase agreement. The consideration paid, including transaction costs, was approximately $1,885.  The acquisition was accounted for as a purchase, and as such, approximately $167 of goodwill, including transaction costs, was recorded. On July 29, 2005, Market Street acquired 3 retail branch offices and certain associated assets of Pine State Mortgage, a mortgage banking business, pursuant to an asset purchase agreement. The consideration paid, including transaction costs, was approximately $150.  The acquisition was accounted for as a purchase, and as such, approximately $2 of goodwill, including transaction costs, was recorded. The impact of these purchases has been included in the Company’s results of operations from the respective dates of acquisition.

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

Stock-Based Compensation. The Company accounts for stock options issued under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.   The Company also allows participants to purchase stock under the NetBank, Inc. Employee Stock Purchase Plan (“the Stock Plan”).  The Stock Plan purchases shares of the Company’s common stock from the Company on the last day of each quarter at 85% of the market value on the purchase date.  The following table illustrates the pro forma effects on the results of operations and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net (loss) income, as reported	$(1,371)	$4,015	$(1,075)	$21,876
Deduct total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(837)	(1,198)	(2,829)	(3,160)
Pro forma net (loss) income	$(2,208)	$2,817	$(3,904)	$18,716

(Loss) earnings per share:
Basic—as reported	$(0.03)	$0.09	$(0.02)	$0.47
Basic—pro forma	$(0.05)	$0.06	$(0.08)	$0.40

Diluted—as reported	$(0.03)	$0.09	$(0.02)	$0.46
Diluted—pro forma	$(0.05)	$0.06	$(0.08)	$0.39

In addition, for the three and nine months ended September 30, 2005, pre-tax compensation expense of $128 and $316, respectively, related to restricted stock awards was recognized and included in net loss as reported.  For the three and nine months ended September 30, 2004, comparable pre-tax compensation expense recognized and included in net income was $31 and $93, respectively.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and SFAS Statement No. 3.  APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of change.  SFAS 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS 154 if the need for such a change arises after the effective date.

In June 2005, the FASB ratified the Emerging Issues Task Forces’ Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (“Issue 05-06”).  Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase.  The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in 2006.  We do not believe the adoption of Issue 05-06 will have a material impact on our financial position, results of operations or cash flows.

4.             LOAN AND LEASE RECEIVABLES

The Company’s portfolio of loan and lease receivables consists primarily of internally originated 1-4 family first and second mortgage loans, home equity loans, automobile loans, business equipment financing leases, marine and recreational vehicle loans.

As of September 30, 2005 and December 31, 2004 the Company had unamortized net premiums on its loan and lease receivables of $35,812 and $33,765, respectively. The following is a summary of the Company’s loan and lease receivables portfolio:

	As of September 30, 2005		As of December 31, 2004
	Amount	%	Amount	%
First mortgages	$878,329	40.4%	$1,081,676	51.0%
Second mortgages	127,416	5.9%	170,993	8.1%
Leases	387,360	17.8%	356,016	16.8%
Auto	592,391	27.4%	391,934	18.5%
Home equity lines	155,134	7.1%	115,068	5.4%
Consumer	31,123	1.4%	4,607	0.2%
Total	2,171,753	100.0%	2,120,294	100.0%
Less allowance for credit losses	(26,730)		(24,462)
Total	$2,145,023		$2,095,832

Our lease receivables consist primarily of business equipment leases originated and serviced by the NetBank Business Finance division. In addition to originated lease receivables, NetBank, FSB owns a portfolio of purchased lease receivables originated by Commercial Money Center, Inc. (“CMC”). NetBank, FSB is involved in litigation with three insurance companies who are sureties on the purchased receivables. Since the second quarter of 2002, the entire portfolio has been on non-accrual status pending the outcome of the litigation. During June 2005, the bankruptcy proceedings for CMC resulted in a release to NetBank, FSB of $3,995 of its funds being held by the bankruptcy trustee. The entire amount was applied to principal. NetBank, FSB has filed a claim against CMC and the insurance company sureties for all principal and interest payments that are currently past due, approximately $91,000. The remaining recorded balance of CMC leases receivable as of September 30, 2005 was $26,435.

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

The following table details the Company’s non-accrual and troubled debt restructurings:

	As of	As of
	September 30, 2005	December 31, 2004
Loan and lease receivables(1)	$32,916	$37,045
Loans held for sale(1)	$27,432	$36,633
Troubled debt restructurings(2)	$2,129	$210

(1)          All loans and leases over 90 days contractually past due are placed on non-accrual status.

(2)          Includes only those troubled debt restructurings which were less than 90 days past due as of the periods reported. Troubled debt restructurings over 90 days past due have been included in the non-accrual categories.

Non-performing loan and lease receivables as of September 30, 2005 and December 31, 2004 included $26,435 and $31,527, respectively, of non-performing lease receivables related to the CMC lease portfolio.

On average, the Company held approximately $57,806 and $123,580 of restructured and non-accrual loans during the three months ended September 30, 2005 and 2004, respectively. Foregone interest for the three months ended September 30, 2005 and 2004 was approximately $834 and $1,661, respectively. Foregone interest for the nine months ended September 30, 2005 and 2004 was approximately $2,832 and $4,600, respectively.  The Company had $7,963 and $5,799 in repossessed assets consisting primarily of residential mortgage loan foreclosures at September 30, 2005 and December 31, 2004, respectively.

The following is a summary of the allowance for credit losses:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Beginning balance	$25,792	$46,033	$24,462	$43,689
Provision for credit losses	2,708	469	7,389	3,982
Charge-offs:
First mortgages	(14)	—	(22)	(18)
Second mortgages	(136)	(409)	(664)	(643)
Leases	(1,491)	(1,048)	(4,165)	(2,743)
Auto	(1,180)	(688)	(2,872)	(1,431)
Home equity lines	(143)	(100)	(300)	(419)
Consumer	(13)	(28)	(89)	(101)
Total charge-offs	(2,977)	(2,273)	(8,112)	(5,355)
Recoveries:
First mortgages	6	—	7	—
Second mortgages	10	191	97	306
Leases	779	573	1,652	1,826
Auto	350	305	888	734
Home equity lines	62	8	347	124
Consumer	—	—	—	—
Total recoveries	1,207	1,077	2,991	2,990
Total charge-offs, net	(1,770)	(1,196)	(5,121)	(2,365)
Ending balance	$26,730	$45,306	$26,730	$45,306

Allowance for credit losses as a percent of average loans and leases	1.2%	2.0%	1.2%	2.2%

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

The following amounts relate to the Company’s MSR portfolio:

	Available for sale		Held for sale
	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004
Unpaid Principal Balance (“UPB”)	$13,600,374	$12,699,935	$249,597	$193,877
Carrying value	$191,167	$170,651	$2,631	$2,168
Carrying value / UPB	1.41%	1.34%	1.05%	1.12%
Fair value	$191,648	$171,075	$2,631	$2,168
Fair value / UPB	1.41%	1.35%	1.05%	1.12%
Weighted average note rate	5.89%	5.95%	6.47%	6.32%
Weighted average service fee	0.32%	0.33%	0.36%	0.33%
Net basis as multiple	4.39	4.13	2.96	3.36

The following table summarizes changes in the impairment reserve for the Company’s MSRs for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Beginning balance	$66,577	$53,609	$65,557	$58,252
Servicing valuation (recovery) impairment	(4,244)	15,031	(3,224)	10,388
Ending balance	$62,333	$68,640	$62,333	$68,640

7.             DEPOSITS

The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by the Company:

	As of September 30, 2005			As of December 31, 2004
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$345,938	11.5%	—	$285,218	10.8%	—
Interest bearing:
Checking accounts	230,081	7.7%	1.0%	261,588	9.9%	1.0%
Money market	987,235	32.8%	2.9%	1,158,529	43.9%	1.9%
Certificate of deposit under $100	1,359,131	45.2%	3.7%	830,996	31.5%	2.9%
Certificate of deposit over $100	84,758	2.8%	3.8%	103,110	3.9%	3.3%
Total deposits	$3,007,143	100.0%		$2,639,441	100.0%

Accrued interest as of September 30, 2005 related to checking, money market and certificates of deposit accounts was $74, $863 and $10,189, respectively.  Accrued interest as of December 31, 2004 related to checking, money market, and certificates of deposit accounts was $66, $607 and $5,426, respectively.  At September 30, 2005 and December 31, 2004, $683 and $764 of overdrawn deposits were classified as loans, respectively.

8.             BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of September 30, 2005 follows:

Type of borrowing	Year of maturity	Range of stated interest rates		Principal amount outstanding
$25 million line of credit	2005	Fed Funds + 0.25%	*	$—
$75 million master repurchase facility	2005	LIBOR + 1.25%	*	—
$200 million warehouse line of credit	2005	LIBOR + 0.85%	*	36,400
FHLB warehouse line	2005	DRC + 0.50%	*	167,500
FHLB overnight facility	2005	DRC	*	232,500
FHLB advances	2005	6.02 to 6.25%		90,000
FHLB advances	2006	2.04 to 5.63%		310,000
FHLB advances	2007	2.57%		40,000
FHLB advances	2009	1.94 to 4.64%		175,000
FHLB advances	2010	3.63 to 3.97%		150,000
FHLB advances	2014	1.79 to 2.93%		185,000
Subordinated debt	2032	LIBOR + 3.35%	*	4,382
Subordinated debt	2033	LIBOR + 3.25%	*	4,382
Subordinated debt	2034	LIBOR + 2.85%	*	3,093
Subordinated debt	2034	LIBOR + 3.00%	*	20,620
Repurchase agreement	2005	3.60%		57,618
Total debt				$1,476,495

*              Indicates a variable rate.

The total borrowings available through the Federal Home Loan Bank (“FHLB”) are determined each quarter as 50% of total assets of NetBank, FSB subject to limitations of available collateral. The Company utilizes this line through fixed and convertible term advances, as well as short-term advances, including thirty day and overnight borrowings. Four of the FHLB advances totaling $130,000 are fixed rate. The remaining advances totaling $820,000 are also fixed rate; however, they may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR. The FHLB warehouse line is an adjustable line of credit with a floating rate based on the daily rate credit (“DRC”) plus 50 basis points. This warehouse line can be used to fund mortgages originated by the Company. All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans. At September 30, 2005, $573,820 of investment securities and $1,580,958 of mortgage loans were pledged to the FHLB as collateral for the various FHLB advances.

The $57,618 repurchase agreement was collateralized by $71,511 of investment securities. This agreement matured on October 11, 2005.

The Company’s subordinated debt is supported by trust preferred securities, which were issued in 2002, 2003 and 2005 in private pooled transactions through off-balance sheet trusts: NBI Trust I, II, III and IV. The subordinated debt and the associated trust preferred securities carry variable rates and were initially priced at LIBOR plus a spread ranging from 2.85% to 3.35% with a cap of 12.5% for five years after their respective date of issuances. Interest payments and the resetting of the rates both occur on a quarterly basis. The debt is scheduled to mature from December 2032 through December 2034 and cannot be redeemed by the trust for a minimum of five years after issuance.

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line) and the master repurchase facilities are secured by mortgage loans and are subject to restrictive covenants. The covenants include certain minimum net worth requirements, minimum tangible net worth requirements, minimum financial ratios, capital requirements, maintenance of servicer eligibility for various government agencies and certain minimum liquidity requirements, which are all defined in the terms of the related debt agreements. In addition, the covenants restrict the types of business activities in which the Company may engage. The Company was in compliance with or had obtained a waiver for all debt covenants in place as of September 30, 2005. Although management anticipates complying with all current debt covenants, there can be no assurance that the Company or its individual subsidiaries will be able to comply with all debt covenants in the future. Failure to comply could result in the acceleration of the repayment of the related financing.

Short-term debt outstanding reached the highest month-end level during the three and nine months ended September 30, 2005 on August 31, 2005 with a short-term balance of $987,667.

9.             NET (LOSS) INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net (loss) income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following table reconciles the numerator and denominator of the basic and diluted net (loss) income per common and potential common share for the three and nine months ended September 30, 2005 and 2004.

	Net (Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
Nine months ended September 30, 2005
Basic EPS	$(1,075)	46,201	$(0.02)
Effect of dilutive securities:
Option to purchase common shares	—	—	—
Diluted EPS	$(1,075)	46,201	$(0.02)

Nine months ended September 30, 2004
Basic EPS	$21,876	46,962	$0.47
Effect of dilutive securities:
Option to purchase common shares	—	469	(0.01)
Diluted EPS	$21,876	47,431	$0.46

	Net (Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended September 30, 2005
Basic EPS	$(1,371)	46,119	$(0.03)
Effect of dilutive securities:
Option to purchase common shares	—	—	—
Diluted EPS	$(1,371)	46,119	$(0.03)

Three months ended September 30, 2004
Basic EPS	$4,015	46,846	$0.09
Effect of dilutive securities:
Option to purchase common shares	—	310	—
Diluted EPS	$4,015	47,156	$0.09

10.          BUSINESS SEGMENTS

The Company’s principal activities include retail banking, financial intermediary and transaction processing.  The retail banking segment primarily consists of offering consumer banking products such as checking, money market, and certificates of deposit.  The retail banking segment’s investments primarily consist of 1-4 family mortgage loans originated by the financial intermediary segment, small business financing loans and leases originated by the NetBank Business Finance division, auto loans originated by the dealer financial services division, purchased securities for investment, mortgage servicing assets and various other purchased or retained loan products.  The financial intermediary segment originates mortgage loans directly with borrowers and purchases mortgage loans from correspondents and/or brokers.  The financial intermediary segment packages or pools such loans either inclusive or exclusive of servicing rights for retention by the retail banking segment or sale into the secondary market.  The financial intermediary segment diversified its operations to include the origination of loans for recreational vehicles (RVs), boats and aircraft.  The transaction processing segment subservices loans for the retail bank segment, financial intermediary segment and for third-party customers; provides ATM and merchant processing services; and sells various insurance products using an Internet-based platform.

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

	For the three months ended September 30, 2005
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$37,561	$29,347	$8	$340	$67,256
Intersegment interest income	22,426	123	(26)	(22,523)	—
Total interest income	59,987	29,470	(18)	(22,183)	67,256
Interest expense	34,586	1,890	1	549	37,026
Intersegment interest expense	2,372	20,484	—	(22,856)	—
Total interest expense	36,958	22,374	1	(22,307)	37,026
Net interest income	23,029	7,096	(19)	124	30,230
Provision for credit losses	2,646	62	—	—	2,708
Intersegment- servicing and processing fees	—	—	3,591	(3,591)	—
Non-interest income	7,684	28,656	4,601	207	41,148
Non-interest expense	22,374	39,212	7,674	1,440	70,700
Intersegment- servicing and processing expenses	2,620	971	—	(3,591)	—
Pre-tax income (loss)	$3,073	$(4,493)	$499	$(1,109)	$(2,030)
Total assets	$4,801,220	$1,638,749	$39,050	$(1,330,860)	$5,148,159

	For the three months ended September 30, 2004
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$33,639	$29,420	$12	$421	$63,492
Intersegment interest income	11,597	549	—	(12,146)	—
Total interest income	45,236	29,969	12	(11,725)	63,492
Interest expense	22,685	2,476	20	194	25,375
Intersegment interest expense	138	11,814	—	(11,952)	—
Total interest expense	22,823	14,290	20	(11,758)	25,375
Net interest income	22,413	15,679	(8)	33	38,117
Provision for credit losses	466	3	—	—	469
Intersegment- servicing and processing fees	—	—	3,721	(3,721)	—
Non-interest income	771	28,514	4,616	(512)	33,389
Non-interest expense	17,958	38,035	7,300	1,243	64,536
Intersegment- servicing and processing expenses	2,560	1,161	—	(3,721)	—
Pre-tax income (loss)	$2,200	$4,994	$1,029	$(1,722)	$6,501
Total assets	$4,148,062	$1,494,300	$36,436	$(1,190,527)	$4,488,271

	For the nine months ended September 30, 2005
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$110,227	$75,744	$27	$779	$186,777
Intersegment interest income	52,426	2,551	(20)	(54,957)	—
Total interest income	162,653	78,295	7	(54,178)	186,777
Interest expense	87,803	5,637	32	1,356	94,828
Intersegment interest expense	6,591	49,257	6	(55,854)	—
Total interest expense	94,394	54,894	38	(54,498)	94,828
Net interest income	68,259	23,401	(31)	320	91,949
Provision for credit losses	7,298	91	—	—	7,389
Intersegment- servicing and processing fees	—	—	10,482	(10,482)	—
Non-interest income	16,369	86,010	14,154	317	116,850
Non-interest expense	60,547	114,739	22,193	5,214	202,693
Intersegment- servicing and processing expenses	7,666	2,816	—	(10,482)	—
Pre-tax income (loss)	$9,117	$(8,235)	$2,412	$(4,577)	$(1,283)
Total assets	$4,769,903	$1,638,749	$39,050	$(1,332,389)	$5,115,313

	For the nine months ended September 30, 2004
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$88,280	$84,003	$30	$2,041	$174,354
Intersegment interest income	31,914	662	—	(32,576)	—
Total interest income	120,194	84,665	30	(30,535)	174,354
Interest expense	60,822	6,622	65	480	67,989
Intersegment interest expense	381	31,822	—	(32,203)	—
Total interest expense	61,203	38,444	65	(31,723)	67,989
Net interest income	58,991	46,221	(35)	1,188	106,365
Provision for credit losses	3,938	44	—	—	3,982
Intersegment- servicing and processing fees	—	—	10,775	(10,775)	—
Non-interest income	17,841	98,688	12,992	(3,101)	126,420
Non-interest expense	53,923	112,817	22,968	4,119	193,827
Intersegment- servicing and processing expenses	7,435	3,340	—	(10,775)	—
Pre-tax income (loss)	$11,536	$28,708	$764	$(6,032)	$34,976
Total assets	$4,148,062	$1,494,300	$36,436	$(1,190,527)	$4,488,271

11.          COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company was servicing or subservicing for the benefit of others 115,952 and 106,781 residential loans with unpaid principal balances aggregating approximately $15.2 and $14.0 billion at September 30, 2005 and December 31, 2004, respectively. Mortgagors’ taxes and insurance escrow funds and investors’ principal and interest escrow funds totaled approximately $334,106 and $288,347 as of September 30, 2005 and December 31, 2004, respectively. Loans serviced for others and the related escrow funds are not owned by the Company; however, the majority of the escrow funds are deposited in NetBank, FSB.

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

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of MSRs. Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or MSRs for losses if there has been a breach of representations or warranties.  Repurchased loans are carried at the lower of cost or net realizable value.  As of September 30, 2005 and December 31, 2004, loans held for sale included repurchased loans with a net carrying value of $38,353 and $48,852, respectively.

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

The Company repurchased approximately $98,031 and $70,455 of unpaid principal balances during the nine months ended September 30, 2005 and 2004, respectively. The Company had $17,776 and $22,676 of reserves for estimated losses on future repurchases as of September 30, 2005 and December 31, 2004, respectively.

During the quarter ended September 30, 2005, the Company became aware of certain conforming mortgage loans originated and sold previously in which misrepresentations may have been made by on or more of the parties involved during the loan application process. These loans have an outstanding principal balance of approximately $13,000. As such, management considered it prudent to record a $3,500 special provision in its representations and warranties liability and a reduction of gains on sales of loans and mortgage servicing rights. The special provision is based on a review of the underlying property values in a foreclosure or liquidation scenario. In the event of any losses on these loans, the Company may be entitled to pursue recovery from title insurers and other parties to the origination. However, these sources of recovery involve varying degrees of uncertainty and, as a result, have not been considered in management’s assessment.

As of September 30, 2005, the Company had commitments to fund mortgage loans of $1.1 billion, open-end consumer lines of credit of $90,809, undisbursed mortgage construction loans of $93,134, undisbursed leasing commitments of $3,479 and commercial financing commitments of $3,352.

The Company is involved in certain legal proceedings, excluding the CMC litigation, incidental to its business.  The Company does not believe that the outcome of these proceedings will have a material adverse effect upon its financial condition, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may include forward-looking statements. Forward-looking statements regarding the intent, belief or current expectations of NetBank, Inc. or its officers and directors can be identified by the use of forward-looking terms such as “believe”, “anticipate”, “estimate”, “expect”, “may”, “will”, “should”, “plan”, “intend”, “project”, or other comparable terminology. Various internal and external factors could cause the Company’s actual results to differ materially from those anticipated by the forward-looking statements. These factors include, but are in no way limited to, 1) the evolving nature of the market for Internet banking and financial services generally; 2) the public’s perception of the Internet as a secure, reliable channel for transactions; 3) the success of new products and lines of business considered critical to the Company’s long-term strategy, such as small business banking and transaction processing services; 4) potential difficulties in integrating the Company’s operations across its multiple lines of business; 5) the cyclical nature of the mortgage banking industry generally; 6) a possible decline in asset quality; 7) changes in general economic or operating conditions which could adversely affect mortgage loan production and sales, mortgage servicing rights, loan delinquency rates and/or loan defaults;  8) the possible adverse effects of unexpected changes in the interest rate environment; 9) adverse legal rulings, particularly in the Company’s litigation over leases originated by Commercial Money Center, Inc.; and/or 10) increased competition and regulatory changes.  The Company’s 2004 Form 10-K contains additional details on these and other risks that are material to our operations. All forward-looking statements in this report are based on information available at the time of filing. Except as required by the federal securities laws, the Company has no obligation to update any forward-looking statement included herein.  Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Executive Summary and Future Outlook

For the three months ended September 30, 2005 we recorded net loss of $1,371 or $0.03 per share compared to net income of $4,015 or $0.09 per share for the three months ended September 30, 2004, a $5,386 decline.  NetBank’s results continue to be adversely impacted by 1) flattening of the yield curve which reduces net interest earned on interest-earning assets held-for-sale and held-for-investment, 2) depressed gain on sale margins within the financial intermediary segment resulting from competitive conditions, 3) continued high volume of repurchase losses related to representations and warranties on loans sold, and 4) a $3,500 special provision discussed above related to certain conforming loans previously sold to investors.  Based on current market conditions, we expect the fourth quarter of 2005 to closely resemble the third quarter of 2005, exclusive of the $3,500 special provision.

Retail Banking. The retail banking segment recorded pre-tax income of $3,073 during the third quarter of 2005, an $873 increase over the comparable period in 2004. Net servicing results improved by $8,049 relating primarily to the recovery of a portion of the impairment reserves on MSRs relating to slower forecasted prepayments, offset, in part, by losses on related hedges.  However, collectively, the Internet-only banking, leasing and auto operations within the retail banking segment saw a decrease in their period over period pre-tax income by $7,176 to $2,943. This decrease was primarily driven by an increase in operating expenses in the retail bank of $3,936, a reduction in gain on sale of loans of $2,011, and an increase in provision expense for credit losses of $2,180.  The increase in the provision for credit losses period-over-period relates to the retail banking segment retaining a higher percentage of auto loans, second-mortgage loans, HELOCs, and business financing leases compared to the first-mortgage loans which dominated the retention activity during 2004.  These loans and leases generally have a higher risk adjusted yield than the adjustable-rate first-mortgage loans that were previously being retained.

Financial Intermediary. The financial intermediary segment recorded pre-tax loss of $4,493 for the third quarter of 2005, a $9,487 pre-tax decline period over period.  This decline was primarily driven by an $88,903 decline in mortgage sales coupled with severely compressed margins and the $3,500 special provision which resulted in a reduction of gain on sales of loans and mortgage servicing rights.  Reference is made to note 11 of the notes to the consolidated financial statements included in this report for further discussion on this special provision.

The non-conforming operation within the financial intermediary segment recorded pre-tax income of $301 during the third quarter of 2005 compared to pre-tax income of $2,240 during the same quarter in 2004, a $1,939 decline.  While the non-conforming operation’s pre-tax results period over period declined, its pre-tax results improved $5,114 from its low point in the first quarter of 2005. The improvement over the first quarter was the result of a 32-basis point increase in the revenue margin coupled with a $145,874 increase in sales of mortgage loans.  Likewise, production volumes increased by $253,027 to $883,210 comparing the first quarter 2005 to the third quarter 2005, resulting in an improvement in the ratio of expenses to production from 228-basis points in the first quarter to 158-bps in the third quarter of 2005, as fixed expenses were leveraged across higher production volume.  Competitive conditions in the non-conforming market remain adverse, and management believes that the results of the non-conforming operations may remain volatile over coming quarters.

The conforming mortgage operation within the financial intermediary segment recorded a pre-tax loss of $5,303 for the third quarter of 2005 compared to pre-tax income of $2,386 during the same quarter in 2004.  This decline was primarily the result of a 34-basis point decline in the revenue margin. Although margins continue to be depressed related to competitive conditions within the mortgage banking industry, much of the change in margin is the result of a higher level of loan repurchases in the conforming channel and the aforementioned special $3,500 provision discussed above relating to certain conforming loans.  Net interest income declined by $6,278 related to the flattening of the yield curve year over year.  Generally, NetBank earns a long-term interest rate on loans held for sale and finances those loans with short-term borrowings.  As the yield curve flattens, the net interest margin compresses.  It is uncertain whether the trends in repurchases and the flattening of the yield curve will continue.  If the repurchase trends and flattening of the yield curve continue, NetBank will continue to provide higher levels of provisions for repurchases and realize reduced levels of net interest margin on loans held-for-sale in future quarters.

Transaction Processing. The transaction processing segment recorded pre-tax income of $499 for the three month period ended September 30, 2005 compared to  pre-tax income of $1,029  for the same period in  2004. The decrease relates primarily to additional reserves related to corporate advances and a reduction in pre-tax earnings of NPS of $512, offset in part by a reduction in the loss of NetInsurance of $480 period over period. NetInsurance increased its policies-in-force and cut its operating expenses.

Other/Eliminations. The other/eliminations segment contains the holding company expenses along with the elimination of inter-segment gains and losses on loans sold to the retail banking segment from the financial intermediary segment. The other/eliminations segment recorded a pre-tax loss of $1,109 for the three months ended September 30, 2005 compared to a pre-tax loss of $1,722 for the comparable period of 2004.  The $613 improvement was primarily related to strict expense control at the holding company.

Risk and Contingencies. Reference is made to the discussion under the heading “Risks Relating to NetBank’s Business” in Item 1. Business and to the heading “Future Outlook” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of operations in the 2004 Form 10-K for further information regarding the risks and challenges of our business. Reference is made to note 11 of the notes to consolidated financial statements included in this report and to Item 1. Legal Proceedings in Part II of this report for additional discussion of certain risks and contingencies that may affect us.

Recent Hurricanes.  The company originates loans throughout the United States, including those areas recently affected by hurricanes.  As of September 30, 2005, within those hurricane-affected areas, the Company had loans held for sale totaling $27,114 (less than 2% of the Company’s outstanding held for sale mortgage loan portfolio) and loans held for investment totaling $14,426 (approximately 1% of the Company’s outstanding held for investment mortgage loan portfolio).  In addition, the Company services mortgage loans in the hurricane-affected areas totaling $190,756 (less than 2% of the Company’s servicing portfolio) for third party investors.  The Company believes that the property underlying the aforementioned mortgage loans is covered by hazard and, where applicable, flood insurance.  The Company is proactively working with borrowers to minimize losses.  Although we expect a small rise in delinquency rates as a result of the hurricanes, we do not expect a material impact to the Company’s ongoing operations.

Financial Condition

General.  Our assets totaled $5.12 billion at September 30, 2005, an increase of $493,132 or 11% from December 31, 2004.  This is primarily the result of increases of $285,938 in loans held for sale and $152,018 in cash and cash equivalents.    The increase in loans held for sale is primarily the result of mortgage loan production outpacing sales of mortgage loans during the nine months ended September 30, 2005 by $409,922.  The increase in cash and cash equivalents was the result of a sale of loans that settled on September 30, 2005.  The increase in assets since December 31, 2004 was funded by increases in deposits and other borrowed funds of $367,702 and $132,527, respectively.

Investment Securities.  For the nine months ended September 30, 2005, the investment security portfolio decreased by $18,875. This decrease was substantially due to the sale or maturity of $380,858 of securities, primarily Fannie Mae mortgage pool securities, and the receipt of $87,181 of payments on mortgage pool securities. The decrease was offset, in part, by the purchase of $457,128 of new investment securities, primarily Ginnie Mae mortgage pool securities. During the nine months ended September 30, 2005, we were able to take advantage of market conditions and replace certain of our Fannie Mae securities with similar yielding Ginnie Mae securities. With only a slight reduction in yield, we strengthened our risk-weighted capital ratios due to Ginnie Mae securities being zero percent risk-weighted.

The following tables set forth certain information relating to our available for sale securities:

As of September 30, 2005	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. government agency — mortgage pool securities	$545,157	$—	$9,242	$535,915
Collateralized mortgage obligations	62,518	37	477	62,078
U.S. government agencies	27,641	—	278	27,363
Corporate bonds	39,168	552	198	39,522
U.S. treasury securities	12,926	—	348	12,578
Habitat bonds and other	3,825	139	—	3,964
Total	$691,235	$728	$10,543	$681,420

As of December 31, 2004	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. government agency — mortgage pool securities	$574,495	$—	$3,205	$571,290
Collateralized mortgage obligations	31,572	108	87	31,593
U.S. treasury securities	53,177	865	87	53,955
Corporate bonds	39,150	609	218	39,541
Habitat bonds and other	3,733	183	—	3,916
Total	$702,127	$1,765	$3,597	$700,295

Loans Held for Sale. As more fully described in note 4 of the notes to the consolidated financial statements included in our 2004 Form 10-K, loans held for sale are carried at the aggregate of the lower of cost or market until sold, typically 30 to 90 days after origination or purchase. The majority of the non-performing loans held for sale consist of loans which have been repurchased under representations and warranties provided to purchasers. Once a loan has been repurchased, it is generally resold at a price less than the repurchase price. Upon repurchase, reserves are transferred from the reserve for representations and warranties to a valuation reserve for repurchased loans to record such loans at estimated net realizable value.  At September 30, 2005 and December 31, 2004, the aggregate fair value of loans held for sale exceeded the aggregate cost.

The following tables set forth information regarding our portfolio of loans held for sale:

As of September 30, 2005	Gross UPB	Non- performing	Reserve
Conforming mortgages	$1,043,099	$16,791	$2,732
Non-conforming mortgages	339,649	10,492	5,682
Construction	76,499	149	112
Commercial / recreational	9,462	—	466
Total loans held for sale	$1,468,709	$27,432	$8,992

As of December 31, 2004	Gross UPB	Non- performing	Reserve
Conforming mortgages	$821,422	$23,488	$4,179
Non-conforming mortgages	300,406	12,810	5,293
Construction	54,564	335	140
Commercial / recreational	7,893	—	894
Total loans held for sale	$1,184,285	$36,633	$10,506

The Company, when required to repurchase mortgage loans, bundles such loans in pools and re-sells them, generally at a loss.  The $9,201 decline in non-performing loans held for sale is primarily related to such re-sales of mortgage loans during the nine months ended September 30, 2005.  The size of the repurchase inventory, which is primarily comprised of non-performing loans, will vary depending on the timing of the repurchases and the subsequent dispositions.

Loan and Lease Receivables.  For the nine months ended September 30, 2005, the loan and lease receivables portfolio increased $49,191 or 2%.  The increase in loan and lease receivables was primarily due to the retention of $4,770 of mortgage loans, $337,721 of auto loans, $137,895 of business equipment finance leases, $146,841 in home equity lines of credit (“HELOCs”), and $25,724 of marine and recreational vehicle loans.   Aggregate principal reductions and prepayments were $513,562. In addition, $68,182 of HELOCs were transferred to held for sale loans during the nine month period ended September 30, 2005.

Asset Quality and Non-performing Assets. We periodically review the performance of our loan and lease receivables portfolio by reviewing charge-offs, delinquency statistics, and various other industry statistics.  Large non-homogeneous credits are reviewed on a loan-by-loan or lease-by-lease basis, whereas relatively small credits with similar risk characteristics are reviewed on a pool-by-pool basis.  If a decline in credit quality for a specific pool or individual loan or lease is noted, we record additional allowance through a charge to the provision for credit losses.  The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio. We determine the adequacy of the allowance based upon reviews of individual loans and leases or pools as applicable, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. Our non-performing assets as a percentage of gross UPB improved from 1.75% at December 31, 2004, to 1.51% at September 30, 2005, as the level of non-performing assets declined by $4,139 and gross UPB increased $51,459 or 2.4%.  In the CMC litigation, during the third quarter of 2005 the judge in the multi-district litigation ruled in favor of the banks and against one of the sureties, Illinois Union.  With respect to the other two sureties, the court did not grant the banks’ motion, but instead stated that the banks must prove that they were the intended “obligee” in the leases and that there was no fraud on the part of the banks.  The Company believes that the facts and circumstances and evidence gathered in discovery will support its claim as obligee under the bonds and will support the conclusion that there was no fraud committed by NetBank, FSB.  It is important to note that NetBank, FSB is not technically a party to these rulings since it previously withdrew its motion for judgment on the pleadings.  The judge has provided NetBank, FSB an opportunity to renew its interest in the motion as relates to Illinois Union so the Illinois Union ruling could eventually apply to NetBank, FSB.  Reference is made to Item 1. Legal Proceedings in Part II of this report for additional information related to the Company’s ongoing CMC litigation.

The following tables detail our held for investment loan and lease receivables portfolio, the associated allowance for credit losses, and non-performing assets:

As of September 30, 2005	Gross UPB	Allocated Allowance	(1) Non- performing
First mortgages	$878,329	$3,588	$2,768
Second mortgages	127,416	3,203	408
Leases	360,925	14,496	2,864
Auto	592,391	2,611	231
Home equity lines	155,134	2,650	210
Consumer	31,123	182	—
Loan and lease receivables	2,145,318	26,730	6,481
CMC leases(2)	26,435	—	26,435
Total loan and lease receivables	$2,171,753	$26,730	$32,916

As of December 31, 2004	Gross UPB	Allocated Allowance	(1) Non- performing
First mortgages	$1,081,676	$3,842	$3,232
Second mortgages	170,993	4,451	183
Leases	324,489	13,146	1,532
Auto	391,934	1,593	278
Home equity lines	115,068	1,334	291
Consumer	4,607	96	2
Loan and lease receivables	2,088,767	24,462	5,518
CMC leases(2)	31,527	—	31,527
Total loan and lease receivables	$2,120,294	$24,462	$37,045

(1) Non-performing includes all loans that are 90 days or more contractually past due including loans which have been restructured.  The Company also held $2,129 and $210 of restructured loans which were performing in accordance with the restructured terms as of September 30, 2005 and December 31, 2004, respectively.

(2) Reference is made to note 4 of the notes to the consolidated financial statements included in this report for additional details regarding the CMC lease portfolio.

Mortgage Servicing Rights.  We intend to retain substantially all of our originated conventional MSRs in order to achieve the necessary critical mass our servicing division requires to become operationally profitable.  During 2005, however, based on market conditions, we chose to sell the majority of our conventional mortgage loan production on a whole loan, servicing-released basis.  We will continue to monitor market conditions and return to retaining a larger percentage of our conventional MSRs if and when the market changes.  For the nine months ended September 30, 2005, the MSR portfolio increased $20,979 or 12%.  The increase was primarily driven by the purchase of a bulk $2.5 billion portfolio, which had a capitalized value of $35,181, the capitalization of $23,496 from the retention of MSRs, a mark-to-market adjustment of $1,679 and a $3,224 valuation recovery.  These increases were partially offset by $34,873 of amortization, and $1,281 net impact of sales of MSRs.  During the nine month period ended September 30, 2004, NetBank recorded an increase of $7,153 in the market value of the derivatives portfolio hedging the MSRs.  The fair value of the derivative portfolio hedging the MSRs is recorded in other assets.

The following table provides a sensitivity analysis of MSRs:

	As of September 30, 2005	As of December 31, 2004
Fair value	$191,648	$171,075
Weighted average life in years	4.8	4.7

Prepayment speed assumption (annual rate)	15.40%	16.00%
Impact on fair value of 10% adverse change	$(9,146)	$(9,314)
Impact on fair value of 20% adverse change	$(19,880)	$(17,758)

Discount rate	11.00%	10.52%
Impact on fair value of 10% adverse change	$(11,639)	$(4,276)
Impact on fair value of 20% adverse change	$(17,859)	$(8,186)

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

Derivatives. The value of derivatives hedging the MSR portfolio was $17,234 at September 30, 2005 compared to $10,081 at December 31, 2004, an increase of $7,153. The derivatives consist primarily of commitments to purchase mortgage pool securities, options, floors, swaps, swaptions, caps, and floors.  The value of the derivatives hedging the pipeline of MSRs was a loss of $672 compared to a loss of $147 at December 31, 2004.  The value of our loan commitments for which the interest rate is locked (“rate locks”) decreased in value to a loss of $2,549 compared to a gain of  $1,687 at December 31, 2004, a decrease of $4,236. Our portfolio of mandatory delivery commitments hedging our rate locks was a gain of $3,392 compared to a loss of $707 at December 31, 2004. Both of these amounts are marked-to-market and reflected in our consolidated statement of operations. The value of the mandatory delivery commitments hedging our inventory of closed loans was a gain of $3,765 compared to a loss of $1,034 at December 31, 2004, an improvement of $4,799. Since the mandatory delivery commitments qualify for hedge accounting, this amount was recorded as a basis adjustment to our inventory of mortgage loans held for sale.

Liabilities.  Total liabilities increased $565,270 during the nine months ended September 30, 2005.  The increase was primarily related to increases of $367,702 in deposits, $132,527 in other borrowed funds, $20,620 in subordinated debt, and $31,302 in loans in process offset, in part, by a decrease of $50,543 in unsettled trades and a decrease in representations and warranties of $1,401.  These net increases in liabilities were used to support the higher levels of loans held for sale and loan and lease receivables.

Deposits.  Deposits were $3.01 billion at September 30, 2005, a 13.9% increase compared to $2.64 billion at December 31, 2004.  As of September 30, 2005, deposits represented 67% of total interest-bearing liabilities (including deposits, other borrowed funds, and subordinated debt) outstanding; Federal Home Loan Bank (“FHLB”) advances, warehouse lines of credit, and repurchase agreements represented approximately 32% in the aggregate; and subordinated debt was only 1%.  We will continue working to deepen our relationships with new and existing customers to expand our deposit base.

The following table summarizes our deposits:

	As of September 30, 2005			As of December 31, 2004
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$345,938	11.5%	—	$285,218	10.8%	—
Interest bearing:
Checking accounts	230,081	7.7%	1.0%	261,588	9.9%	1.0%
Money market	987,235	32.8%	2.9%	1,158,529	43.9%	1.9%
Certificate of deposit under $100	1,359,131	45.2%	3.7%	830,996	31.5%	2.9%
Certificate of deposit over $100	84,758	2.8%	3.8%	103,110	3.9%	3.3%
Total deposits	$3,007,143	100.0%		$2,639,441	100.0%

Reserve for Representations and Warranties. The reserve for representations and warranties is maintained at a level estimated to be adequate to cover future losses on loans which we may be required to repurchase under representations and warranties provided to purchasers. We establish the reserve for future losses by reducing current period gain on sale of loans.  The reserve declined by $1,401 during the nine months ended September 30, 2005.  This decline is primarily attributable to the decline in the volume of loans sold during 2005 and late 2004 compared to the first six months of 2004 and in 2003, offset by the $3,500 special provision discussed above established in the third quarter related to certain conforming loans previously sold to investors.  The majority of repurchases occur during the first 24 months following the date of sale.  Recently we have experienced an increase in the frequency and severity related to repurchases; however, it is still uncertain whether this trend will continue or abate.  If the trend continues to increase in future periods, it would require us to continue to provide for losses at higher levels to cover future losses on the disposition of repurchased loans.

Shareholders’ Equity.  Total shareholders’ equity decreased $12,244 for the nine months ended September 30, 2005.  The decline is primarily due to a decline of $4,956 in accumulated other comprehensive income,  $4,669 in retained earnings, $1,541 in treasury stock and $1,148 of unearned compensation.  These decreases were offset, in part, by a $70 increase in additional paid in capital.  The decline in retained earnings is primarily the result of the net loss of $1,075 for the nine months ended September 30, 2005, $2,774 of dividends, $555 of losses on the reissuance of treasury stock, and a loss on the issuance of restricted stock of $265.  The decline in treasury stock is the result of the repurchase of 571,391 shares of common stock at a weighted average cost of $9.08 per share offset, in part, by the reissuance of 203,790 shares under the employee stock purchase plan and exercise of employee stock options and by forfeitures of restricted stock of 2,894 shares.  Additionally, we issued 174,910 shares of restricted stock to employees which primarily drove the increase in unearned compensation. We will continue to repurchase shares periodically in the public market or through private transactions.  As of September 30, 2005, 1,092,573 shares remained available for repurchase under current Board authorization.

Results of Operations — Three months ended September 30, 2005 compared to the three months ended September 30, 2004

General.  Net loss for the three months ended September 30, 2005 was $1,371 or $0.03 per share, compared to net income of $4,015 or $0.09 per share for the same period in 2004.  The current quarter was negatively impacted by an increase in the cost of short-term borrowings, a decline in gains on sales of mortgage loans, and the $3,500 special provision discussed above relating to certain conforming loans. These negative variances were partially offset by an improvement in net servicing results of $8,049.

Interest Income.  Our interest income for the three months ended September 30, 2005 was $67,256 compared to $63,492 for the same period in 2004.  This increase was the result of the average yield increasing by 27 basis points to 5.53% of interest-earning assets coupled with a $37,460 increase in the average balance of interest-earning assets.  Reference is made to the rate volume variance table set forth below for additional detail regarding the changes in interest income.

Interest Expense. Total interest expense for the three months ended September 30, 2005 was $37,026 compared to $25,375 for the same period of 2004.  The $11,651 net increase is due to a decrease of $48,115 in the average balance of interest-bearing liabilities offset by a 110-basis point increase in the average cost of funds.  For the three months ended September 30, 2005 compared to same period of 2004, interest expense on deposits increased $8,316 as a result of a 107-basis point increase in the average interest rate paid coupled with a $268,006 increase in the average outstanding balance of deposits.  For the three months ended September 30, 2005, interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $16,848 compared to $13,513 for the same period of 2004.  The $3,335 increase in interest expense related to other borrowed funds is primarily the result of a 126-basis point increase in the average cost of funds.  This increase was offset in part by a decline of $316,121 in the average outstanding balance.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income was $30,230 or 2.48% of average interest-earning assets for the three months ended September 30, 2005, compared to $38,117 or 3.16% of average interest-earning assets for the three months ended September 30, 2004.  The 68-basis point decline is primarily due to a flattening of the yield curve as recent increases in short-term rates have not carried through to the long end of the yield curve. The rates we pay on our deposits and short-term borrowings is generally related to the short end of the yield curve; whereas the yield we earn on our mortgage loans held for sale is based primarily on the long end of the curve.

The following table details the relative interest rates and average balances of our interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2005 and 2004:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2005	2004	2005	2004		2005	2004	Variance	Rate	Volume(3)
				Interest-earning assets:
$73,577	$75,108	3.60%	1.67%	Short-term investments	$662	$314	$348	$362	$(14)
773,550	583,017	4.40%	3.91%	Investment securities (1)	8,502	5,697	2,805	711	2,094
1,829,233	1,920,128	6.20%	5.98%	Loans held for sale (2)	28,368	28,721	(353)	1,057	(1,410)
2,190,372	2,251,019	5.43%	5.11%	Loans and leases receivable (2)	29,724	28,760	964	1,787	(823)
4,866,732	4,829,272	5.53%	5.26%	Total interest-earning assets	67,256	63,492	3,764	3,917	(153)

				Interest-bearing liabilities:
222,697	236,228	1.44%	1.20%	Checking accounts	804	710	94	143	(49)
1,000,906	1,254,827	2.65%	1.65%	Money market	6,636	5,183	1,453	3,136	(1,683)
1,400,893	865,435	3.64%	2.76%	Certificates of deposit	12,738	5,969	6,769	1,900	4,869
652,829	1,270,014	3.78%	2.07%	Short-term debt	6,167	6,582	(415)	5,415	(5,830)
1,031,846	751,402	3.94%	3.62%	FHLB advances	10,154	6,799	3,355	595	2,760
32,477	11,857	6.49%	4.45%	Subordinated debt	527	132	395	60	335
4,341,648	4,389,763	3.41%	2.31%	Total interest-bearing liabilities	37,026	25,375	11,651	11,249	402

—		2.12%	2.95%	Net interest margin	30,230	38,117	(7,887)	(7,332)	(555)
525,084	439,509	0.36%	0.21%	Interest free sources	—	—	—	—	—
$4,866,732	$4,829,272	2.48%	3.16%	Net interest income to interest-earning assets	$30,230	$38,117	$(7,887)	$(7,332)	$(555)

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $2,708 for the three months ended September 30, 2005 compared to $469 for the same period of 2004.  The increase in provision relates primarily to the retention of more auto loans, HELOCs, and business financing leases compared to the 2004 period. Reference is made to the heading “Financial Condition - Asset Quality and Non-performing Assets” above for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income. Non-interest income improved by $7,759 to $41,148 for the three months ended September 30, 2005 compared to the same period of 2004.  Mortgage servicing income improved by $7,885 during the three months ended September 30, 2005 compared to the same period of 2004  due to a reduction in actual and forecast prepayment speeds.  This improvement was offset, in part, by related hedge losses.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing, and general and administrative expenses.  Non-interest expense increased $6,164 or 10% for the three months ended September 30, 2005 compared to the same period of 2004.  This increase was primarily driven by the $1,925 increase in marketing costs related to specific promotions and on-line advertising campaigns that occurred during the third quarter of 2005 and a $1,665 increase in professional fees related primarily to a credit to legal expense in 2004 resulting from the settlement of a legal matter.  Likewise, depreciation and amortization expenses are up $982 and occupancy expense is up $788 related primarily to accelerating the amortization of leasehold improvements related to the planned relocation of our Alpharetta and Lake Oswego offices to new facilities.  Office expense is up $662 and other expenses are up generally relating to the growth of the business including Market Street’s acquisitions of additional branches and the expansion of our ATM and merchant processing businesses.  These increases are offset, in part, by reductions in salaries and benefits of $898 relating primarily to incentive compensation tied to corporate and line of business performance.

Retail Banking Segment

The table below provides an overview of the pre-tax results of operations for the retail banking segment:

	For the three months ended September 30,
	2005	2004	Change
Net interest income	$23,094	$22,499	$595
Provision for credit losses	2,646	466	2,180
Net interest income after provision	20,448	22,033	(1,585)
Gains on sales of loans	—	2,011	(2,011)
Fees, charges and other income	3,663	3,307	356
Total revenues	24,111	27,351	(3,240)
Total expenses	21,168	17,232	3,936
Pre-tax income before net servicing results	2,943	10,119	(7,176)
Net servicing results	130	(7,919)	8,049
Pre-tax income	$3,073	$2,200	$873

Average earning assets	$4,832,728	$4,609,700	$223,028
Average UPB underlying MSRs	$13,976,998	$13,154,634	$822,364

Operations to average earning assets
Net interest income after provision	1.69%	1.91%	(0.22%)
Gain on sale, fees, charges and other income	0.30%	0.46%	(0.16%)
Banking revenues	1.99%	2.37%	(0.38%)
Total expenses	1.75%	1.50%	0.25%
Pre-tax income before net servicing results	0.24%	0.87%	(0.63%)

Net servicing results to UPB underlying MSRs	0.00%	(0.24%)	0.24%

The retail banking segment recorded pre-tax income of $3,073 in the third quarter of 2005, an $873 increase over the comparable period in 2004. Collectively, the Internet-only banking, leasing and auto operations period over period pre-tax income decreased by $7,176 to $2,943. This decrease was primarily driven by an increase in operating expenses in the retail bank of $3,936, a reduction in gain on sale of loans of $2,011, and an increase in provision expense of $2,180.  These were offset, in part, by an increase in interest income of $595 and an increase in fees, charges and other income of $356.  The increase in net interest income is the result of the $223,028 increase in the average balance of interest earning assets offset in part by a 22-basis point decrease in net interest income after provision relating to the flattening of the yield curve.  The increase in the provision for credit losses period-over-period relates to the retail banking segment retaining a higher percentage of auto loans, second-mortgage loans, HELOCs, and business financing leases compared to the first-mortgage loans which dominated the retention activity during 2004.  These loans and leases generally have a higher risk adjusted yield than the adjustable-rate first-mortgage loans that were previously being retained.  Net servicing results improved by $8,049 relating primarily to the recovery of a portion of the impairment reserves on MSRs relating to slower forecasted prepayments, offset, in part, by losses on related hedges. Expenses increased primarily as the result of increase in marketing costs related to specific promotions and on-line advertising campaigns that occurred during the third quarter of 2005, expansion of Dealer Financial Services’ operations, and the roll-out in 2005 of QuickPost, which provides a more convenient way for customers to make deposits to their NetBank accounts.

Financial Intermediary Segment

The following table highlights the financial intermediary segment’s pre-tax results and production and sales activities:

	For the three months ended September 30,
	2005	2004	Change
Net interest income	$6,901	$15,651	$(8,750)
Gain on sales of loans	27,034	25,489	1,545
Other income	107	3,129	(3,022)
Net Beacon credit services results	(303)	(189)	(114)
Net MG Reinsurance results	812	557	255
Total revenues	34,551	44,637	(10,086)
Salary and employee benefits	21,776	23,531	(1,755)
Occupancy and Depreciation expense	7,987	7,155	832
Other expenses	9,281	8,957	324
Total expenses	39,044	39,643	(599)
Pre-tax (loss) income	$(4,493)	$4,994	$(9,487)

Production	$3,764,981	$3,348,876	$416,105
Sales (includes intersegment sales)	$3,688,402	$3,777,305	$(88,903)

Total revenues to sales	0.94%	1.18%	(0.24% )
Total expenses to production	1.04%	1.18%	(0.14% )
Pre-tax margin	(0.10% )	0.00%	(0.10% )

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes inter-segment sales to the retail bank segment.

Production volumes were stronger during the three months ended September 30, 2005 compared to the same period in 2004.  However, sales lagged production during the three months ended September 30, 2005.  The margins on sales remained depressed by the continued strong competitive conditions.  The margin for the three months ended September 30, 2005 was also impacted by a higher level of loan repurchases in the conforming channel and the $3,500 special provision discussed above relating to certain conforming loans.  Net interest income declined by $8,750 related to the flattening of the yield curve year over year.  Generally, NetBank earns a long-term interest rate on loans held for sale and finances those loans with short-term borrowings.  As the yield curve flattens, the net interest margin compresses.

Expenses increased by $599 to $39,044 for the three months ended September 30, 2005 compared to the same period in 2004.  Expenses in basis points of production decreased from 118 basis points to 104 basis points as a result of a $416,105 increase in mortgage loan production providing greater leverage over the fixed expense base.

Transaction Processing Segment

The transaction processing segment subservices loans for the retail banking segment, financial intermediary segment and  third party customers; provides ATM and merchant processing services; and sells various insurance products using an Internet-based platform.

The following table highlights the results of operations for the transaction processing segment:

	For the three months ended September 30,
	2005	2004	Change
Total revenue	$6,634	$7,066	$(432)
Total expenses	6,135	6,037	98
Pre-tax income	$499	$1,029	$(530)

The transaction processing segment recorded pre-tax income of $499, a $530 decrease period over period. The reduction  in pre-tax results was primarily due to the servicing factory recording a $500 additional reserve related to corporate advances and a reduction in pre-tax earnings of NPS of $512, offset in part by a reduction in the loss of NetInsurance of $480 period over period. NetInsurance increased its policies-in-force and reduced its operating expenses.

Other/Eliminations

The other/eliminations segment contains the holding company expenses along with the elimination of inter-segment gains and losses on loans sold to the retail banking segment from the financial intermediary segment. The other/eliminations segment lost $1,109 for the three months ended September 30, 2005 compared to a loss of $1,722 for the comparable period of 2004.  The $613 improvement was primarily related to strict expense control at the holding company.

Results of Operations—Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

General.  Net loss for the nine months ended September 30, 2005 was $1,075 or $0.02 per share compared to net income of $21,876 or $0.46 per share for the same period in 2004. We capitalized on the favorable interest rate environment during the first nine months of 2004 and posted exceptionally strong revenues in our financial intermediary segment.  In contrast, a rising and volatile interest rate environment during the first nine months of 2005 adversely impacted the results reported in the financial intermediary segment.  Mortgage production dropped from $10.5 billion to $10.0 billion, while sales of mortgages dropped from $11.0 billion to $9.6 billion comparing the first nine months of 2004 to 2005, respectively.  The decline in sales of mortgage loans resulted in a decline of $14,085 in gains on sales of mortgage loans period over period.  Likewise, the flattening yield curve unfavorably impacted net interest margin.  Net interest margin declined by $14,416 period over period.  Also, during the nine months ended September 30, 2005, we established the $3,500 special provision discussed above related to certain conforming loans previously sold to investors.

Interest Income.  Interest income for the nine months ended September 30, 2005 was $186,777 compared to $174,354 for the same period in 2004.  This increase was primarily the result of a 32-basis point increase in the average yield on interest-earning assets coupled with a $41,291 increase in the average outstanding balance of interest-earning assets.

Interest Expense. Interest expense for the nine months ended September 30, 2005 was $94,828 compared to $67,989 during the same period in 2004.  The $26,839 increase in interest expense is primarily the result of an 85-basis point increase in the average cost of funds coupled with a $29,108 increase in the average outstanding balance of interest-bearing liabilities. The increase in rates relates to the Federal Reserve’s increases in targeted short-term interest rates.  Our deposit base experienced a 75-basis point increase in the average cost while other borrowed funds (including short-term debt, FHLB advances and subordinated debt) experienced a 100-basis point increase.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income was $91,949, or 2.69% of average interest-earning assets for the nine months ended September 30, 2005, compared to $106,365, or 3.14% of average interest-earning assets for the nine months ended September 30, 2004.  The 45-basis point decline is primarily due to a flattening of the yield curve as recent increases in short-term rates have not carried through to the long end of the yield curve. The rates we pay on our deposits and short-term borrowings are generally related to the short end of the yield curve; whereas the yield we earn on our mortgage loans held for sale is based primarily on the long end of the curve.

The following table details the relative interest rates and average balances of our interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2005 and 2004:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2005	2004	2005	2004		2005	2004	Variance	Rate	Volume (3)
				Interest-earning assets:
$64,388	$74,270	3.22%	1.23%	Short-term investments	$1,557	$684	$873	$1,108	$(235)
774,585	493,942	4.50%	3.66%	Investment securities (1)	26,169	13,568	12,601	3,112	9,489
1,567,744	1,848,906	6.27%	5.86%	Loans held for sale (2)	73,746	81,290	(7,544)	5,685	(13,229)
2,144,630	2,092,938	5.30%	5.02%	Loans and leases receivable (2)	85,305	78,812	6,493	4,395	2,098
4,551,347	4,510,056	5.47%	5.15%	Total interest-earning assets	186,777	174,354	12,423	14,300	(1,877)

				Interest-bearing liabilities:
229,055	234,089	1.36%	1.19%	Checking accounts	2,331	2,083	248	298	(50)
1,067,639	1,309,122	2.33%	1.68%	Money market	18,634	16,509	2,125	6,382	(4,257)
1,088,983	764,197	3.43%	2.75%	Certificates of deposit	28,027	15,772	12,255	3,897	8,358
862,439	970,900	3.36%	2.00%	Short-term debt	21,723	14,576	7,147	9,903	(2,756)
858,491	816,832	3.53%	3.04%	FHLB advances	22,753	18,631	4,122	3,002	1,120
29,498	11,857	6.15%	4.70%	Subordinated debt	1,360	418	942	129	813
4,136,105	4,106,997	3.06%	2.21%	Total interest-bearing liabilities	94,828	67,989	26,839	23,611	3,228

—	—	2.41%	2.94%	Net interest margin	91,949	106,365	(14,416)	(9,311)	(5,105)
415,242	403,059	0.28%	0.20%	Interest free sources	—	—	—	—	—
$4,551,347	$4,510,056	2.69%	3.14%	Net interest income to interest- earning assets	$91,949	$106,365	$(14,416)	$(9,311)	$(5,105)

(1) Based on amortized cost; changes in fair value are not considered.

(2) No separate treatment has been made for non-accrual loans.

(3) Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $7,389 for the nine months ended September 30, 2005, compared to $3,982 for the same period of 2004.  The increase in the provision relates primarily to the mix of loans and leases being retained during the nine months ended September 30, 2005 compared to the same period in 2004.  During the current period, we retained a higher percentage of auto loans, second-mortgages, HELOCs and business equipment financing leases, which generally provide a higher risk adjusted yield, as compared to the retention of primarily first-mortgage adjustable-rate loans during the 2004 period. Reference is made to the heading Financial Condition - “Asset Quality and Non-performing Assets” above for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income. Non-interest income declined $9,570 for the nine months ended September 30, 2005 compared to the same period of 2004.  This decline was primarily driven by the $14,085 decline in gain on sales of loans due to the $1.4 billion, or 13%, decline in sales of mortgage loans.  Current period gain on sales of loans was also impacted by the need for increased provision for reserves under representations and warranties in response to recent increases in the frequency and severity of losses on repurchased mortgage loans and the $3,500 special provision discussed above relating to certain conforming loans previously sold to investors.  The current performance of our investment in MSRs resulted in income of $11,130 compared to income of $10,395 for the same period of 2004, a $735 increase period over period.  The $735 increase relates to increased amortization expense offset in part by improved hedge performance for the nine months ended September 30, 2005 compared to the same period in 2004.  The declines in gain on sales were offset in part by an increase of $2,087 in service charges and fees for the nine months ended September 30, 2005 compared with the same period in 2004.  This increase relates to having more ATMs and merchant processing terminals in place during 2005.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing, and general and administrative expenses.  Non-interest expense increased $8,866, or 5%, for the nine months ended September 30, 2005 compared to the same period of 2004.  The increase was primarily driven by increases of $2,979 in depreciation and amortization, $2,723 in marketing expense, $2,557 in professional fees, $2,134 in occupancy expense, and $1,013 in office expenses.  The increase in depreciation and amortization is primarily related to the expansion of our operations through the acquisitions of certain assets of GRL Mortgage and Beacon Credit Services, coupled with higher amortization expense related to the acquisition of ATM and merchant processing contracts by NPS as it continues to expand.  Depreciation and occupancy were also impacted during the nine months ended September 30, 2005 as a result of accelerating the amortization of leasehold improvements related to the planned relocation of our Alpharetta and Lake Oswego offices to new facilities.  The increase in marketing expense relates to specific promotions and on-line advertising campaigns that occurred during the nine months ended September 30, 2005.  The increase in professional fees relate in part to the timing of expenses related to Sarbanes Oxley section 404 compliance and in part to a credit received in 2004 resulting from the settlement of a legal matter. These increases were partially offset by decreases of $2,163 in salaries and wages and $829 in prepaid lost interest on curtailments.  The decrease in salaries and wages primarily related to the decline in production at the mortgage operations.

Retail Banking Segment

The table below provides an overview of the results of operations for the retail banking segment:

	For the nine months ended September 30,
	2005	2004	Change
Net interest income	$68,456	$59,238	$9,218
Provision for credit losses	7,298	3,938	3,360
Net interest income after provision	61,158	55,300	5,858
Gains on sales of loans	501	3,072	(2,571)
Fees, charges and other income	10,587	9,493	1,094
Total revenues	72,246	67,865	4,381
Total expenses	57,393	50,231	7,162
Pre-tax income before net servicing results	14,853	17,634	(2,781)
Net servicing results	(5,736)	(6,098)	362
Pre-tax income	$9,117	$11,536	$(2,419)

Average earning assets	$4,529,348	$4,351,706	$177,642
Average UPB underlying MSRs	$13,915,342	$13,043,709	$871,633

Operations to average earning assets
Net interest income after provision	1.80%	1.69%	0.11%
Gain on sale, fees, charges and other income	0.33%	0.38%	(0.05%)
Banking revenues	2.13%	2.07%	0.06%
Total expenses	1.69%	1.54%	0.15%
Pre-tax income before net servicing results	0.44%	0.53%	(0.09%)

Net servicing results to UPB underlying MSRs	(0.05%)	(0.06%)	0.01%

The retail banking segment recorded pre-tax income of $9,117 in the third quarter of 2005, a $2,419 decline over the comparable period in 2004. Collectively, the Internet-only banking, leasing and auto operations within the retail banking segment saw a reduction in period over period pre-tax income of $2,781 to $14,853. This decrease was primarily driven by the reduction in gain on sales of loans during the nine months ended September 30, 2005 of $2,571 compared with the same period in 2004.  The provision for credit losses increased by $3,360 for the nine months ended September 30, 2005 compared with the same period in 2004.  During the past twelve months, the retail banking segment retained a higher percentage of auto loans, second-mortgage loans, HELOCs, and business financing leases compared to the first-mortgage loans which dominated the retention activity during late 2003 and early 2004.  These loans and leases generally have a higher risk adjusted yield than the adjustable-rate first-mortgage loans that were previously being retained.   Operating expenses are up due to the expansion of operations of Dealer Financial Services, the introduction of QuickPost, and specific marketing promotions and on-line advertising campaigns that occurred during the nine months ended September 30, 2005.

Financial Intermediary Segment

The following table highlights the financial intermediary segment’s pre-tax results and production and sales activities:

	For the nine months ended September 30,
	2005	2004	Change
Net interest income	$23,031	$46,159	$(23,128)
Gain on sales of loans	79,145	93,230	(14,085)
Other income	1,902	4,136	(2,234)
Net Beacon Credit Services results	(1,089)	(189)	(900)
Net MG Reinsurance results	2,517	1,599	918
Total revenues	105,506	144,935	(39,429)
Salary and employee benefits	65,333	70,642	(5,309)
Occupancy and Depreciation expense	22,557	21,022	1,535
Other expenses	25,851	24,563	1,288
Total expenses	113,741	116,227	(2,486)
Pre-tax (loss) income	$(8,235)	$28,708	$(36,943)

Production	$9,997,089	$10,511,079	$(513,990)
Sales (includes intersegment sales)	$9,587,167	$10,982,155	$(1,394,988)

Total revenues to sales	1.10%	1.32%	(0.22%)
Total expenses to production	1.14%	1.11%	0.03%
Pre-tax margin	(0.04%)	0.21%	(0.25%)

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes inter-segment sales to the retail banking segment.

The interest rate environment during the nine months ended September 30, 2004 was much more favorable to mortgage production than the environment during the comparable 2005 quarter.  Reduced sales volumes of $1.4 billion, or 13%, coupled with the $3,500 special provision discussed above related to certain conforming loans previously sold to investors, resulted in a $14,085 decline in gain on sales of loans. The gain on sales of loans was also adversely impacted by the need for increased provision for reserves under representations and warranties in response to recent increases in the frequency and severity of losses on repurchased mortgage loans.  Net interest income declined by $23,128 related to the flattening of the yield curve year over year.  Generally, NetBank earns a long-term interest rate on loans held for sale and finances those loans with short-term borrowings.  As the yield curve flattens, the net interest margin compresses.

Transaction Processing Segment

The transaction processing segment subservices loans for the retail banking segment, financial intermediary segment and third party customers; provides ATM and merchant processing services; and sells various insurance products using an Internet-based platform.

The following table highlights the results of operations for the transaction processing segment:

	For the nine months ended September 30,
	2005	2004	Change
Total revenues	$20,056	$19,990	66
Total expenses	17,644	19,226	(1,582)
Pre-tax income	$2,412	$764	$1,648

The transaction processing segment recorded pre-tax income of $2,412, a $1,648 improvement period over period.  NetInsurance’s pre-tax loss decreased by $1,224, and Servicing Factory’s pre-tax income increased by $327 for the nine month period ended September 30, 2005 compared with the same period for 2004.  These improvements were offset in part by a reduction in the pre-tax earnings of NPS of $608 for the nine month period ended September 30, 2005 compared with the same period for 2004.    Additionally, NetInsurance reduced its pre-tax loss  by continuing to increase its policies-in-force and cutting expenses.  NPS’s pre-tax income declined  related to the increase in amortization of intangibles resulting from its acquisition of an additional 846 ATM and merchant processing service contracts.

Other /Eliminations

The other/eliminations segment contains the holding company expenses along with the elimination of inter-segment gains and losses on loans sold to the retail banking segment from the financial intermediary segment. The other/eliminations segment lost $4,577 for the nine months ended September 30, 2005 compared to a loss of $6,032 for the comparable period of 2004.  The $1,455 improvement was primarily related to strict expense control at the holding company coupled with a reduction of deferred gains related to a decline in inter-segment loan sales.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company, in the normal course of business, had contractual obligations to make scheduled payments for its operating leases; its liability to repurchase loans under representations and warranties provided to purchasers of its mortgage loans and MSRs; and principal and interest payments on borrowed funds. The Company is not a party to any off-balance sheet financing arrangements nor does it hold unconsolidated interests in any variable interest entities that could give rise to future contractual obligations. For information as of December 31, 2004 regarding the schedule of amounts contractually due, please refer to the discussion under the heading “Contractual Obligations and Off-Balance Sheet Arrangements” on page 57 of our 2004 Form 10-K.

Liquidity and Capital Resources

Liquidity.  The Company’s liquidity, represented by cash and cash equivalents, is a product of our operating, investing, and financing activities.  Our primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, sales or maturities of investment securities and other short-term investments, and funds provided from operations.  While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We can use cash generated through the retail deposit market, our traditional funding source, to offset the cash utilized in investing activities.  Our available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements.  For the nine months ended September 30, 2005, we had a net increase in cash and cash equivalents of $152,018 compared to a net increase of $195,783 for the same period of 2004.  The increase in the 2005 period primarily related to increases of $367,702 in deposits and $132,527 in other borrowed funds.  These cash inflows were offset, in part, by increases of $285,938 in loans held for sale and $49,191 in loan and lease receivables.  The large increase in loans held for sale was primarily a function of mortgage loan production of $3.8 billion outpacing sales of mortgage loans of $3.6 billion. As an additional source of funds, we had available under existing line of credit agreements $1.5 billion at September 30, 2005.  Reference is made to note 8 of the notes to consolidated financial statements included in this report for additional details regarding the available lines of credit.

We use deposits as our principal source of funds.  For the nine months ended September 30, 2005, deposits increased by $367,702 to $3 billion from $2.6 billion as of December 31, 2004.  Our deposit products include checking, money market and certificates of deposit accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  We are competitive in the types of accounts, services and ranges of interest rates offered on deposit products.  Although market demand generally dictates which deposit maturities and rates will be accepted by the public, we intend to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals.

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

The following table presents information related to NetBank, FSB along with capital requirements mandated by the OTS:

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
September 30, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$331,012	10.21%	$259,422	8.00%	$324,278	10.00%
Core capital (to adjusted total assets)	$304,282	6.09%	$199,855	4.00%	$249,819	5.00%
Tangible capital (to adjusted total assets)	$304,282	6.09%	$74,946	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$304,282	9.38%	N/A	N/A	$194,567	6.00%
December 31, 2004
Total capital (to risk-weighted assets)	$327,829	11.30%	$232,091	8.00%	$290,114	10.00%
Core capital (to adjusted total assets)	$303,368	6.73%	$180,308	4.00%	$225,385	5.00%
Tangible capital (to adjusted total assets)	$303,368	6.73%	$67,615	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$303,368	10.46%	N/A	N/A	$174,016	6.00%

In addition, subsidiaries engaged in mortgage banking must adhere to various HUD regulatory guidelines including required minimum net worth to maintain their FHA approved lending status.  Failure to comply with the HUD guidelines could result in withdrawal of this certification.  As of September 30, 2005, Market Street and Meritage were in compliance with HUD guidelines.

The Company and its subsidiaries are subject to various other capital requirements by secondary market investors and states.  None of these capital requirements are more stringent than the OTS capital requirements.  Failure to comply with these restrictions could have a material adverse impact on the Company’s results of operations.  At September 30, 2005, all of the capital requirements placed upon the Company and its subsidiaries were met.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal businesses are retail banking and the origination and purchase of loans and business equipment financing. These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of our assets and liabilities are monetary in nature and fluctuations in interest rates will affect future net interest income and cash flows. This interest rate risk is our primary market risk exposure. For the nine months ended September 30, 2005, the only derivative financial instruments that we entered into were associated with our mortgage banking activities, which include (1) the portfolio of mortgage loans held for sale, (2) the pipeline of rate locks, (3) hedging the securitization and sale of loans, (4) the current MSR portfolio and (5) the MSRs that will be created as a byproduct of securitization activities associated with loans held for sale and the pipeline of rate locks.  Exposure to market risk is reviewed on a regular basis by management.

Reference is made to Item 7A. Quantative and Qualitative Disclosures About Market Risk on page 71 of our 2004 Form 10-K for additional details regarding the Company’s exposure to management of market risk.

One of the ways NetBank, FSB, like other savings banks, measures interest rate risk is based on a Net Portfolio Value (“NPV”) analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets.

The following table sets forth the estimated NetBank, FSB NPV ratios as of September 30, 2005 and December 31 and September 30, 2004 assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB

Rate shock (in basis points)	As of September 30, 2005	As of December 31, 2004	As of September 30, 2004	Minimum as of September 30, 2005
+300	7.02%	7.75%	9.40%	4.00%
+200	7.55%	8.03%	9.53%	6.00%
+100	8.03%	8.63%	9.71%	6.00%
Flat	8.39%	8.96%	9.67%	6.00%
-100	8.77%	9.19%	9.87%	6.00%

Minimum ratios for NPV risk are established by the Board of Directors as prudent levels for the respective interest rate scenarios. Lower NPV ratios denote more market rate sensitivity for a given rate scenario.  As of September 30, 2005 the analysis indicates sensitivity to rising market interest rates.  The sensitivities presented in the table above are within the Board approved limits for these scenarios.  Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

Item 4.  Controls and Procedures

Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial executive (“CFO”).

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that as of September 30, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved.

 Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

Illinois Union Insurance Co. v. Commercial Money Center, Inc., et al., Case No. CV-01-0685-KJD-RJJ (District Court of Nevada) and related cases now pending in In re Commercial Money Center, Inc. Equipment Lease Litigation in the United States District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000; the pending bankruptcy cases of Commercial Money Center, Inc. and Commercial Servicing Corporation titled In re: Commercial Money Center, Inc. and Commercial Servicing Corporation, Bankruptcy No. 02-09721-H7 (Jointly Administered), United States Bankruptcy Court For The Southern District of California; and In re Commercial Money Center, Inc., Debtor (Kipperman v. NetBank, FSB), Adversary Proceeding No. 03-90331-JH, In the United States Bankruptcy Court for the Southern District of California, appeal pending NetBank, F.S.B. v. Richard M. Kipperman, Chapter 7 Trustee for the Bankruptcy Estates of Commercial Money Centers, Inc. and Commercial Servicing Corporation v. NetBank, F.S.B, United States Bankruptcy Appellate Panel of the Ninth Circuit; BAP No. SC-05-1238

As reported in previous filings, NetBank, FSB, filed a complaint in January 2002 against Commercial Money Center, Inc. (“CMC”), Illinois Union Insurance Company (“Illinois Union”), Safeco Insurance Company of America (“Safeco”), and Royal Indemnity Company (“Royal,” with Illinois Union, Safeco and Royal, collectively, referred to as the “Sureties”).  CMC was the originator and subservicer of various equipment leases (the “Leases”).  NetBank, FSB purchased most of the payment streams generated by the subject Leases from CMC (the “Payment Streams”).  The Sureties are insurance companies that issued surety bonds and insurance policies guaranteeing payment of the Payment Streams (the “Bonds”) and that also served as master servicers of the leases.  The NetBank, FSB action alleges several claims, including claims for breach of contract, fraud, and bad faith, and seeks, among other things, payment under and enforcement of the Bonds.  The Judicial Panel on Multi-District Litigation (the “MDL Judicial Panel”) has consolidated the actions involving NetBank, FSB with more than 35 other cases pending around the country involving other banks and financial institutions that were seeking to enforce surety bonds and insurance policies relating to payment streams sold by CMC.  All pre-trial activity is currently being held in the United States District Court for the Northern District of Ohio (the “MDL Court”).

As reported in previous filings, NetBank, FSB had joined with the other claimants (the “Claimants”) in a motion for judgment on the pleadings, which motion was filed on January 31, 2003.  NetBank, FSB later withdrew its motion for judgment on the pleadings and on March 25, 2005 filed a Motion for Partial Summary Judgment (the “Summary Judgment Motion”) or, in the alternative, a Motion for Suggestion of Remand (the “Remand Motion”).  The Summary Judgment Motion seeks judgment as a matter of law on NetBank, FSB’s breach of contract claims.  The Remand Motion requests that, in lieu of deciding the Summary Judgment Motion, the MDL Court instead suggest to the MDL Judicial Panel that the claims of NetBank, FSB be remanded to the United States District Court for the District of Nevada.  The Sureties filed oppositions to the Remand Motion, and they have argued that they don’t need to respond to the Summary Judgment Motion until an unspecified date in the future after the MDL Court rules on the pending Consolidated Motion for Judgment on the Pleadings.  NetBank, FSB filed a motion to enforce or clarify the briefing schedule so that the Sureties will be required to respond promptly to the Summary Judgment Motion.  The MDL Court denied the Remand Motion but has not yet ruled on the motion to enforce or clarify the briefing schedule.

On August 19, 2005, the MDL Court entered two orders on the Claimants’ Consolidated Motion for Judgment on the Pleadings.  The Court granted the Claimants’ motion with respect to Illinois Union Insurance Company (the “Illinois Union Order”), finding that Illinois Union was liable as a matter of law under the bonds that it issued and could not assert fraud of CMC as a defense.  Because NetBank, FSB had previously withdrawn from the Consolidated Motion in order to file a separate motion for partial summary judgment, the MDL Court held that NetBank could file a motion to renew its interest in the Consolidated Motion so that the Illinois Union Order could apply to NetBank, FSB.  NetBank filed its motion to renew interest, and Illinois Union has filed an opposition.  The MDL Court has not yet ruled on whether the Illinois Union Order will apply to NetBank, FSB.

In the second order on the Claimants’ Consolidated Motion, the MDL Court denied the Motion with respect to all the remaining sureties, including Royal and Safeco.  The MDL Court held that it could not determine, based on the pleadings alone, whether the Claimants were the intended obligees under the bonds and, therefore, whether fraud of CMC would constitute a defense to the Sureties’ obligation to pay under the terms of the surety bonds.  The MDL Court went on to hold, however, that if the Claimants are ultimately determined to be the obligees under the surety bonds, the Sureties will be precluded from raising a defense of fraudulent inducement by CMC.

On September 22, 2005, the MDL Court conducted a status conference and discussed whether the parties should be required to mediate the case and a proposed schedule for remaining issues in the case, including amendments to pleadings, expert discovery, and dispositive motions.  NetBank, FSB urged the Court to adopt a schedule that would allow it to proceed, without further delay, with motions for partial summary judgment against Safeco and Royal, and, if necessary, Illinois Union.  The MDL Court has not yet entered a scheduling order for the remainder of the case.  Until the scheduling order is entered, all further filings in the case have been stayed, except for matters relating to NetBank, FSB’s motion to renew interest and motions seeking final or partial final judgment against Illinois Union.

The Company believes that based on the overall facts and circumstances, the defenses asserted by the Sureties will fail and that NetBank, FSB will ultimately prevail on its claims.

Also, as reported in previous filings, on May 30, 2002, CMC filed for bankruptcy protection.  Shortly thereafter, Commercial Servicing Corporation (“CSC”), an affiliate of CMC, also filed bankruptcy.  The bankruptcy cases and related proceedings are not a part of the consolidation of cases in Ohio.  On September 4, 2003, the Trustee initiated an adversary proceeding in the bankruptcy cases by filing a Complaint against NetBank, FSB seeking to avoid NetBank, FSB’s interest in the Payment Streams and their supporting Bonds relating to the Royal guaranteed pools of Leases (the “Adversary Proceeding”).  On May 6, 2004, NetBank, FSB filed a motion for partial summary judgment against the Trustee.  The Trustee filed a cross-motion for partial summary judgment against NetBank, FSB on June 18, 2004.  On January 27, 2005, the Bankruptcy Court entered its Memorandum Decision granting the Trustee’s motion for partial summary judgment and denying NetBank, FSB’s motion for partial summary judgment.  On February 28, 2005, the Bankruptcy Court entered an order denying NetBank, FSB’s Motion for Partial Summary Judgment and granting the Trustee’s Cross-Motion for Summary Judgment.  On April 27, 2005, the Bankruptcy Court entered a judgment conforming to the Memorandum Decision.   On May 20, 2005, the Bankruptcy Court entered an amended judgment conforming to the Memorandum Decision.  The Bankruptcy Court held in the Memorandum Decision that NetBank, FSB was required, but failed, to perfect its interest in the Payment Streams that were transferred to it from CMC in the subject transactions and that the subject transactions were loans rather than sales.  Also on May 20, 2005, NetBank, FSB appealed the amended judgment to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals.  On May 25, 2005, NetBank, FSB sought a stay pending appeal of the turnover provisions of the amended judgment from the Bankruptcy Court.  The Bankruptcy Court denied the request for stay on August 1, 2005.  Instead of seeking appellate review of the denial of the motion to stay, NetBank, FSB entered into an agreement with the Trustee whereby the Trustee agreed to safely hold the disputed Bonds pending conclusion of the appellate process.  Currently, NetBank, FSB’s initial brief in the appeal is due on November 18, 2005, but the Company anticipates that the Bankruptcy Appellate Panel will extend that date to December 5, 2005.

In the meantime, many of the parties to the CMC and CSC bankruptcy cases resolved their disputes and entered into a Global Settlement Agreement, which was approved by the Bankruptcy Court on May 31, 2005.  The Global Settlement Agreement resolved all issues regarding ownership of the Payment Streams that were at issue in the Adversary Proceeding, however ownership of the Royal issued Bonds remains an issue in the Adversary Proceeding, as discussed above.  Pursuant to the Global Settlement Agreement, NetBank, FSB received a settlement payment of approximately $4 million.  In addition, the Global Settlement Agreement provided that NetBank, FSB receive, retroactive to October 1, 2004, 100% of all lease payments made by lessees of Payment Streams.  Also, NetBank, FSB was relieved of any obligation to share with the Trustee any future payments made to NetBank, FSB by any of the Sureties.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In August 2002, the Board of Directors approved a plan to repurchase up to 1 million shares of the Company’s common stock. The plan was subsequently increased by 1 million shares in October 2002, 2 million shares in January 2003, 1 million shares in April 2004 and 1 million shares in April 2005. As summarized below, there was no repurchase activity for the three months ended September 30, 2005.

The table below sets forth information regarding the repurchase of shares of our common stock during the three months ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Balance as of June 30, 2005	571,391	—	571,391	1,092,573
July 1 through July 31, 2005	—	—	—	1,092,573
August 1 through August 31, 2005	—	—	—	1,092,573
September 1 through September 30, 2005	—	—	—	1,092,573
Total	571,391	—	571,391

As of November 1, 2005, 1,092,573 shares remained available for repurchase under current Board authority.

Reference is made to the discussion under the heading “Dividends” under Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities of the Company’s 2004 Form 10-K for a description of current OTS regulations applicable to the ability of NetBank, FSB to pay dividends and make other capital distributions to the Company.

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

                None.

Item 5.  Other Information

                None.

Item 6.  Exhibits and Reports on Form 8-K

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report, unless otherwise provided in the index to exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBANK, INC.

	By:	/s/ Steven F. Herbert
Steven F. Herbert
Dated: November 14, 2005		Chief Finance Executive (principal accounting officer and duly authorized officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1(a)		Amended and Restated Articles of Incorporation dated November 25, 1996	S-1	333-23717	3.1	3/21/97

(b)		Articles of Amendment of Articles of Incorporation dated January 20, 2000	8-A	000-22361	99.2	1/28/00

(c)		Articles of amendment of Articles of Incorporation dated April 27, 2000	10-Q	000-22361	3.1	5/15/00

3.2(a)		Bylaws	S-1	333-23717	3.2	3/21/97

(b)		Amendments to the Bylaws adopted by April 22, 1997	S-1/A	333-23717	3.3	4/25/97

(c)		Amendment to the Bylaws adopted as of March 31, 2002	S-4	333-75298	App. D	12/17/01

4.1(a)		Form of Common Stock Certificate	S-1/A	333-23717	4.1	4/25/97

(b)		Rights Agreement dated January 20, 2000 between NetB@nk, Inc. and SunTrust Bank	8-A	000-22361	99.1	1/28/00

(c)		Pursuant to Regulation S-K Item 601(b)(4)(iii), registrant by this filing agrees, upon request, to furnish to the SEC a copy of all instruments defining the rights of long-term debt of the Company.

31.1		Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended—Chief Executive Officer					X

31.2		Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended—Chief Financial Executive					X

32.1	†	Certification Pursuant to 18 U.S.C. Section 1350—Chief Executive Officer and Chief Financial Executive					X

†                                          The certification attached as Exhibit 32.1 that accompanies this report is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of NetBank, Inc. under the Securities Act of 1934, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.