Form 10-K
period 2005-12-31
NETBANK INC
filed 2006-03-15
CIK 1035826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2005
Or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-22361

NetBank, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2224352
(State or jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
1015 Windward Ridge Parkway
Alpharetta, Georgia	30005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 343-6006

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
Preferred Share Purchase Rights

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price per share of $9.32 of the stock on the NASDAQ National Market, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005): $431,501,153.

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,586,415 shares of Common Stock at March 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 2, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Annual Report on Form 10-K are discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:

•       the evolving nature of the market for Internet banking and financial services generally

•       the public’s perception of the Internet as a secure, reliable channel for transactions

•       the success of new products and lines of business considered critical to the Company’s long-term strategy, such as small business banking and transaction processing services

•       potential difficulties in integrating the Company’s operations across its multiple lines of business

•       the cyclical nature of the mortgage banking industry generally

•       a possible decline in asset quality

•       the possible adverse effects of unexpected changes in the interest rate environment

•       adverse legal rulings, particularly in the Company’s litigation over leases originated by the Commercial Money Center, Inc.

•       increased competition and regulatory changes

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our consolidated results of operations and financial condition. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K.

ITEM 1.                BUSINESS

General

NetBank, Inc. is a financial holding company engaged primarily in retail banking, mortgage banking, business finance and providing ATM and merchant processing services. NetBank, Inc. wholly owns the outstanding stock of:  NetBank (“NetBank, FSB” or the “Bank”), a federal savings bank; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc. (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation involved in strategic partnering opportunities. NetBank, FSB owns all of the outstanding stock of: Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, NetBank Payment Systems, Inc. (“NPS”), a provider of ATM and merchant processing services for retail and other non-bank businesses, Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider, and Financial Technologies, Inc. (“FTI”), a provider of transaction processing services to financial services companies. NetBank, FSB’s wholesale mortgage division operates as NetBank Funding Services (“Netbank Funding”); its business financing division operates as “NetBank Business Finance”; its automobile financing division operates as “Dealer Financial Services”; and its recreational vehicle financing division operates as “Beacon Credit Services”. The consolidated company is referred to herein as “we,” “us,” “our,”  “NetBank,” or “the Company”.

During the fourth quarter of 2005, FTI, formerly a subsidiary of NB Partners, Inc., became a subsidiary of NetBank, FSB.  Resource Bancshares Mortgage Group, Inc. (“Resource”) and Republic Leasing Company, Inc. (“Republic”), both of which had been subsidiaries of NetBank, FSB, were legally consolidated into NetBank, FSB and ceased to exist as separate corporations during the third quarter of 2004. Republic now operates as the NetBank Business Finance division of NetBank, FSB. During the third quarter of 2004, Meritage became a wholly-owned subsidiary of NetBank, FSB. Meritage was previously a wholly-owned subsidiary of the Company. In addition, during the fourth quarter of 2004, RBMG, Inc., formerly a subsidiary of NetBank, FSB, was legally consolidated into NetBank, FSB. RBMG, Inc. now operates as the NetBank Funding division of NetBank, FSB.

NetBank was founded in October 1996 and completed its initial public offering of stock in July 1997. It is one of the pioneers of the Internet banking industry, and NetBank, FSB is recognized as one of the first successful internet-only banks. Further information regarding the growth of the Company through recent acquisitions is contained in note 2 of the notes to the consolidated financial statements included in this report and is incorporated herein by reference.

Unless otherwise noted, all dollar figures are presented in thousands (000s), except per share data, and net income per share is presented on a diluted basis. All of the Company’s operations and assets are located within the United States of America.

NetBank’s business model has three basic strategies:

Retail Banking—The retail banking segment is comprised of our personal and small business banking operations, automobile financing unit and business financing unit. NetBank, FSB, through its Internet banking operations, operates as an FDIC-insured, federally chartered thrift institution that currently serves approximately 285,669 customers throughout the United States and in more than 90 foreign countries. NetBank, FSB delivers its products and services through remote delivery channels, such as the Internet, telephone and ATMs, that are available 24 hours a day and seven days a week. It does not maintain a branch network to support its banking business. This branchless model provides it with an opportunity to operate with less overhead expense than traditional branch banks. Passing along part of this cost savings to customers through higher deposit rates and better technology has been the cornerstone of our value proposition. NetBank, FSB offers a full line of deposit and loan products, including checking and savings accounts, a small business banking program, online bill payment, auto loans, and financial planning services. The business finance operation generally provides leasing and other equipment or facility-related funds to small- and mid-sized companies across the United States. These business customers generally have annual revenues in the $200,000 to $5 million range and represent a market segment that generally has been underserved by traditional branch banks that tend to pay greater attention to organizations with much larger revenues. The loans and leases generated through the auto lending and business finance units are generally retained to meet the Bank’s investment needs from a Treasury perspective.

Financial Intermediary—The financial intermediary segment houses our mortgage and specialty lending operations. Through the segment’s various loan operations, we serve as an intermediary between consumers and institutional investors. The bulk of the business in this segment relates to mortgage lending, including both conforming and non-conforming products. We obtain mortgage loans by originating loans directly with consumers or through a nationwide network of brokers. We also buy closed loans from a network of correspondent banks, thrifts and independent mortgage companies. The vast majority of these loans are held for sale on the Company’s balance sheet prior to sale into the secondary market. This approach provides us with several strategic advantages including reducing our exposure to credit and interest rate risk because the loans are held for short periods of time. Additionally we earn fees on the loans originated as well as the opportunity for gains on the sale of the mortgage loans or mortgage backed securities.

The Company has diversified the operations of this segment through acquisition to include the origination of loans for recreational vehicles (RVs), boats and personal aircraft. The loans are either retained by the retail banking segment to meet the Bank’s investment needs or sold to investors in the capital markets under the same intermediary strategy the Company employs in its mortgage businesses.

Transaction Processing—The transaction processing segment includes our ATM and merchant processing business, our mortgage servicing division and a number of start-up operations that deliver banking or item clearing functionality to other financial institutions or merchants. We established this segment in 2003 when we made the strategic decision to  leverage many of the core  business competencies residing in the retail banking and financial intermediary segments and market them on a business-to-business basis, thereby providing the Company with additional revenue generating opportunity from existing business activity. Through this segment, we have also been an active acquirer of small, profitable processing businesses that complement our overall business strategy. In late 2003, we acquired an ATM and merchant transaction processing operation. During 2004 and 2005, we grew this operation through acquisition and internal growth, and we intend to continue this strategy in the future. This business now operates 9,649 ATMs across the country, which we have made available to our retail banking customers on a surcharge-free basis. This network of ATMs currently ranks as the second largest bank-operated ATM network in the country.

Segmented Revenue Information

Financial information with respect to our business segments for each of the years ended December 31, 2005, 2004, and 2003, including pre-tax income or loss and total assets, is contained in note 18 of the notes to the consolidated financial statements included in this report and is incorporated herein by reference. The following represents the percentage and amount of our total revenues contributed by our business segments for the years ended December 31:

	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Retail banking	$110,530	40%	$118,140	38%	$110,512	25%
Financial intermediary	144,431	53%	180,147	58%	316,415	74%
Transaction processing	32,869	12%	31,907	10%	20,685	5%
Other/eliminations	(13,527)	(5)%	(18,074)	(6)%	(18,832)	(4)%
Total revenues	$274,303	100%	$312,120	100%	$428,780	100%

Retail Banking Segment

The retail banking segment, through its Internet banking operations (“Internet Bank”), competes in a commoditized, highly competitive marketplace for personal and small business banking relationships. We provide customers in all 50 states  a full line of deposit and loan products along with ancillary account services. It competes head-to-head with large national financial institutions, small community banks and credit unions, and, for certain product relationships, alternative providers, such as brokerages, insurance companies and credit card issuers. However, in contrast to the more traditional brick-and mortar institutions, we operate a branchless business model in which we deliver our products and  services through remote channels, including the Internet, phone, ATM and overnight mail delivery, that depend on technology or a third-party partner’s physical infrastructure. Through this strategy, we have the ability to operate with lower overhead expense than traditional branch-based banks, allowing us to return part of this cost savings to our customers through higher deposit rates, which routinely rank among the top in the country, fewer fees and free account  services, such as online bill payment, account aggregation and ATM access. However, our branchless operations tend to appeal to a more narrow customer base than traditional banks whose branches serve the significant marketing role of being a constant reminder of their brand. The retail banking segment also includes the operations of Dealer Financial Services, NetBank, FSB’s indirect auto lending division, and NetBank Business Finance, NetBank, FSB’s business financing division.

Market Position

When the Internet Bank began operations in 1996, it was one of the early movers in online banking. Its value proposition and product line was differentiated in the marketplace since few direct competitors existed. Its products and services were designed to appeal to a highly targeted group of technology-savvy consumers who seek both convenience and greater economic value. These customers tend to be highly educated,  live in major metropolitan areas, have jobs that typically require travel, and usually rely on technology devices as a means to improve their productivity and stay connected to their business or home.

Its typical customer fits the following profile:

•       Late 30s to mid 40s in age

•       Married with children

•       Two income household

•       Homeowner

•       College educated

•       Well-defined long-term financial goals

The market for online banking has grown exponentially since 1996, and we believe that online banking has reached critical mass acceptance today. According to a November 2004 study by the Pew Internet and American Life Project, approximately 50% of all U.S. Internet users now bank online—making it the fastest growing online activity the annual survey measures. Jupiter Research estimates that 35 million or approximately one-third of all U.S. households banked online at the end of 2004.

The Internet Bank has seen increased competition as consumer demand has grown. Over the past several years, large national banks have deployed and aggressively promoted their own online banking platforms. These competitors have improved their functionality and dropped the fees they used to charge for the channel in an effort to compete more effectively with our offering. These institutions were arguably motivated by the characteristics of the typical online banking customer. Independent market research continues to show that online banking customers tend to be more profitable than offline customers due to the simple fact that these customers are able to help themselves and conduct their transactions electronically without the assistance of a teller in a branch. In addition, online banking customers tend to have lower attrition rates than offline customers. In addition, we have seen increased competition from credit card companies and insurance providers who are actively promoting high-yield money market accounts online today.

The increased competition from large national banks and others has affected the Internet Bank’s ability to differentiate itself in the marketplace. Previously, it was able to compete more effectively on convenience and price. Although competitors have now closed the gap in terms of convenience, we still have an opportunity to differentiate our banking products and services in the marketplace. Management believes it can continue to compete effectively by combining its pricing advantages with focuses on:

•       ease of use

•       bundled product offerings, and

•       highly integrated technology.

Products & Services

The Company’s goal is to be a trusted, comprehensive financial services partner to its customers. In order to achieve this goal and to deliver fully on our strategy of building long-term, multi-product customer relationships, we must offer a complete line of deposit accounts and loan products. Moreover, given the profile of our chosen customer segments, it is critical for us to support these products through ancillary services that are highly flexible and easy to use.

In certain instances, we may identify a product or service we wish to offer that rests outside of our core business competencies. In such cases, we will make it available to our customer through a partnership with a provider that specializes in that particular area of business. This approach allows us to minimize our risks and take advantage of the partner’s scale and prowess. Our credit card services in which we partner with MBNA America Bank, online and brokerage offerings in which we partner with UVest and online bill payment service in which we partner with  CheckFree Corporation are examples of this strategy. The partnerships also provide us with additional revenue opportunities. To mitigate some of the inherent reputation risk, we maintain service level agreements with substantially all of our specialty service providers and monitor the solvency of such providers on a periodic basis as part of our vendor management process.

Our full line of financial products and services include the following:

FDIC-insured products include:

•       Individual and small business checking accounts

•       Individual and small business money market accounts

•       Individual and small business certificates of deposit

Additional products include:

•       IRAs

•       Mortgages

•       Home equity loans and lines of credit

•       Auto loans

•       Boat, personal aircraft and recreational vehicle loans

•       Credit cards

•       Overdraft protection

•       Brokerage

•       Financial planning

•       Homeowners and automobile insurance

•       Small business payroll services

•       Business equipment leasing

•       Foreign currency exchange

Ancillary services include:

•       Online bill payment and presentment

•       Online check imaging

•       Online statements

•       Online account funding

•       ATM cards

•       ATM deposit-gathering

•       VISA® Check Card

•       Wireless account access

•       Account aggregation

•       Consumer credit report monitoring

Marketing Efforts

The Internet Bank presently attracts the majority of its new banking customers through highly targeted online advertising campaigns. We invest the majority of our marketing dollars in online advertising as this channel has proven more efficient and economical than more traditional offline promotional vehicles in reaching our targeted customer base. The Internet Bank also relies on marketing alliances with other businesses to reach prospective customers.

The Internet Bank’s online advertising efforts tend to focus on key word searches in various search engines or high-traffic, financial-related sites. Campaigns on these sites are typically presented in banner advertisements that promote a specific product or service along with a cash incentive for first-time customers. Campaigns may also center on sponsorship of an area of the site or specific content. Online advertising costs have risen over the past 18 to 24 months as new entrants into the marketplace and heightened competition for deposit dollars among banks have fueled the increase.

The Internet Bank also has a sales force that pursues affinity marketing alliances with other businesses. Its alliance partners agree to promote certain products and services to their customer bases in exchange for a fee on each successful lead they generate. These partnerships provide us with a highly cost-effective means of marketing to select, targeted groups of consumers. In turn, our partner is able to offer its customer value-added services while generating additional revenue. We often partner with companies that have customer loyalty programs through which their customers earn additional program points by signing up for one of our services. For example, we currently have an affinity program  with Delta Airlines through which Delta frequent flyers receive SkyMilesSM when they open and fund an account with us.

We measure the effectiveness of all of our marketing efforts continuously and make adjustments as needed. This process includes proprietary practices that involve the analysis of pull-through rates on applications, the type of customer relationships being established, the expected economics of the relationship over time, and the cost to acquire it.

Significant cross-selling opportunities also exist for the Internet Bank through the Company’s various lines of business. The Company’s mortgage and auto lending operations assist tens of thousands of customers each year. The Internet Bank actively promotes additional banking products and services through these channels whenever possible.

Security & Technology

Online security and protection of customers’ sensitive personal data is critical to our success. We maintain state-of-the art technology and prevailing industry standards to ensure a safe, secure business environment. Data is encrypted and exchanged only over secure connections. The Internet Bank’s operating system does not connect directly to the Internet. It is isolated and protected by “firewalls” that comply with National Computer Security Association standards. We also seek to mitigate our exposure to security risks through continuous monitoring and testing of our systems in an effort to identify irregularities or potential weaknesses. These tests include annual disaster recovery exercises by the Company and its key vendors.

The Company uses a hybrid approach in acquiring technology to run its operations. Although we may develop proprietary applications for certain services, we typically partner with specialty technology providers and work to customize the partner’s existing solution to meet our needs. This outsourced approach is less capital intensive and allows us to take advantage of the partner’s larger infrastructure and operating scale. In addition, we are able to switch to another provider in the future if a competing, more compelling technology emerges.

We do not sell or disclose information on our customers to other businesses for third-party marketing activities. Although we occasionally work with business partners to facilitate transactions on behalf of our customers, any information that we share is strictly for use in fulfillment of the transaction. For example, our online bill payment system is facilitated by a business partner. The partner is restricted from soliciting our customer directly or from providing any information on the customer to another business for such purposes.

Lending & Investment Activity

The deposits of our retail banking segment are used to fund the origination of assets that can be sold into the capital markets. The retail banking segment lends money on an intra-company basis to several lending units in the financial intermediary segment. These operations include Market Street and Meritage, as well as NetBank Funding and Beacon Credit Services, divisions of NetBank, FSB. These businesses originate residential mortgage, recreational vehicle, marine and personal aircraft loans. Their production is typically sold into forward commitments within the secondary market.

We believe this investment strategy has several advantages. Credit and interest rate risks are reduced because loans are typically sold into the capital markets within 30 to 90 days, thereby limiting exposure to this period. Once the loans are sold, the proceeds can then be reinvested in new originations.

Additionally, the retail banking segment maintains a loan and investment portfolio separate from the funding lines for the financial intermediary segment. The retail banking segment chooses to retain loans made to its core customers. By retaining the loans or servicing rights, we can continue to own the relationship and ensure a more consistent, higher-quality customer experience. If the asset was sold to another provider, then we could not guarantee consistent service or prevent the other provider from cross-selling our customer its own products and services. In addition, from time to time the retail banking segment retains certain mortgage and Home Equity Line of Credit (“HELOC”) products originated by the financial intermediary segment because those products meet certain risk-adjusted return and duration criteria. Likewise, through its NetBank Business Finance and Dealer Financial Services divisions, the retail banking segment originates small-ticket business leases and loans and auto loans for investment in its portfolio.

The retail banking segment must invest excess liquidity it cannot actively deploy through its lending operations. Management believes that deposits are likely to grow more quickly over time than our lending operations’ need for additional funding. Consumer demand affects production within these businesses. In a rising interest rate environment, the lending operations tend to experience lower production levels and, therefore, have reduced funding needs. During these times, the retail banking segment must shift liquidity into other investments to attempt to offset the corresponding drop in earnings from the lending businesses. Further, the Company owns certain mortgage-backed securities as part of its asset and liability management activities.

Servicing Asset

The Company maintains a sizeable portfolio of mortgage servicing rights (“MSRs”), primarily with respect to agency-eligible loans that were securitized and sold by the Company as described below. This servicing asset is a natural economic hedge against our mortgage origination operations, since MSRs tend to increase in value in a rising interest rate environment when origination volumes tend to decline and mortgage lending profitability comes under pressure.

To serve as a more effective hedge, we believe that the size of our servicing portfolio should approximate two-times peak or four-times trough of our annual mortgage production. This implies a general target range of $25 to $30 billion. The portfolio was $13.3 billion at year-end 2005.

While the Company services loans, we earn servicing revenue (usually stated as a percent of the outstanding principal balance). We earn late charges assessed to borrowers on payments not paid when contractually due. We also receive a float benefit from escrow accounts for taxes and insurance and for collections of principal and interest that have not yet been passed on to the investor. The retail banking segment pays the transaction processing segment an inter-segment subservicing fee for the servicing of the underlying loans.

As a servicer of mortgage loans underlying mortgage-backed securities, we are obligated to make timely payments of principal and interest to security holders, whether or not such payments have been made by mortgagors on the underlying mortgage loans. Similarly, in the event of foreclosure, we are responsible for covering with our own funds principal and foreclosure costs to the extent not covered by mortgage insurance or an FHA or VA guarantee.

The following table shows the delinquency percentages (excluding bankruptcies and foreclosures) of the Company’s portfolio of MSRs (excluding loans serviced under subservicing agreements). We believe the recent increase in delinquencies can be attributed to new bankruptcy legislation enacted in late 2005 as well as the impact recent hurricanes may have had on borrowers.

	December 31,
Days Delinquent	2005	2004	2003
30 days	5.04%	3.70%	2.99%
60 days	1.28%	0.90%	0.71%
90 + days	2.23%	0.94%	0.45%
Total delinquencies	8.55%	5.54%	4.15%

At December 31, 2005, the portfolio of MSRs had an underlying unpaid principal balance of $13.3 billion with book value of $202 million. The portfolio had a weighted average note rate of 5.89%. As more fully described in note 3 of the notes to the consolidated financial statements included in this report, we account for all MSRs at the lower of cost or market on an aggregate basis. For purposes of managing risk, we segregate our owned portfolio of MSRs into two tranches: available for sale and held for sale. The available for sale portfolio contains those rights which we intend to hold as longer-term investments. The held for sale portfolio contains rights generated as a by-product of recent production which we intend to sell, generally within 120 days. The held for sale portfolio is generally not as susceptible to changes in interest rates and other market factors as the available for sale portfolio since the held for sale rights are generally allocated to a specific forward sales contract.

The following tables provide information regarding our available for sale portfolio of MSRs at December 31, 2005:

Year of Origination	Number of Loans	Percentage of Total Loans	Aggregate Unpaid Principal Balance	Percentage of Unpaid Principal Balance
1995 or earlier	2,790	2.7%	$97,620	0.7%
1996	326	0.3%	22,523	0.2%
1997	952	0.9%	67,502	0.5%
1998	1,948	1.9%	150,441	1.1%
1999	1,130	1.1%	77,452	0.6%
2000	177	0.2%	11,828	0.1%
2001	854	0.8%	77,206	0.6%
2002	12,331	12.1%	1,418,667	10.8%
2003	44,436	43.7%	6,027,966	45.9%
2004	28,781	28.2%	4,174,260	31.7%
2005	8,313	8.1%	1,030,061	7.8%
Total	102,038	100.0%	$13,155,526	100.0%

Loan Type	Number of Loans	Aggregate Unpaid Principal Balance	Weighted Average Coupon	Weighted Average Service Fee
Conventional fixed	95,523	$12,112,491	5.95%	0.317
Conventional arms	3,706	637,010	4.67%	0.295
FHA	2,098	233,732	5.99%	0.535
VA	360	42,626	5.75%	0.463
Jumbo	5	1,801	5.89%	0.250
Seconds	59	1,521	8.83%	0.467
Other	287	126,345	5.89%	0.326
Total	102,038	$13,155,526	5.89%	0.320

Since the Company’s available for sale MSRs are held as longer-term investments, they are subject to interest rate (prepayment) risk. During periods of declining interest rates, prepayments of mortgage loans increase as homeowners seek to refinance at lower rates, resulting in a decrease in value of the related MSRs. Mortgage loans with higher interest rates are more likely to result in prepayments. The following table sets forth certain information regarding the aggregate unpaid principal balance of mortgage loans underlying the Company’s tranche of available for sale MSRs. The table includes both fixed and adjustable rate loans at December 31, 2005:

Mortgage Interest Rate	Loans	Aggregate Unpaid Principal Balance	Percentage of Total Unpaid Principal Balance
Less than 5.00%	6,673	$1,013,591	7.7%
5.00% to 5.49%	14,199	1,995,468	15.2%
5.50% to 6.00%	32,426	4,717,668	35.9%
6.00% to 6.49%	23,671	3,039,579	23.1%
6.50% to 6.99%	13,550	1,450,906	11.0%
7.00% to 7.49%	5,578	502,276	3.8%
7.50% to 7.99%	3,573	290,518	2.2%
Greater than 8%	2,368	145,520	1.1%
Total	102,038	$13,155,526	100.0%

The following table sets forth the geographic distribution of the aggregate unpaid principal balance of mortgage loans underlying the Company’s tranche of available for sale MSRs at December 31, 2005:

State	Loans	Aggregate Unpaid Principal Balance	Percentage of Total Unpaid Principal Balance
Georgia	9,502	$1,280,844	9.7%
Minnesota	9,691	1,171,440	8.9%
Massachusetts	4,419	775,386	5.9%
California	5,346	983,400	7.5%
Florida	6,578	822,376	6.3%
Maryland	3,676	585,134	4.4%
Illinois	4,786	643,754	4.9%
Missouri	5,565	598,038	4.5%
Colorado	2,685	432,850	3.3%
Ohio	4,125	453,682	3.4%
All others	45,665	5,408,622	41.2%
Total	102,038	$13,155,526	100.0%

To help the Company manage risk related to prepayments in its portfolio of MSRs, the Company has purchased interest-rate floor contracts, which provide an interest rate differential on a fixed portion of the portfolio in the event interest rates fall below a certain level, interest rate caps, interest rate swap transactions, and forward purchase contracts on Fannie Mae to-be-announced mortgage-backed securities (“FNMA TBA”). For a more detailed discussion of derivative instruments we have purchased to hedge interest rate risk associated with our portfolio of MSRs, see note 21 of the notes to the consolidated financial statements included in this report.

In those cases where the Company sells its MSRs on a flow basis or in bulk sales, we may temporarily subservice the loans until the servicing files are transferred to the acquirer of the MSRs. Likewise, the Company subservices loans on behalf of other third parties pursuant to subservicing agreements. Further, certain whole loan sale agreements require us to subservice the loans for several months after sale date. Those subservicing agreements provide for compensation to the Company usually on a monthly per loan basis. At December 31, 2005, the Company was subservicing 6,624 loans under such subservicing arrangements with an aggregate unpaid principal balance of $907 million.

Financial Intermediary Segment

The financial intermediary segment originates and purchases loans to be aggregated and re-sold into the secondary markets in the form of mortgage-backed securities or whole loans. The servicing of such loans is sold on a flow or bulk sale basis to external and internal customers. The financial intermediary segment principally originates (for purposes of this discussion the term “originate” is used to describe both the origination and the purchase of loans) 1-4 family, first and second mortgage loans. Additionally, on a smaller scale, NetBank originates loans collateralized by boats, personal aircraft and recreational vehicles through its Beacon Credit Services division, which it acquired in July 2004. See note 2 of the notes to consolidated financial statements included in this report for additional details regarding this acquisition.

NetBank originates agency-eligible mortgages via its 97 retail branches, operated by its subsidiary Market Street, or its nationwide network of 6,562 brokers and 913 correspondents, operated by its NetBank Funding division. The same channels also originate alternative product—grade A (“Alt A”) and jumbo loan products which generally conform to agency standards from a credit standpoint, but do not conform to documentation, size or certain other agency standards. In addition, we originate non-conforming mortgages through a nationwide network of 14,994 brokers, operated by our subsidiary, Meritage. For the year ended December 31, 2005, we originated $10.1 billion of conforming mortgage loans and $3.2 billion of non-conforming mortgage loans.

Agency-eligible mortgage loans are those mortgage loans that meet the size, documentation, borrower and credit standards to qualify to be pooled into mortgage-backed securities guaranteed by government sponsored enterprises, such as Fannie Mae, Freddie Mac and Ginnie Mae.

After the sale or securitization of agency-eligible mortgage loan production, NetBank, in some cases, continues to service mortgages on behalf of the permanent investor. Servicing activities include collecting and remitting mortgage loan payments, accounting for principal and interest, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making inspections of the mortgaged premises as required, making advances to cover delinquent payments, supervising foreclosures and property dispositions in the event of unremedied default, and generally administering agency-eligible mortgage loans. Under our internal reporting structure, the servicing assets retained for internal investment are deemed to be “sold” to the retail banking segment, and the revenues generated from servicing activities are included in the transaction processing segment.

Alt A, jumbo and non-conforming mortgage loans, which are not eligible to be securitized by the aforementioned government sponsored enterprises, are sold to private whole loan investors and private-label mortgage conduits. From time to time, NetBank sells a portion of its agency-eligible product on a whole loan sale basis to investors if its best execution models indicate that to be more economically beneficial.  We generally do not retain an interest in Alt A, jumbo, or non-conforming mortgages once they are sold.

NetBank also sells its entire range of mortgage competencies on a private-label basis to financial institutions that lack the knowledge or infrastructure to originate mortgage loans themselves. NetBank has partnered with the Independent Community Bankers of America (“ICBA”) to offer mortgage services to ICBA’s 5,000 community bank members.

Mortgage Loan Production Channels

Retail Production.   Through Market Street, we offer mortgage products directly to consumers through 97 retail mortgage branches located in 19 states. Market Street maintains relationships directly with realtors and builders to focus on purchase mortgage transactions (as opposed to refinancing transactions) business. We also offer construction-to-permanent loans enabling consumers to finance the construction and permanent financing of their new home in one seamless transaction. Although production costs in our retail channel are higher than in the correspondent and broker channels, the retail channel offers us higher margins than those other channels. Likewise, the retail channel offers a direct relationship with the customer, which allows for more potential cross-selling of other products and services to the customer. Market Street’s production is less affected by cyclical trends that affect the volumes and margins in the correspondent and wholesale channels because a larger portion of Market Street’s volume comes from home purchase transactions.

In its retail offices, Market Street’s representatives take mortgage applications, process and underwrite the loans, and fund the approved loans. At its home office in Clearwater, Florida, Market Street performs quality control tests, secondary marketing operations.

Correspondent Production.   NetBank Funding acquires recently originated mortgages from a nationwide network of correspondent lenders. Correspondents are primarily mortgage lenders, mortgage brokers, savings and loan associations and small commercial banks. At December 31, 2005, the Company had approximately 913 correspondents originating mortgage loans in 48 states and the District of Columbia. Agency-eligible residential loan production by correspondents is widely dispersed, with the top 20 correspondents supplying the Company with 30% of its dollar volume of correspondent loans.

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

All loan applications are subject to NetBank Funding’s underwriting criteria and the guidelines set forth by the FHA, VA, Ginnie Mae, Fannie Mae, Freddie Mac or private investors, as applicable. NetBank Funding or the correspondent, in the case of a correspondent with delegated underwriting authority, verifies, as appropriate for the loan type, each applicant’s income and bank deposits, as well as the accuracy of the other information submitted by the applicant, and obtains and reviews a credit report from a credit reporting agency, a preliminary title report and a real estate appraisal. Generally, delegated underwriting authority is granted by NetBank Funding to its larger correspondents that meet specified financial strength, delinquency ratio, underwriting and quality control standards.

With respect to FHA and VA loans, HUD and the VA, respectively, have established approval guidelines for the underwriting of loans to be covered by FHA insurance or a VA guaranty. The Company is approved by both HUD and the VA to underwrite FHA and VA loans submitted by specified correspondents and wholesale brokers. We purchase FHA and VA loans only from those correspondents who are approved to underwrite FHA and VA loans and from those correspondents for whom we have been approved to underwrite FHA and VA loans.

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

NetBank Funding processes wholesale loans through regional operations centers. At December 31, 2005, NetBank Funding had three regional operations centers serving 6,562 brokers. These centers are located in Portland, Oregon; St. Louis, Missouri; and Jacksonville, Florida. Although maintaining regional operations centers involves the incurrence of fixed expenses associated with maintaining those offices, wholesale operations generally provide for higher profit margins than correspondent loan production. Additionally, each regional operations center can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants. NetBank Funding’s Internet site is also available to its brokers with the same features and benefits for brokers as enumerated above for the correspondent lending program.

Non-conforming Production.   Through Meritage, we originate mortgage loans that normally will not qualify to be pooled into agency-eligible mortgage-backed securities due to loan size, the extent of loan documentation, or borrower credit. Meritage originates such non-conforming mortgages through a nationwide network of brokers. Meritage underwrites and processes loans at two regional processing centers located in Portland, Oregon and Jacksonville, Florida. All non-conforming loans are sold into the secondary market for cash, and Meritage retains no recourse risk beyond that associated with normal seller representations and warranties.

Non-conforming mortgage loans are more expensive to process than agency-eligible mortgage loans. However, the margin on sale makes these products generally our highest profit mortgage offering. Likewise, the majority of the loans funded through Meritage’s non-conforming channel are home purchase mortgage loans as opposed to refinance transactions. Accordingly, Meritage’s production volumes tend to be less cyclical than the volumes in NetBank’s correspondent and wholesale channels.

The following summarizes NetBank’s production volumes by channel for the year ended December 31:

	2005	2004	2003
Retail	$3,504,757	$2,510,558	$3,059,215
Correspondent	3,799,040	4,871,980	8,239,984
Wholesale/broker	2,774,182	3,263,638	5,404,629
Total agency-eligible	10,077,979	10,646,176	16,703,828
Non-conforming	3,185,732	2,986,768	2,217,928
Total	$13,263,711	$13,632,944	$18,921,756

We have a quality control program to monitor compliance with our established lending and servicing policies and procedures, as well as with applicable laws and regulatory guidelines. We believe that the implementation and enforcement of our comprehensive underwriting criteria and quality control program are significant elements in our efforts to purchase high-quality mortgage loans and servicing rights. Our quality control department examines loans in order to evaluate the loan purchasing function for compliance with underwriting criteria. The quality control department also reviews loan applications for compliance with federal and state lending standards, which may involve re-verifying employment and bank information and obtaining separate credit reports and property appraisals.

NetBank purchases and originates a variety of mortgage loan products that are designed, in conjunction with the requirements of prospective purchasers of such loans, to respond to consumer needs and competitive factors. In addition to 15-year and 30-year conventional mortgage loans and 15-year and 30-year FHA loans and VA loans, we purchase and originate products designed to provide lower interest rates to borrowers or lower principal and interest payments by borrowers, including balloon mortgage loans that have relatively short terms (i.e., five or seven years) and longer amortization schedules (i.e., 30 or 40 years) and adjustable rate mortgage (“ARM”) loans. The Company also originates interest only loans and option ARM’s, which allow the borrower some flexibility in changing his or her monthly payment as circumstances change. The Company also purchases and originates mortgage loans featuring a variety of combinations of interest rates and discount points so that borrowers may elect to pay higher points at closing and less interest over the life of the loan, or pay a higher interest rate and reduce or eliminate points payable at closing. The portion of total loans held for sale at any time that consists of a particular product type depends, among other factors, primarily upon the interest rate environment at the time such loans are originated.

The following is a summary of NetBank’s mortgage loan production for 2005, 2004 and 2003 by major product type.

	Year Ended December 31,
	2005	2004	2003
Conventional Loans:
Volume	$7,837,684	$7,399,350	$11,822,919
Percentage of total volume	59%	54%	63%
FHA / VA Loans:
Volume	$1,602,372	$1,920,675	$2,901,475
Percentage of total volume	12%	14%	15%
Other Loans:
Volume	$637,923	$1,326,151	$1,979,434
Percentage of total volume	5%	10%	10%
Non-conforming Loans
Volume	$3,185,732	$2,986,768	$2,217,927
Percentage of total volume	24%	22%	15%
Total Loans:
Volume	$13,263,711	$13,632,944	$18,921,756
Percentage of total volume	100%	100%	100%
Average loan size	$142	$140	$141

The following table shows the geographic distribution of NetBank’s mortgage loan production volume for the year ended December 31, 2005:

State	Amount	Percentage of total
Florida	$1,975,845	14.9%
Georgia	1,268,798	9.6%
California	1,188,615	9.0%
Illinois	762,123	5.7%
Texas	613,465	4.6%
Maryland	583,570	4.4%
Missouri	504,101	3.8%
Arizona	503,874	3.8%
Minnesota	495,149	3.7%
Massachusetts	460,654	3.5%
All others	4,907,517	37%
Total	$13,263,711	100%

Sale of Residential Loans

NetBank customarily sells fixed rate agency-eligible mortgage loans that it originates, retaining the mortgage servicing rights, which may be sold separately or retained by NetBank. Under ongoing programs established with Fannie Mae and Freddie Mac, NetBank aggregates such conforming conventional loans into pools that are assigned to Fannie Mae or Freddie Mac in exchange for mortgage-backed securities. NetBank’s FHA mortgage loans and VA mortgage loans are generally pooled and sold in the form of Ginnie Mae mortgage-backed securities. NetBank pays specified fees to Freddie Mac, Fannie Mae or Ginnie Mae, as applicable, in connection with these programs. NetBank then sells Freddie Mac, Fannie Mae and Ginnie Mae mortgage-backed securities to securities dealers. Substantially all of our agency-eligible mortgage loans qualify under the various Fannie Mae, Freddie Mac and Ginnie Mae program guidelines, which include specific property and credit standards, including a loan size limit. Depending on market conditions for conforming loans and the related servicing rights, NetBank from time to time will sell a portion of its conventional loan production in whole loan sales to other conventional loan seller/servicers to optimize its overall execution into the secondary markets. In addition to agency-eligible mortgage loans, our conforming channel originates Alt A, jumbo, and other mortgage loan products that generally meet the credit standards of agency-eligible products, but do not meet the documentation, loan size, product description or other characteristics of agency-eligible loans. These loans are sold to whole loan investors generally on a servicing-released basis. Depending on our desire for earning assets, NetBank retains certain mortgages, primarily adjustable rate mortgages, second mortgages and HELOCs, for long-term investment. During 2005, we retained mortgages with principal balances aggregating $200 million.

We customarily sell non-conforming mortgage loans to private investors through whole loan sales for cash and retain no residual interests.

In the case of conventional loans, subject to the obligations of any primary mortgage insurer, NetBank is generally at risk for any mortgage loan default until the loan is sold (typically less than 90 days). Once NetBank sells the loan, the risk of loss from mortgage loan default and foreclosure generally passes to the purchaser or insurer of the loan. In the case of FHA and VA loans, NetBank has, from the time such a loan is originated or purchased until the first borrower payment is due, a minimum of 31 days to request insurance or a guarantee certificate. Once the insurance or the guarantee certificate is issued, NetBank has no risk of default, except with respect to certain losses related to foreclosures of FHA mortgage loans and losses that exceed the VA’s guarantee limitations. In connection with NetBank’s loan exchanges and sales, NetBank makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards and as to accuracy of information. NetBank may become liable for certain damages or may be required to repurchase such loans and bear any potential related loss on the disposition of those loans. Typically, with respect to loans that NetBank repurchases, NetBank corrects the flaws that had resulted in the repurchase, and the loans are resold in the market or are repurchased by the original correspondent pursuant to the prior agreement. A reserve for losses on future expected repurchases is maintained and is more fully described in notes 3 and 19 of the notes to the consolidated financial statements included in this report.

The sale of mortgage loans may generate a gain or loss to NetBank. Gains or losses result primarily from two factors. First, we may originate or purchase a loan at a price (i.e., interest rate and discount) that may be higher or lower than we would receive if it immediately sold the loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses upon the sale of loans may result from changes in interest rates, which cause changes in the market value of the loans, or commitments to originate loans, from the time the price commitment is given to the customer until the time we sell the loan to an investor.

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

In connection with its agency-eligible mortgage loan sale program, which involves the sale of mortgage loans and mortgage-backed securities on a forward or other deferred delivery and payment basis, we have credit risk exposure to the extent purchasers are unable to meet the terms of their forward purchase contracts. As is customary in the mortgage industry, none of the forward payment obligations of any of our counterparties is secured; however, we attempt to limit our credit exposure on forward sales arrangements by entering into forward sales contracts solely with institutions that we believe are sound credit risks and by limiting exposure to any single counterparty by selling to a number of investors. Our current policy subjects any prospective counterparty to a review of its financial condition prior to our entering into any sales contract. At the time of the financial condition review, a limit for potential exposure to that counterparty will be established, which is then reviewed from time to time, but no less often than annually, to assure that the financial condition of the counterparty remains at levels acceptable to the company. All counterparties are obligated to settle such sales in accordance with the terms of the related forward sale agreement.

Transaction Processing Segment

We offer a growing line of financial related transaction processing services to merchants, community banks and other organizations. Many of these services are offered on a private-label basis.

Current offerings include:

•       ATM services

•       Point of Sale (“POS”) transaction processing

•       Mortgage servicing

•       Online banking programs

•       Payment and deposit processing

•       Insurance services

We intensified our efforts to diversify into this segment in late 2003. Management had previously identified this segment as a significant growth prospect since the segment has an attractive earnings profile with minimal capital requirements. Management believes investors will value income from this segment more favorably than earnings from our retail banking and financial intermediary segments over time, since transaction processing-related income tends to be more stable and predictable with a generally higher long-term cyclical growth rate.

We have made a number of strategic acquisitions to increase the services we offer. In late 2003, we acquired an ATM and merchant processing business. This acquisition serves as the model for the types of transactions management will continue to pursue for this segment, which provided us with a new line of business that complemented our transaction processing strategy and dovetailed with our other operating segments. We have branded the majority of the approximately 9,650 ATMs in our ATM servicing network and made them available on a surcharge-free basis to our retail banking customers. This network ranks as the second-largest bank-operated network. According to internal research, we now provide our banking customer access to more surcharge-free machines than any other U.S. bank except one.

We also were able to develop its transaction processing operations by leveraging core competencies that already existed within its other segments. These competencies have simply been packaged and marketed to other banks or financial institutions on a business-to-business basis. Our decision to market the small business online banking platform that we developed for its own banking customers is a good example of this approach.

Management does not believe its strategy of re-selling our core competencies will greatly undermine the ability for our own direct-to-consumer operations to compete and grow market share. The small community banks and credit unions that are interested in our transaction processing services generally cater to a different consumer demographic and market segment than our retail banking operations reach.

The overall landscape for our transaction processing initiatives is fairly crowded and competitive. Within each line of business, we compete against a few larger, well-known providers. However, we seek to focus on an underserved niche of smaller businesses or banks that the larger competitors generally do not pursue on a proactive basis. Management believes this focus will ultimately be successful.

Procedures for Determining the Adequacy of the Allowance for Credit Losses

We consider each of our portfolios of first mortgages, second mortgages, HELOCs, consumer loans, and auto loans as being respective portfolios of homogeneous assets. We evaluate the adequacy of our allowance for each of these portfolios based on the risk characteristics of each portfolio taken as a whole. Additionally, we review the delinquency status of each of the loans within the portfolio and classify it as “Pass,” “Special Mention,” “Substandard,” “Doubtful” or “Loss” based on delinquency status. Allowance percentages are applied to each risk category. We generally provide allowances of 15%, 50% and 100% for loans classified “Substandard,” “Doubtful” and “Loss”, respectively. For “Pass” and “Special Mention” credits, we review loss estimates made by rating agencies for securitizations of loans of similar type and determine a range of life of loan losses for each group of mortgage loans and HELOCs. For auto loans, we provide, at a minimum, allowances based upon loss estimates for the succeeding twelve months for each vintage year of production. We select our point estimate in that range based upon the seasoning of the groups of loans in our portfolio including the age of the respective portfolios, incidence of default, and loss severity to date. We maintain a database of vintage year loss history on loans in our portfolio we originated. When our vintage analysis has adequate statistical data on the loss behaviors of loans that it produced and retained, we will supplement the data used from rating agencies with our own experience and use the combined data to estimate expected losses.

We review large loans, including the loans within our commercial loan portfolio, for collectibility on a loan and lease level basis. Specifically, we  review collateral appraisals, current rent rolls, cash projections and financial statements for each property. Guarantor financial statements are reviewed where appropriate. The Company then classifies each loan as “Pass,” “Special Mention,” “Substandard,” “Doubtful” or “Loss”, as appropriate, and applies percentages or ranges of allowances to each classification.

For lease receivables, we use its historic “vintage analysis” to estimate probable losses for leases originated by our NetBank Business Finance division. In the past, we acquired certain leases from an outside third party that were guaranteed by various sureties. We are currently in litigation with the sureties on those leases. See Item 3. “Legal Proceedings” and note 19 of the notes to the consolidated financial statements included in this report for information related to those leases. See the headings “Financial Condition—Loans and Lease Receivables” and “Asset Quality and Non-performing Assets” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional qualitative and quantitative information regarding the Company’s allowance for credit losses including information regarding management estimates as to the sufficiency of the allowance for credit losses.

Seasonality

Our Company is impacted to a certain degree by seasonal trends, particularly within the residential mortgage banking industry and the financial intermediary segment. These trends reflect the general pattern of resale of homes, which typically peaks during the spring and summer seasons and declines to lower levels from mid-November through January. Refinances tend to be less seasonal and more closely related to changes in interest rates.

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

These advantages have diminished and we have seen the competitive landscape for online financial services change dramatically over the past several years as traditional branch banks, insurance companies, brokerage and specialty lenders began to offer online services generally or as niche products and services. Initially, traditional branch banks charged a fee for their service since it represented an additional, incremental cost to the bank. Within the last several years, these banks have generally dropped these fees. Many of these banks now recognize that online banking customers tend to be more profitable and loyal than traditional branch-based customers. Industry research has shown that online customers generally maintain higher balances, require less customer support and have lower attrition rates than their offline counterparts. In addition, these institutions are competing more effectively on customer experience and convenience by highlighting their combination of branches and online functionality as some customers view this combination as more valuable than the higher deposit rate we and others are able to pay.

Similarly, insurance companies, brokerages and specialty lenders that have entered the market for online banking services have become extremely competitive on price. These institutions are generally originating higher-yield, non-mortgage assets, which gives them the ability to pay a higher rate for deposits than a provider such as us that primarily invests their deposit dollars in mortgages or auto loans.

Today, the Company competes directly with large national banks, community banks, credit unions and non-traditional banking providers. As these institutions have closed the gap on the convenience front, the Company has found that it is competing more frequently on price alone. The Company does not consider price leadership a viable or prudent marketing strategy over the long term. Higher deposit rates may not be compelling enough to convince the average consumer to choose a branchless bank over a traditional bank that can provide branches and an online offering.

Management believes the Company has an opportunity to gain a competitive advantage in the future by focusing on bundled product offerings, ease of use and highly integrated technology, but there can be no assurance that the Company’s efforts will be successful.

Financial Intermediary

The mortgage banking industry is highly competitive. The Company competes with financial institutions, mainly mortgage banking companies, commercial banks and savings and loan associations and, to a lesser extent, credit unions and insurance companies. We compete principally by purchasing or originating a variety of mortgage loans, emphasizing the quality of its service and pricing the loans at competitive rates. Many of our competitors may have greater financial resources, better operating efficiencies and longer operating histories than the Company. Many of the nation’s largest mortgage banking companies and commercial banks have a significant number of branch offices in areas in which our correspondents and wholesale regional operations centers operate. Increased competition for mortgage loans from larger lenders may result in a decrease in the volume of loans purchased or originated by us, thereby likely reducing our revenues. At the same time, Fannie Mae and Freddie Mac are developing technologies and business practices that could reduce their reliance on large mortgage banking companies for loan production and enable them to directly access smaller producers for volume. Due to the current highly competitive market-pricing environment, we may be unable to achieve its planned level of originations or consummate acquisitions of MSRs at a satisfactory cost. We do not have a significant market share of mortgage banking activities in the areas in which it conducts operations.

Due to the foregoing considerations, there can be no assurance that we will be able to continue to compete successfully in the markets it serves. Inability to compete successfully would have a material adverse effect on the results of operations and financial condition of the Company.

Transaction Processing

The transaction processing marketplace is highly competitive and fairly fractured, with a few large and well-known providers dominating in different areas of specialty. We are competing in a number of emerging markets, such as electronic deposit and payment clearing. However, larger providers are also targeting these markets for growth. The Company believes it can compete effectively by catering to smaller companies who are unlikely to attract the interest of these larger providers.

The Company does operate in one marketplace that is generally more mature. The ATM processing industry is fairly saturated. In 2004 and 2005, there was significant consolidation among providers. Our ATM operation participated in the consolidation by acquiring the servicing contracts for a number of smaller, independent ATM networks. These additions led to greater scale and efficiency improvements, and we believe the operation is well positioned for continued growth. At year-end, the operation had 9,649 ATMs and 2,367 merchant processing terminals in deployment.

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

We own the Internet domain names “netbank.com” and “netbankinc.com” as well as other domain names related to the businesses we operate. Domain names in the United States and in foreign countries are regulated, but the laws and regulations governing the Internet are continually evolving. NetBank actively monitors the use of potentially infringing names on the Internet and takes action to protect its intellectual property rights.

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

Savings and loan holding companies and their subsidiaries are prohibited from engaging in any activity or rendering any services for or on behalf of their savings institution subsidiaries for the purpose or with the effect of evading any law or regulation applicable to the institution. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that are designed to protect the holding company’s savings institution subsidiaries. However, if the holding company owns only one insured institution (a unitary holding company) and was in existence prior to May 4, 1999, the SLHCA and the FICG impose no such restrictions on the activities of its non-bank subsidiaries, provided that the lone savings institution satisfies the qualified thrift lender test (discussed below). Moreover, a unitary holding company that satisfies these requirements is not restricted to any statutory prescribed list of permissible activities. However, the Financial Services Modernization Act of 1999 (the “FSM Act”) provides that, while existing unitary holding companies retain these unrestricted powers, if the unitary holding company is then acquired by another party, its powers are restricted to those permitted for financial holding companies under the FSM Act. The Company is currently a unitary holding company that satisfies these requirements.

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

Bank Regulation

General.   The Bank is a federal savings bank organized under the laws of the United States. The Bank and its operating subsidiaries are subject to annual examination by the OTS for safety and soundness, for compliance with consumer protection laws and regulations for compliance with applicable anti-money laundering loans and regulations including the Bank Secrecy Act, and for information technology. The OTS regulates all areas of the Bank’s operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations. OTS regulations generally provide that federal savings banks and their operating subsidiaries must be examined no less frequently than every 12 months, with certain exceptions. The Bank is subject to assessments by the OTS to cover the costs of such examinations.

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

Capital Requirements.   OTS regulations require that federal savings banks maintain (i) “tangible capital” in an amount not less than 1.5% of total assets, (ii) “core capital” in an amount not less than 4.0% of total assets, and (iii) a level of risk-based capital equal to 8% of risk-weighted assets. Under OTS regulations, the term “core capital” generally includes common stockholders’ equity, noncumulative perpetual preferred stock and related surplus and minority interests in the equity accounts of consolidated subsidiaries; less the sum of unidentifiable intangible assets (other than certain amounts of supervisory goodwill), certain investments in certain subsidiaries and 90% of the fair market value of readily marketable purchased mortgage servicing rights (“PMSRs”) and purchased credit card relationships (subject to certain conditions). “Tangible capital” generally is defined as core capital minus intangible assets and investments in certain subsidiaries, except PMSRs. At December 31, 2005, NetBank, FSB was in compliance with the aforementioned capital requirements.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with regulatory approval. An institution may be downgraded to a lower capital category based on supervisory factors other than capital. At December 31, 2005, NetBank, FSB was considered “well capitalized” under OTS guidelines.

Other Potential Regulatory Actions.   Financial institutions can also be subject to formal and informal regulatory enforcement actions as a result of deficiencies in areas other than capital, including, but not limited to, deficiencies in asset quality, management, earnings, liquidity, compliance and risk management.  Financial institutions that are subject to such enforcement actions may be required to adopt action plans to address and correct such deficiencies within a set time frame. Such action plans may include limitations on the growth of the institution’s business, as well as a prohibition of entering into new lines of business. The institution may also be required to adopt and implement improved policies and procedures and take steps to adequately address other deficiencies. Failure to correct such deficiencies and repeat violations can result in more significant regulatory action.

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

In addition, effective January 1, 1997, the FDIC imposed assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The assessment is adjusted quarterly and is set at 1.32 cents per $100 of deposits (the same assessment rate that is imposed on commercial banks) for the first quarter of 2006.

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

Qualified Thrift Lender Requirement.   A federal savings bank is deemed to be a “qualified thrift lender” (“QTL”) as long as its “qualified thrift investments” equal or exceed 65% of its “portfolio assets” on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FDIC,  (iii) shares of stock issued by any Federal Home Loan Bank (“FHLB”); (iv) loans to small business and loans made through credit cards. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (i) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (ii) investments in securities of a service corporation that derives at least 80% of its  annual gross revenues from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals (subject to certain exceptions); and (v) consumer loans (in an amount up to 20% of portfolio assets); and (vi) shares of stock issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”). For purposes of the QTL test, the term “portfolio assets” means the savings institution’s total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

OTS regulations provide that any savings association that fails to meet the definition of a QTL must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings associations and national banks. Further, within one year of the loss of QTL status, a holding company of a savings association that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies. In order for the Bank to exercise the powers granted to federally chartered savings associations and for the Company to retain the power of a unitary holding company, the Bank must meet the definition of a QTL. As of December 31, 2005 NetBank, FSB was deemed to be a QTL.

Loans to One Borrower Limitations.   HOLA generally requires savings associations to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make secured loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. HOLA provides exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits. A savings association may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; or (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings association’s unimpaired capital and unimpaired surplus, provided other conditions are satisfied. The Federal Institutions Reform, Recovery, and Enforcement Act of 1989 provided that a savings association could make loans to one borrower to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith in amounts up to 50% of the savings association’s unimpaired capital and unimpaired surplus. The OTS, however, has modified this standard by limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. That rule provides, however, that purchase money mortgages received by a savings association to finance the sale of such real property do not constitute “loans” (provided no new funds are advanced and the savings association is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loans to one borrower limitations. More stringent restrictions on loans to one borrower may be imposed if the OTS determines that such restrictions are necessary to protect the safety and soundness of the Bank.

Commercial Real Property Loans.   HOLA limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 400% of the savings association’s capital.

Federal Home Loan Bank System.   The FHLB System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (the “FHFB”). The FHLBs provide a central credit facility for member savings associations. The maximum amount that the FHLB of Atlanta will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Atlanta, and the maximum amount generally is reduced by borrowings from any other source. The Financial Services Modernization Act has enabled the FHLB to expand the credit window for members by expanding the purposes for which FHLBs may make secured advances and the types of collateral eligible to secure these advances, as well as eliminating restrictions on advances to thrifts not meeting the QTL test.

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

Regulatory agencies, including the OTS and the FDIC, jointly published a Privacy Rule that establishes information security safeguards, including a requirement for annual risk assessments and other administrative, technical and physical safeguards. Such safeguards are to insure the security of the customers’ records in light of potential threats, hazards or unauthorized access to or use of such records that could harm the customer. Financial institutions must also have a response program in place to address unauthorized access to customer sensitive information.

Consumer Credit Reporting.   In part due to the growing threat of identity theft in our society, President George W. Bush signed the Fair and Accurate Credit Transactions Act (the “FACT Act”), amending the federal Fair Credit Reporting Act (the “FCRA”). Most of the amendments to the FCRA (the “FCRA Amendments”) were to have become effective in late 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

The FCRA Amendments include, among other things:

•       requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•       consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•       notice requirement when negative information about the consumer is reported to a credit reporting agency;

•       a requirement for mortgage lenders to disclose credit scores and related information to consumers;

•       a requirement prohibiting users of consumer reports that contain identity theft and military alerts from taking certain actions until a reasonable belief of the identity of the requester has been established;

•       restrictions on the sale or transfer of debt caused by identity theft; and

•       for entities that furnish information to consumer reporting agencies, requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. While the FCRA Amendments limit our ability to share information with its affiliates for marketing purposes, the actual impact of these limitations depend on the extent to which our customers elect to prohibit the use of their personal information for marketing purposes. We have no basis at this time to predict the future volume of consumer “opt-outs,” but in 2005 1,357 of the Company’s 285,669 customers opted out of information sharing or other marketing solicitations.

NetBank and its subsidiaries have implemented policies and procedures for all effective FCRA Amendments.

Anti-Money Laundering and Anti-Terrorism Legislation.   The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, amended the Bank Secrecy Act and  imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional “know your customer” rules became effective in June 2003, requiring NetBank’s banking, mortgage banking, and insurance subsidiaries to establish a customer identification program under Section 326 of the USA PATRIOT Act. NetBank and these subsidiaries implemented procedures and policies to comply with these rules prior to the effective date of each of the rules. Besides the OTS and the FDIC, the Bank Secrecy Act and the USA Patriot Act are enforced by the Financial Crimes Enforcement Network (“FINCEN.”)  Violations of these statutes and the implementing regulations can result in significant regulatory consequences, as well as civil and criminal penalties against the institution.

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

Executive Order 13224, signed by the President on September 23, 2001, blocks property and prohibits transactions with persons who commit, threaten to commit, or support terrorism. All U.S. persons are prohibited from making or receiving any contribution of funds, goods, or services to or for the benefit of a blocked person.

In addition, The Office of Foreign Assets Control (“OFAC”) requires financial institutions to block or otherwise freeze accounts and certain other assets of sanctioned countries, entities, and individuals identified as being hostile to U.S. foreign policy and a threat to national security. Unlicensed trade and financial transactions are also prohibited. Transactions involving target countries or Specially Designated Nationals subject to economic sanctions or persons associated with international narcotics trafficking or terrorism are generally prohibited.

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

Flood Disaster Protection.   The Flood Disaster Protection Act prohibits a lender from making, renewing, or extending loans secured by property or inventory located in a Federal Emergency

Management Agency (“FEMA”) designated special flood hazard area unless the entire loan term is covered its entire term by flood insurance.

Consumer Protection Laws and Regulations—Loan Operations.   Interest and other charges collected or contracted for by the Bank and its operating subsidiaries are subject to various laws concerning interest rates and disclosures. In addition, their loan operations are also subject to various laws applicable to credit transactions, including:

•       The federal Truth-In-Lending Act and Regulation Z, requiring disclosure of the costs of credit, providing for the right to rescind certain transactions, and error resolution procedures for open-end transactions. Regulation Z also implements Home Ownership and Equity Protection Act of 1994 requiring expanded disclosures and prohibiting certain practices with regard to high cost home loans to consumer borrowers;

•       The Home Mortgage Disclosure Act and Regulation C, requiring financial institutions and other mortgage lenders to collect and report certain data in connection with home purchase and home improvement loans, including refinances. This information can be used by the public and public officials to help determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, assist in the distribution of public sector investments, and assist in identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes;

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

•       The Real Estate Settlement Procedures Act (“RESPA”) and HUD’s Regulation X, which requires the disclosure of certain basic information to mortgagors concerning settlement costs and prohibits the charging of unearned fees and certain “kickbacks” or other fees for referrals in connection with a residential mortgage settlement service;

•       The Soldiers’ and Sailors Civil Relief Act of 1940, as amended by the Service Members Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations while persons are in active military service;

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

•       Interest on Deposits—Regulation Q prohibits paying interest on demand deposits such as checking accounts, or other deposits having a maturity of seven days or less; and

•       The Expedited Funds Availability Act and Regulation CC require depository institutions to make deposited funds available within certain timeframes, provide disclosures of their funds availability policies, and post notices at ATMs and other places where consumer deposits are taken.

Marketing, Sales and Credit Practices

Unfair or Deceptive Acts or Practices and Regulation AA.   These laws prohibit banks from engaging in unfair and deceptive credit practices involving consumer credit transactions. In addition, Section 5(a) of the Federal Trade Commission Act prohibits unfair and deceptive trade practices including, but not limited to misrepresentation in advertising.

Do Not Call/Do Not Fax.   The FTC and the FCC’s telemarketing rules prohibit placing telemarketing sales calls to a telephone number on the FTC’s Do Not Call Registry, except where there is an established business relationship or the consumer has given their expressed written authority to call. These rules also require maintenance of company specific Do Not Call lists, and prohibit sending marketing related faxes to consumer or business prospects without their written consent.

CAN-SPAM Act of 2003.   CAN-SPAM, which went into effect on January 1, 2004, pre-empts most state laws governing the same. It requires senders of commercial electronic messages whose primary purpose is promotion of a commercial product or service, to clearly and conspicuously identify the message as an advertisement or solicitation, include a clear and conspicuous notice to the recipient that they can opt-out of receiving future commercial e-mail messages from the sender, and provide an electronic way for them to exercise that option. It also prohibits certain practices like falsifying header information or using deceptive subject lines.

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

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. Generally, these extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features.

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

Employees

At December 31, 2005, we had 2,589 regular employees, substantially all of whom were full-time employees, and 120 contract temporary employees. None of our employees are represented by a union. NetBank considers its relations with employees to be good.

Available Information

We file or furnish our quarterly reports on Form 10-Q, annual report on Form 10-K, current reports on Form 8-K and annual Proxy Statement, and any amendments thereto, with or to the Securities and Exchange Commission (“SEC”).  Our SEC filings are available to the public on the SEC’s website at

http://www.sec.gov. These reports are also available free of charge from our website at http://www.netbankinc.com. Information contained on our website is not part of this Annual Report on Form 10-K or of any registration statement that incorporates this Annual Report on Form 10-K by reference.

ITEM 1A.        RISK FACTORS

General business, economic, and market conditions may significantly affect our earnings

Our business is subject to various business and economic conditions, including competition from other financial institutions and other mortgage banking companies, movements in short-term and long-term interest rates, inflation, fluctuations in the capital markets and the strength of the United States and local economies. If any of these conditions worsen, our business and net income could be adversely affected. For example, rising interest rates could decrease the demand for residential mortgage loans; decrease the volume of residential mortgage loans we can originate or purchase; and/or increase the level of competition for making or purchasing such loans. Unfavorable business or economic conditions could adversely affect household incomes and increase the number of residential mortgage loan delinquencies and defaults; and/or increase the administrative costs in evaluating and processing mortgage loan applications.

In addition, our business and net income are significantly affected by market conditions such as the level of consumer confidence, real estate values and the investment returns expected by the capital markets. A decrease in the level of consumer confidence could decrease home purchases and the demand for residential mortgage loans. A decrease in real estate values could decrease the value of the collateral supporting our loan portfolios. Changes in expected returns by the capital markets with respect to mortgage loans could make mortgage loans of the types we originate or purchase less attractive to investors.

A failure to satisfy regulatory capital requirements may significantly affect our business

Were the OTS to downgrade the Bank’s regulatory capital requirement categorization from “well capitalized” to “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” federal banking regulators would be required to take some mandatory supervisory actions and are authorized to take other discretionary actions. The severity of the action would depend upon the capital category in which the Bank is placed. At undercapitalized, regulatory intervention may include the Bank’s adoption of a capital restoration plan, a guarantee of the plan by NetBank, Inc. and limitations on our ability to grow our assets and to enter into new, or expand our, lines of business. At significantly or critically undercapitalized, further material restrictions may be imposed, including restrictions on the rate of interest we may pay on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Under The Federal Deposit Insurance Corporation Act of 1991 (the “FDIA”) and OTS regulations, a federal savings bank which is not categorized as well capitalized or adequately-capitalized is restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a federal savings bank. A federal savings bank that is categorized as adequately capitalized may be subject to regulatory requirements and limitations that may include, but are not limited to, limitations on entering into new, or expanding, lines of business and prohibition from accepting brokered deposits without regulatory approval. At December 31, 2005, the Bank met the criteria to be classified as “well capitalized.”  See the discussion under the heading “Supervision and Regulation—Bank Regulation—Capital Requirements” and “—Prompt Corrective

Action” in Item 1. “Business” of this report for information on the regulatory capital requirements imposed by the OTS and the system of prompt corrective action to resolve the problems of undercapitalized financial institutions under the FDIA.

Deficiencies in regulated areas other than capital requirements may significantly affect our business and earnings

We can be subject to formal and informal regulatory enforcement actions for deficiencies in areas other than failure to meet capital requirements, including, but not limited to, deficiencies in asset quality, management, earnings, liquidity, compliance and risk management. Regulatory enforcement action may result in limitations on the growth of our business, a prohibition on our entering into new lines of business, our ability to offer brokered deposit products as well as limitations on deposit rates and other consequences. These consequences may independently, or together with the costs of complying with the enforcement action, significantly affect our business and earnings. See the discussion under the heading “Supervision and Regulation—Other Potential Regulatory Actions” in Item 1. “Business” included in this report for more information.

Interest rate volatility may significantly affect our earnings and cash flows

Our principal businesses are retail banking and the origination and purchase of mortgage loans. These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of our assets and liabilities are monetary in nature and fluctuations in interest rates will affect our future net interest income and cash flows. Changes in long-term interest rates that do not correlate to changes in short-term interest rates can cause disproportionate changes in the value of our interest-earning assets and interest-bearing liabilities or the shrinkage or widening of the spread we expect to earn by holding interest-earning assets, such as mortgage loans. A decrease in this spread would have a negative impact on our earnings and cash flows. See the discussion under the heading “Future Outlook—Flat Treasury Yield Curve” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report for further information.

Increasing interest rates may adversely affect our mortgage origination revenue

During periods of declining interest rates, we typically experience an increase in loan originations because of increased home purchases and, particularly, increased refinancing activity. Increases in interest rates typically adversely affect refinancing activity, which has an adverse effect on our origination revenue.

Interest rate volatility may significantly affect our mortgage business operations and our earnings

At any given time, we are committed to sell substantially all of our agency-eligible mortgage loans that are closed and a percentage of those that are not yet closed but for which interest rates have been established (“rate locks”). A change in interest rates from the time of the rate lock until we sell the loan will cause a gain or loss on our sales of the applicable mortgage loans. To manage the interest rate risk associated with rate locks, we continuously project the percentage of the rate locks we expect to close and, on the basis of such projections, enter into forward sales commitments to sell such loans. To reduce the effect of such interest rate volatility, we employ a variety of techniques, currently consisting of a combination of mandatory forward sales commitments for mortgage-backed securities and put and call option contracts on U.S. Treasury securities.

If interest rates make an unanticipated change, the actual percentage of rate locks that close may differ from the percentage we projected. A sudden increase in interest rates can cause a higher percentage of rate locks to close than we projected. In this case, we may not have made sufficient forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices. Likewise, if a lower percentage of rate locks close than we projected, due to a sudden decrease in interest rates or otherwise, we may have committed to sell more than actually close and, as a result, may incur significant losses in fulfilling these commitments. These losses will adversely impact our mortgage business operations and our net income. The greater the unanticipated volatility in interest rates, the greater the adverse effect.

Interest rate volatility may significantly affect the value of our mortgage servicing rights

The value of our mortgage servicing portfolio may be adversely affected if mortgage interest rates decline and loan refinances and prepayments increase. In periods of declining interest rates, the economic advantages to borrowers of refinancing their mortgage loans become greater. Increases in the rate of mortgage loan prepayments reduce the period during which we receive servicing income from such loans. We capitalize the cost of the acquisition of servicing rights from third parties and capitalize a value for the servicing rights on loans that we originate. The value of servicing rights is based upon the net present value of estimated future cash flows. If the rate of prepayment of the related loans exceeds the rate we have assumed, due to a significant reduction in interest rates or otherwise, the value of our servicing portfolio will decrease and accelerated amortization of servicing rights or recognition of an impairment provision may become necessary, thereby decreasing net income.

Adverse decisions in litigation involving the mortgage banking industry could have a negative impact to our earnings

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

Recent interpretations by HUD together with several subsequent appellate court decisions have indicated that class actions regarding a lender’s compensation to brokers are inappropriate for resolution of the issue. So far, all of the cases have been resolved favorably for the mortgage banking industry, but if any of these cases are resolved against the lenders, it may cause an industry-wide change in the way independent mortgage brokers are compensated. Such a change could have a material adverse effect on the Company and the entire mortgage lending industry. The Company’s broker compensation and table-funded correspondent purchase programs permit such payments. Although the Company believes these programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new regulatory interpretations or judicial decisions may require the Company to change its broker compensation and table-funded correspondent purchase practices. Class action lawsuits may continue to be filed in the future against the mortgage banking industry generally. New legislation regarding escrow funds could have a negative impact to our earnings and cash flows.

Legislation regarding the interest rates we pay on escrowed funds would, if enacted, negatively impact our earnings and cash flow

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

An increase in delinquencies and defaults of mortgage loans will adversely impact our earnings

Our earnings may be adversely impacted by economic downturns because, during such periods, the frequency of loan delinquencies and defaults tends to increase. If loan delinquencies and defaults increase, our mortgage business operations will experience losses on loans held in our portfolio for long-term investment and it will increase our cost to service the loans in our servicing portfolio. Also, we are generally at risk for delinquencies and defaults of newly originated or purchased loans that we hold for sale.

An increase in delinquencies and defaults of mortgage loans will also adversely impact our loan servicing operations. Under certain types of servicing contracts, particularly contracts to service pooled or securitized loans, we must advance all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent. Also, to protect their lien on mortgaged property, owners of mortgage loans usually require us to advance mortgage and hazard insurance and tax payments on schedule even if sufficient escrow funds are unavailable.

A servicer is generally reimbursed for such advances by the mortgage loan owner or from liquidation proceeds. However, prior to the liquidation of a loan, we must generally bear the cost of funds advanced and the increased costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, we must generally forego servicing income from the time such loan becomes delinquent until it is foreclosed upon or brought current.

Liabilities under our representations and warranties may adversely affect our earnings

We make representations and warranties in the ordinary course of business to purchasers and insurers of our mortgage loans and the purchasers of our mortgage servicing rights regarding compliance with laws, regulations and program standards and as to accuracy of information. We may become liable for certain damages or may be required to repurchase a loan if there has been a breach of representations or warranties. For example, for certain loan sale agreements, we are liable to the purchaser of the loans if an underlying borrower defaults on the first payments due or if the borrower prepays the loan shortly after sale. While we estimate our liability with respect to such representations and warranties based upon a vintage analysis of repurchases of loans by year of production, we are unable to calculate the amount of loans still outstanding for which representations and warranties relate since we no longer service the vast majority of loans we sold in prior years. Representation and warranty repurchase liabilities may have a significant affect on our earnings, should our estimates of such liabilities be less than actual repurchase obligations that arise. See note 19 of the notes to consolidated financial statements included in this report for additional details regarding our liabilities under representations and warranties, including past repurchase and current reserve information.

We generally receive similar representations and warranties from the correspondents from whom we purchase loans. However, in the event of breaches of such representations and warranties, we are subject to the risk that a correspondent may not have the financial capacity to repurchase loans when called upon to do so by us or otherwise may not respond to our demands. We estimate our potential liability with respect to such representations and warranties based upon a vintage analysis of repurchases of loans by year of production. However, since we no longer service the vast majority of loans and servicing sold in prior years, we are unable to calculate the amount of loans still outstanding for which such representations and warranties relate. For example, increases or decreases in prepayments of loans and servicing previously sold can have a favorable or unfavorable impact on the amount of representation and warranty claims ultimately asserted. Therefore, there is no assurance that future claims for representations and warranties will be similar to our experience as depicted in our vintage analysis. See note 19 of the notes to the consolidated financial statements included in this report for additional details regarding our liabilities under representations and warranties, including the past repurchase and current reserve information.

We could incur substantial costs if we are required to remediate environmental matters relating to certain properties

In the course of its business, through the foreclosure process, we may acquire, and may acquire in the future, properties securing loans that are in default. Although we lend to owners of residential properties, there is a risk that we could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after its acquisition and might be held liable to a governmental entity or to third parties for property damage, personal injury and investigation or cleanup costs incurred by such parties in connection with the contamination and such costs could be substantial.

To date, we have not been required to perform any investigation or cleanup activities of any material nature, nor have we been subject to any environmental claims. No assurance can be given, however, that this will remain the case in the future. If we are required to incur substantial remediation costs, our earnings and cash flows would be adversely affected.

Loss of relationships with independent mortgage brokers and mortgage bankers may adversely effect our mortgage volume and, thus, our revenues and earnings

We originate through, or purchase from, independent mortgage bankers, including smaller mortgage companies and commercial banks, and, to a lesser extent, upon independent mortgage brokers, a significant amount of mortgage loans. Substantially all of the independent mortgage brokers and mortgage bankers with whom we do business also deal with other loan originators and under no contractual or other obligation to continue to deal with us. Competition for the business of independent mortgage bankers and mortgage brokers is primarily based upon pricing, servicing, loan fees and costs. As a result of competition, our operating results and net income are susceptible to fluctuations in the volume and cost of broker and mortgage banker-sourced loans.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain

In preparing our financial statements, management is required to make numerous estimates based on available information that can affect the reported amounts of assets, liabilities and disclosures as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to our reserves for foreclosure losses and repurchased loans, our reserve for representation and warranty claims for previous sales of loans and mortgage servicing rights, and our allowances for credit losses on our portfolios of loan and lease receivables. Additionally, estimates concerning the fair values of mortgage loans held for sale, servicing rights, servicing hedges and our other hedging instruments are all relevant to ensuring that mortgage loans are carried at the lower of cost or market, and that potential impairments of servicing rights are recognized as and if required. Because of the inherent uncertainties associated with any estimation process and due to possible future changes in market and economic conditions that will affect fair values, it is possible that actual future results in realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date. See the heading “Critical Accounting Policies” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report for more information.

Cessation of, or a change in our eligibility with respect to, programs of housing-related government agencies or government-sponsored enterprises could aversely affect our business

Our ability to generate revenue through sales of mortgage-backed securities is largely dependent upon the continuation of programs administered by Fannie Mae, Freddie Mac and Ginnie Mae, which facilitate the issuance of such securities, as well as our continued eligibility to participate in such programs. We anticipate that we will continue to remain eligible to participate in such programs, but any significant impairment of our eligibility would materially adversely affect our operations.

A change in eligibility of mortgage loan products available for programs of housing-related government agencies or government-sponsored enterprises could adversely affect our business and earnings

The mortgage loan products eligible for programs administered by Fannie Mae, Freddie Mac and Ginnie Mae may be changed from time to time. Because the profitability of specific types of mortgage loan products may vary depending on a number of factors, including the administrative costs of originating or purchasing such types of mortgage loans, a change in the eligibility of mortgage loan products for such programs may adversely affect our operations and earnings.

The financial services industry is highly competitive

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Competition for mortgage loans comes primarily from large commercial banks and savings institutions. Many of our competitors have lower cost structures and others are less reliant on the secondary mortgage market for funding due to their greater portfolio lending capacity.

We face competition in such areas as mortgage product offerings, rates and fees, and customer service, both at the retail and institutional level. In addition, technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services generally. This has intensified competition among banking as well as nonbanking companies in offering financial products and services, with or without the need for a physical presence.

Negative public opinion could damage our reputation and adversely impact our earnings

Reputation risk, or the risk to our business, net income and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, as a diversified financial services company with a relatively high industry profile, this risk will always be present in our organization.

Changes in regulation of banking or mortgage banking could adversely affect our business

We are heavily regulated by banking and mortgage lending laws at the federal, state and local levels, and proposals for further regulation of the financial services industry are continually being introduced. We are subject to many other federal, state and local laws and regulations that affect our business, including those regarding taxation and privacy. Congress and state legislatures, as well as federal and state regulatory agencies, review such laws, regulations and policies and periodically propose changes that could affect us in substantial and unpredictable ways. Such changes could, for example, limit the types of financial services and products we offer, or limit our liability or increase our cost to offer such services and products. It is possible that legislative proposals may be adopted or regulatory changes may be implemented that would have an adverse effect on our business. Our failure to comply with such laws or regulations, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect our earnings.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The Company leases 96,400 square feet of office space at 1015 Windward Ridge Parkway, Alpharetta, Georgia 30022. This property houses our retail banking operations and corporate headquarters. It is subject to a renewable lease that expires on October 15, 2015. We lease 131,181 square feet of office space at 9710 Two Notch Road, Columbia, South Carolina 29223 and 59,500 square feet at 7215 Financial Way, Jacksonville, Florida 32256. These properties house the correspondent and wholesale mortgage operations of the Company’s financial intermediary segment. These leases expire on May 30, 2009 and December 31, 2006, respectively. The lease in Jacksonville is renewable at our option. Meritage leases 70,697 square feet at 9300 S.W. Gemini Drive, Suite 100, Beaverton, Oregon 97008. This property houses the majority of nonconforming mortgage operations of the financial intermediary segment and is subject to a renewable lease that expires July 31, 2010. Market Street leases a 36,853 square foot facility located at 2650 McCormick Drive, Clearwater, Florida 33759, under a lease expiring April 30, 2009, which houses the headquarters of the retail mortgage operations of the financial intermediary segment. NPS leases 13,200 square feet of office space at 5712 Briarwood West Drive, Jackson, Mississippi 39286, which houses the operations of the ATM and merchant processing operations of our transaction processing segment. The lease expires on December 31, 2009. We lease 12,122 square feet of office space at 100 Executive Drive Center, Suite 101, Columbia, SC 29210. This property houses the retail banking segment’s Business Finance division. The lease expires on September 30, 2008. At December 31, 2005, we either utilized or sublet all of its facilities.

ITEM 3.                LEGAL PROCEEDINGS

Illinois Union Insurance Co. v. Commercial Money Center, Inc., et al., Case No. CV-01-0685-KJD-RJJ (District Court of Nevada) and related cases now pending in In re Commercial Money Center, Inc. Equipment Lease Litigation in the United States District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000; the pending bankruptcy cases of Commercial Money Center, Inc. and Commercial Servicing Corporation titled In re: Commercial Money Center, Inc. and Commercial Servicing Corporation, Bankruptcy No. 02-09721-H7 (Jointly Administered), United States Bankruptcy Court For The Southern District of California; and In re Commercial Money Center, Inc., Debtor (Kipperman v. NetBank, FSB), Adversary Proceeding No. 03-90331-JH, In the United States Bankruptcy Court for the Southern District of California, appeal pending NetBank, F.S.B. v. Richard M. Kipperman, Chapter 7 Trustee for the Bankruptcy Estates of Commercial Money Centers, Inc. and Commercial Servicing Corporation v. NetBank, F.S.B, United States Bankruptcy Appellate Panel of the Ninth Circuit; BAP No. SC-05-1238

As reported in previous filings, NetBank, FSB, filed a complaint in January 2002 against Commercial Money Center, Inc. (“CMC”), Illinois Union Insurance Company (“Illinois Union”), Safeco Insurance Company of America (“Safeco”), and Royal Indemnity Company (“Royal,” and together with Illinois Union, Safeco and Royal, collectively referred to as the “Sureties”). CMC was the originator and subservicer of various equipment leases (the “Leases”). NetBank, FSB purchased most of the payment streams generated by the subject Leases from CMC (the “Payment Streams”). The Sureties are insurance companies that issued surety bonds and insurance policies guaranteeing payment of the Payment Streams (the “Bonds”) and that also served as master servicers of the leases. The NetBank, FSB action alleges several claims, including claims for breach of contract, fraud, and bad faith, and seeks, among other things, payment under and enforcement of the Bonds. The Judicial Panel on Multi-District Litigation (the “MDL Judicial Panel”) consolidated the actions involving NetBank, FSB with more than 35 other cases pending around the country involving other banks and financial institutions that were seeking to enforce surety bonds and insurance policies relating to payment streams sold by CMC. All pre-trial activity is currently being held in the United States District Court for the Northern District of Ohio (the “MDL Court”).

As reported in previous filings, NetBank, FSB had joined with the other claimants (the “Claimants”) in a motion for judgment on the pleadings (“Consolidated Motion for Judgment on the Pleadings” or “Consolidated Motion”), which motion was filed on January 31, 2003. NetBank, FSB later withdrew its motion for judgment on the pleadings and on March 25, 2005 filed a Motion for Partial Summary Judgment (the “Summary Judgment Motion”) or, in the alternative, a Motion for Suggestion of Remand (the “Remand Motion”). The Summary Judgment Motion seeks judgment as a matter of law on NetBank, FSB’s breach of contract claims. The Remand Motion requested that, in lieu of deciding the Summary Judgment Motion, the MDL Court instead suggest to the MDL Judicial Panel that the claims of NetBank, FSB be remanded to the United States District Court for the District of Nevada. The Sureties filed oppositions to the Remand Motion, and they have argued that they do not need to respond to the Summary Judgment Motion until an unspecified date in the future after the MDL Court rules on the pending Consolidated Motion for Judgment on the Pleadings. The MDL Court denied the Remand Motion, but has not ruled on the Summary Judgment Motion.

On August 19, 2005, the MDL Court entered two orders on the Claimants’ Consolidated Motion for Judgment on the Pleadings. The Court granted the Claimants’ motion with respect to Illinois Union Insurance Company (the “Illinois Union Order”), finding that Illinois Union was liable as a matter of law under the bonds that it issued and could not assert fraud of CMC as a defense. Because NetBank, FSB had previously withdrawn from the Consolidated Motion in order to file the Summary Judgment Motion, the MDL Court held that NetBank could file a motion to renew its interest in the Consolidated Motion so that the Illinois Union Order could apply to NetBank, FSB. NetBank filed its motion to renew its interest, and Illinois Union has filed an opposition. The MDL Court has not yet ruled on whether the Illinois Union Order will apply to NetBank, FSB.

In the second order on the Claimants’ Consolidated Motion, the MDL Court denied the Motion with respect to all the remaining sureties, including Royal and Safeco. The MDL Court held that it could not determine, based on the pleadings alone, whether the Claimants were the intended obligees under the Bonds and, therefore, whether fraud of CMC could constitute a defense to the Sureties’ obligation to pay under the terms of the Bonds. The MDL Court went on to hold, however, that if the Claimants are ultimately determined to be the obligees under the Bonds, the Sureties will be precluded from raising a defense of fraudulent inducement by CMC.

On October 31, 2005, the MDL Court ordered that the parties mediate their respective claims with a retired federal court judge in Cleveland, Ohio. The mediation process is scheduled to conclude on March 15, 2006. Meanwhile, all further filings in the case have been stayed, except for matters relating to NetBank, FSB’s motion to renew interest and motions seeking final or partial final judgment against Illinois Union.

The Company believes that based on the overall facts and circumstances, the defenses asserted by the Sureties will fail and that NetBank, FSB will ultimately prevail on its claims.

Also, as reported in previous filings, on May 30, 2002, CMC filed for bankruptcy protection. Shortly thereafter, Commercial Servicing Corporation (“CSC”), an affiliate of CMC, also filed bankruptcy. The bankruptcy cases and related proceedings are not a part of the consolidated action in the MDL Court. On September 4, 2003, the Trustee in bankruptcy for CMC and CSC initiated an adversary proceeding in the bankruptcy cases by filing a Complaint against NetBank, FSB seeking to avoid NetBank, FSB’s interest in the Payment Streams and their supporting Bonds relating to the Royal guaranteed pools of Leases (the “Adversary Proceeding”). On May 6, 2004, NetBank, FSB filed a motion for partial summary judgment against the Trustee. The Trustee filed a cross-motion for partial summary judgment against NetBank, FSB on June 18, 2004. On January 27, 2005, the Bankruptcy Court entered its Memorandum Decision granting the Trustee’s motion for partial summary judgment and denying NetBank, FSB’s motion for partial summary judgment. On February 28, 2005, the Bankruptcy Court entered an order denying NetBank, FSB’s Motion for Partial Summary Judgment and granting the Trustee’s Cross-Motion for Summary Judgment. On April 27, 2005, the Bankruptcy Court entered a judgment conforming to the Memorandum Decision.  On May 20, 2005, the Bankruptcy Court entered an amended judgment conforming to the Memorandum Decision. The Bankruptcy Court held in the Memorandum Decision that NetBank, FSB was required, but failed, to perfect its interest in the Payment Streams that were transferred to it from CMC in the subject transactions and that the subject transactions were loans rather than sales. Also on May 20, 2005, NetBank, FSB appealed the amended judgment to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals. On May 25, 2005, NetBank, FSB sought a stay pending appeal of the turnover provisions of the amended judgment from the Bankruptcy Court. The Bankruptcy Court denied the request for stay on August 1, 2005. Instead of seeking appellate review of the denial of the motion to stay, NetBank, FSB entered into an agreement with the Trustee whereby the Trustee agreed to safely hold the disputed Bonds pending conclusion of the appellate process. The briefings in connection with the appeal are complete and the Bankruptcy Appellate Panel has scheduled oral argument in the case for March 23, 2006.

In the meantime, many of the parties to the CMC and CSC bankruptcy cases resolved their disputes and entered into a Global Settlement Agreement, which was approved by the Bankruptcy Court on May 31, 2005. The Global Settlement Agreement resolved all issues regarding ownership of the Payment Streams that were at issue in the Adversary Proceeding, however ownership of the Royal issued Bonds remains an issue in the Adversary Proceeding, as discussed above. Pursuant to the Global Settlement Agreement, NetBank, FSB received a settlement payment during the second quarter of 2005 of approximately $4 million. In addition, the Global Settlement Agreement provided that NetBank, FSB receive, retroactive to October 1, 2004, 100% of all lease payments made by lessees of Payment Streams transferred to NetBank, FSB. Also, NetBank, FSB was relieved of any obligation to share with the Trustee any future payments made to NetBank, FSB by any of the Sureties.

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

On April 29, 2004, the plaintiffs served an amended complaint against NetBank, FSB alleging claims for, among other things, violations of another section of the California Financial Code, unfair competition under Section 17200 of the California Business and Professions Code and usury. On October 26, 2004, the court overruled the defendants’ demurrers to the third amended complaint. However, on December 13, 2004, the court issued a stay in the action pending a decision by the appeals court on the plaintiffs’ claims that were dismissed without leave to amend. No discovery has been taken in this case and we expect no resolution of these surviving claims prior to the outcome of plaintiffs’ appeal.   The Company intends to vigorously defend the amended claims in the Clayton action and to pursue recovery against Safeco, Royal, and Illinois Union in the Company’s existing action against them for any damages and costs incurred in this case.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the Nasdaq Stock Market’s National Market under the symbol “NTBK.” The Company had approximately 387 shareholders of record as of March 6, 2006. The following table shows, for the periods indicated, the high and low closing prices per share of NetBank’s common stock as reported by the Nasdaq Stock Market and dividends paid on our common stock.

	High	Low	Cash Dividends
2004
First quarter	$14.67	$11.25	$0.02
Second quarter	$12.47	$10.06	$0.02
Third quarter	$11.15	$10.00	$0.02
Fourth quarter	$10.51	$9.10	$0.02
			$0.08
2005
First quarter	$10.32	$8.39	$0.02
Second quarter	$9.38	$8.02	$0.02
Third quarter	$9.85	$8.07	$0.02
Fourth quarter	$8.16	$7.09	$0.02
			$0.08

Dividends

The dividends paid on our common stock for each quarter of the last two fiscal years are set forth in the table above. After the close of the year, our Board of Directors declared a cash dividend of $.02 per share of common stock to shareholders of record on February 20, 2006. The dividend will be paid on March 15, 2006. Funds for the dividend will come from sources other than earnings of the Bank. Under current OTS regulations, generally, the Bank may pay dividends and make other capital distributions to the Company only after giving notice to the OTS. For further information, see the discussion under the heading “Supervision and Regulations—Bank Regulation—Capital Distribution” in Item 1. “Business” included in this Annual Report on Form 10-K. The declaration of future dividends and the amount thereof is in the discretion of our Board of Directors and will depend on our consolidated results of operations, financial condition, cash requirements, future prospects, regulatory requirements and restrictions, and other factors deemed relevant by the Board of Directors.

Issuer Repurchase of Equity Securities

In August 2002, the Board of Directors approved a plan to repurchase up to one million shares of our common stock. The plan was subsequently increased by one million shares in October 2002, two million shares in January 2003, one million shares in April 2004, and one million shares in April 2005. During 2005, 571,391 shares of common stock were repurchased at a weighted average cost of $9.07 per share. No shares were repurchased during the fourth quarter of 2005. At December 31, 2005, 1,092,573 shares remained available for repurchase under current Board of Directors authority.

Equity Compensation Plan Information

Information concerning our equity compensation plan is shown under Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

ITEM 6.              Selected Financial Data

Income Statement Data (000s except per share)	2005	2004	2003	2002	2001
Interest income	$253,115	$232,163	$210,630	$166,755	$151,516
Interest expense	133,054	92,617	85,386	103,519	100,617
Net interest income	120,061	139,546	125,244	63,236	50,899
Provision for credit losses	11,047	34,777	7,008	22,417	585
Net interest income after provision for credit losses	109,014	104,769	118,236	40,819	50,314
Other income	165,289	160,748	238,065	150,216	27,599
Non-interest expense	273,805	259,187	276,248	217,072	67,438
Net income (loss) before income taxes	498	6,330	80,053	(26,037)	10,475
Income tax (expense) benefit	(678)	(2,110)	(29,539)	10,180	(3,874)
Net (loss) income	$(180)	$4,220	$50,514	$(15,857)	$6,601
Net (loss) income per common share-basic	$(0.00)	$0.09	$1.05	$(0.36)	$0.23
Net (loss) income per common share—diluted	$(0.00)	$0.09	$1.04	$(0.36)	$0.22
Weighted average shares outstanding—basic	46,193	46,862	47,963	44,407	29,210
Weighted average shares outstanding—diluted	46,193	47,214	48,645	44,407	29,770
Balance Sheet Data-at Period End:
Total assets	$4,771,619	$4,622,181	$4,734,805	$3,527,552	$2,879,533
Total deposits	$2,793,847	$2,639,441	$2,539,427	$2,044,922	$1,493,819
Total debt	$1,380,717	$1,323,348	$1,432,879	$912,996	$1,038,908
Shareholders’ equity	$400,179	$414,027	$430,350	$401,590	$255,454
Book value per share outstanding	$8.63	$8.90	$9.04	$8.25	$8.80
Dividend payout ratio	n/a	88.8%	7.6%	n/a	n/a
Percentage of net income (loss) to:
Average total assets (ROA)	(0.00)%	.09%	1.17%	(0.45)%	0.28%
Average shareholders’ equity (ROE)	(0.04)%	.98%	12.11%	(4.30)%	2.48%
Average shareholders’ equity to average total assets	8.24%	8.93%	9.68%	10.56%	11.45%

NetBank declared dividends of $0.08 per common share during the year ended December 31, 2005, and has declared a dividend of $0.02 per common share to shareholders of record on February 20, 2006. The increase in provision expense during 2002 and 2004 is principally a result of charge-offs of non-

performing leases in the Company’s CMC lease portfolio. See Item 3. “Legal Proceedings” and notes 5 and 6 in the consolidated financial statements found in Item 8. “Financial Statements and Supplementary Data” of this report for additional details. Reference is made to Item 7. “Management’s Discussion of Financial Condition and Results of Operations” for additional details regarding the impact on the Company’s financial condition and results of operations of the July 2004 acquisition of certain assets of Beacon Credit Services, LLC and the December 2003 acquisition of NetBank Payment Systems, Inc. See Note 11 in the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this report for information regarding NetBank’s long-term obligations.

On July 1, 2004, the Company issued 194,217 shares of common stock to the owners of Beacon Credit Services, LLC. in a private placement pursuant to Rule 504 under the Securities Act of 1933, as amended. The shares were issued as part of the consideration for certain assets of Beacon Credit Services, LLC. and had an aggregate value of approximately $1.4 million.

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

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

NetBank, Inc. is a financial holding company engaged primarily in retail banking, mortgage banking, business finance and providing ATM and merchant processing services. NetBank, Inc. wholly owns the outstanding stock of:  NetBank (“NetBank, FSB” or the “Bank”), a federal savings bank; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc. (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation involved in strategic partnering opportunities. NetBank, FSB owns all of the outstanding stock of:  Market Street Mortgage Corporation (“Market Street”), a retail mortgage company; NetBank Payment Systems, Inc. (“NPS”), a provider of ATM and merchant processing services for retail and other non-bank businesses; Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider; and Financial Technologies, Inc. (“FTI”), a provider of transaction processing services to other financial services companies. NetBank, FSB’s wholesale mortgage division operates as NetBank Funding Services (“NetBank Funding”); its business financing division operates as “NetBank Business Finance”; its automobile financing division operates as “Dealer Financial Services”; and its recreational vehicle financing division operates as “Beacon Credit Services”. The consolidated company is referred to herein as “we,” “us,”  “our,” “NetBank,” or “the Company”.

During the fourth quarter of 2005, FTI, formerly a subsidiary of NB Partners, Inc., became a subsidiary of NetBank, FSB. During the fourth quarter of 2004, RBMG, Inc., formerly a subsidiary of NetBank, FSB, was legally consolidated into NetBank, FSB and now operates as the NetBank Funding Services division of NetBank, FSB. During the third quarter of 2004, Resource Bancshares Mortgage Group, Inc. (“Resource”) and Republic Leasing Company, Inc. (“Republic”), both of which had been subsidiaries of NetBank, FSB, were legally consolidated into NetBank, FSB. Republic now operates as the NetBank Business Finance division of NetBank, FSB. During the third quarter of 2004, Meritage became a wholly-owned subsidiary of NetBank, FSB instead of a direct subsidiary of the Company.

NetBank was founded in October 1996 and completed its initial public offering of stock in July 1997. It is one of the pioneers of the Internet banking industry, and NetBank, FSB is recognized as one of the first successful internet-only banks. Further information regarding the growth of the Company through acquisitions is contained in note 2 of the notes to the consolidated financial statements included in this report and is incorporated herein by reference.

Unless otherwise noted, all dollar figures are presented in thousands (000s), except per share data, and net income per share is presented on a diluted basis. All of the Company’s operations and assets are located within the United States of America.

Executive Summary

Net loss for the year ended December 31, 2005 was $180 or $0.00 per share, compared to net income of $4,220 or $.09 per share, for 2004, which included a $29,000 provision for loss on its investment in leases originated by Commercial Money Center, Inc. (“CMC”). See Item 3. “Legal Proceedings”, “Future Outlook—Material Pending Litigation” below and notes 5 and 6 of the notes to the consolidated financial statements included in this report for additional details regarding our loan and lease receivables, including our investment in the CMC lease portfolio, the associated litigation and the associated allowance for credit losses.

Our results continue to be adversely impacted by the flattening of the yield curve which reduced net interest earned on interest earning assets. In addition, earnings were also negatively impacted by competitive market pressures within the financial intermediary segment, particularly within our nonconforming mortgage operations. Our 2005 results were also negatively impacted due to higher than anticipated required repurchases related to our representations and warranties on mortgages sold. Finally, we recorded an additional $3,500 provision during the third quarter of 2005 related to a select group of loans previously sold. See note 19 of the notes to consolidated financial statements included in this report for further discussion.

Despite the factors above, management continued to make significant progress towards reaching its revenue diversification strategy. Management previously set a long-term goal of achieving an equal balance of earnings between its retail banking, financial intermediary and transaction processing segments. Although the volatility in the financial intermediary segment manifested itself during 2005 with the segment reporting a pre-tax loss of $15,533, resulting in net loss on a consolidated basis, we made progress in growing the pre-tax earnings of our other business segments.

During 2005 and 2004, the retail banking segment implemented a number of strategies to improve earnings including retaining a large portion of internally originated loans and leases that carry lower risks than loans previously held for investment. The retail banking segment retained $200,278 of HELOCs, $412,522 of auto loans and $194,456 of business finance leases in 2005. The retail banking segment’s pre-tax results improved by $30,176 to $19,100 for the year ended December 31, 2005 compared with the same period in 2004. Included in the 2004 results is a $29,000 provision for loss on our investment in leases originated by CMC. Exclusive of this charge, the retail banking segment’s pre-tax results for 2005 would have improved by $1,176 over 2004.

The transaction processing segment reported an improvement in pre-tax earnings of $792. This resulted from significant improvements at our NetInsurance and NPS subsidiaries as well as improved expense control in servicing operations.

Future Outlook

Our objective is to become a premier provider of financial products and services to our targeted market segments. Our strategy is multi-faceted, involving:

Retail Banking.   NetBank, FSB operates as an FDIC-insured, federally chartered thrift institution that currently serves over 285 thousand customers throughout the United States and in more than 80 foreign countries. NetBank, FSB operates a totally branchless model and passes on a portion of the cost savings to its customers in the form of attractive yields on deposits. NetBank, FSB’s array of products and services are available to its customers 24 hours per day, seven days a week, 365 days a year.

Financial Intermediary.   Through our mortgage banking operations, we serve as an intermediary between consumers and institutional investors. We obtain mortgage loans by originating loans directly with consumers, through brokers or by buying closed loans from a network of correspondent banks, thrifts and independent mortgage companies. The majority of these loans are held for sale on the Company’s balance sheet prior to delivery into the secondary market. We thus earn a long-term yield, on an asset held short-term, and also earn origination and servicing revenues and gains on the sale of the mortgages or resulting mortgage-backed securities (sometimes referred to herein as “MBS”).

Transaction Processing.   The following summarizes our transaction processing initiatives:

•       We run a servicing factory that services over 120,000 loans for internal and external customers.

•       Late in 2003, we expanded our transaction processing capabilities by acquiring NPS. NPS is one of the top five providers of ATM services for retail and non-bank businesses, and we have the 2nd largest bank-operated ATM network in the country. At December 31, 2005, through organic growth and acquisition, NPS operated 9,649 ATM machines and 2,367 merchant processing terminals. The ATM network, in addition to supplying fee revenue, provides a convenient way for NetBank FSB’s customers to access cash throughout the United States.

•       “Check 21” legislation was passed by Congress in the fall of 2003, and it became effective on October 28, 2004. Banks may now clear checks through substitutes such as digital images. The checks may be truncated, customers may be provided images of checks, and banks may exchange data instead of physical checks. We have built a new processing engine that can do Automatic Clearing House (“ACH”) and Check 21 clearing. We offer these payment processing services to community banks and to our small business customers.

•       During 2005, in partnership with The United Postal Service (“UPS”) Store, we developed a deposit and payment forwarding service called “QuickPost”. Using QuickPost, customers take their checks and completed deposit slip or payment coupon to the nearest location of The UPS Store. Once there, customers place their items in a QuickPost envelope and submit the envelope for delivery to NetBank at no cost to them. All QuickPost envelopes are then sent via UPS Next Day Air delivery from The UPS Store to our state-of-the-art payment processing center. This new service has enhanced NetBank FSB’s ability to efficiently serve its customers in a branchless, Internet-only environment. We now offer QuickPost to other financial institutions that have a limited retail presence nationwide.

In 2003, we announced a strategy to diversify our earnings so that one third is provided by each of our principal operating segments:  retail banking, financial intermediary and transaction processing.  Over the long-term, our goal is to achieve a better, more stable, balance across our different segments. But, over the short-term, we have had to adjust, and may continue to have to adjust, that targeted balance as market conditions dictate, and one segment may outperform the others. The objective of diversifying our efforts across different but complementary lines of business is to have options and opportunities to manage our complementary businesses through different economic environments. The following summarizes pre-tax

(loss) income by segment for the years ended December 31, 2003, 2004 and 2005. The retail banking segment results for 2004 include the $29.0 million provision for credit losses on our CMC lease portfolio as discussed below.

	Retail Banking	Financial Intermediary	Transaction Processing	Other/ Eliminations	Total
2003	$(61,018)	$158,079	$(3,984)	$(13,024)	$80,053
2004	$(11,076)	$23,241	$2,324	$(8,159)	$6,330
2005	$19,100	$(15,533)	$3,116	$(6,185)	$498

We are pleased with the progress made in 2004 and 2005 in expanding earnings from our retail banking and transaction processing segments. However, as discussed below, unpredictability in the earnings of the financial intermediary segment continues to make our consolidated earnings volatile.

We believe that our deposit base will continue to grow as Internet usage and Internet-based commerce grow. We believe that we can continue to invest those deposits profitably in mortgage loans held temporarily for sale and loans held for investment. We also believe that non-interest earnings in the form of fees and gains on sale resulting from our financial intermediary and transaction processing activities can potentially provide a better diversity of earnings than the traditional banking model.

While we are optimistic about our short- and long-term prospects, the following should be considered in evaluating our earnings and growth outlook.

Volatility of Mortgage Banking Income.   All of our earnings in 2003 came from the financial intermediary segment when mortgage interest rates were at historically low levels. This prompted refinance and home purchase mortgage volumes to grow to the highest levels in history. Total mortgage industry production volumes were just under $3.8 trillion for 2003. Interest rates began climbing during the third quarter of 2003, and mortgage banking industry production volumes dropped to $2.772 trillion during 2004. Estimated mortgage banking industry production for 2005 is $2.787 trillion, flat when compared to 2004 production. As production volumes dropped in 2004 and 2005 relative to the record production levels in 2003, competitive pressures mounted, resulting in a drop in gain on sale margins in 2004 and 2005 compared to 2003. The decrease in 2005 compared with 2004 related primarily to lower margins in the non-conforming mortgage business as new market participants, especially portfolio lenders focused on leveraging up their balance sheets as quickly as possible, engaged in aggressive pricing to capture market share.

The Mortgage Bankers Association of America’s forecast calls for total mortgage production of $2.244 trillion for 2006, representing a 19% drop in volume from 2005. Although we believe that our offerings of adjustable rate and other alternative mortgage products and the continued growth of our retail channel (which is less dependent on refinance volume) will soften some of the impact of declines in available volume, there can be no assurance that we will be able to sustain current production volume levels. Likewise, there is no assurance that the current competitive pressures, especially in the non-conforming channel, will subside. The following summarizes some of our significant threats and opportunities under a reduced volume scenario:

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

This impact may be offset, in part, by the following additional potential effects of the rising rate environment:

•       The value of mortgage servicing rights could increase as actual and forecasted prepayments go down. Although these assets are carried at the lower of cost or market, accounting rules allow for the reversal of previously established reserves as a result of impairment. Recent accounting pronouncements will allow us to elect fair value accounting for our servicing rights commencing January 1, 2006. However, as servicing values rise, our servicing hedge values would go down, offsetting a portion of the reserve recovery (or increase in fair value).

•       With reduced prepayments, mortgage servicing revenues would improve.

•       The Company could elect to take a portion of existing excess liquidity and liquidity freed up by the reduced loan production volume and invest in additional interest-earning assets at the then higher interest rates.

Material Pending Litigation.   As discussed in note 19 of the notes to the consolidated financial statements included in this report, we are involved in litigation with three insurance companies who are sureties on some of NetBank, FSB’s commercial lease portfolios. NetBank, FSB has filed a claim for payments that are currently past due. During 2004, in response to settlements between the sureties and other holders of CMC leases, we recorded an additional $29.0 million in allowance for credit losses and wrote our carrying value on the CMC leases down by $50.2 million resulting in a remaining balance of $31.5 million. Through additional cash receipts, the remaining book balance of CMC receivables was down to $26 million at December 31, 2005. The entire portfolio is on non-accrual status. In August 2005, the U.S. District Court issued a favorable ruling for banks with respect to the multi-district litigation (“MDL”) proceedings. The court issued two opinions in which it ruled against one of the sureties, Illinois Union. It is expected that Illinois Union will appeal. With respect to the other two sureties, Safeco and Royal, the court did not grant the banks’ motion but instead stated that the banks must first prove that they were the intended “obligee” in the leases, and that there was no fraud on the part of the banks. We believe our case is strong, and that we will be able to successfully assert that we were the intended “obligee” and that there was no fraud on our part. During the fourth quarter of 2005, the court ordered mediation through March 15, 2006.

However, there is no assurance that the suit or resulting appeals will ultimately be decided in our favor nor is there any assurance as to the length of time it may take for us to prevail. The following summarizes the material impact some of the possible outcomes could have on the results of our results of operations and financial condition for 2006 and beyond:

•       Further victories in the action or a favorable settlement could result in our being able to recover all or a portion of the CMC lease receivables charged off in 2004;

•       A loss in the case against Safeco or Royal or in an appeal of the Illinois Union ruling could cause us to record additional provisions for loss on these assets and the continuation of non-accrual status; and

•       Prolonged litigation could result in the continuation of non-accrual status, continued payment of large legal fees, and the potential for recording additional provisions for losses on these assets in the future.

Acquisitions.   As described in Note 2 of the notes to the consolidated financial statements included in this report, during 2005 we expanded our ATM and merchant processing business by acquiring smaller processors or service contracts and expanded our retail mortgage origination operations by acquiring additional retail branches. We do not expect to acquire a business that would be considered material (i.e., 20% of pre-tax income, total assets or total shareholders’ equity) in the near future; however, we will continue to pursue strategic acquisitions such as these which fit into our long-term strategy of diversifying our earnings by expanding less cyclical revenue generating operations.

Flat Treasury Yield Curve.   Normally, short-term interest rates are lower than long-term interest rates. However, continual increases by the Federal Reserve throughout 2004 and 2005 in targeted short-term rates has caused the yield on short-term Treasury instruments to be only slightly below or at times equal to the yields of medium-term and long-term Treasury securities. This flattening of the yield curve adversely impacts our earnings as follows:

•       We earn less of a spread on loans held for sale that are financed with short-term liabilities.

•       The risk adjusted net interest spread of incremental earning assets coming onto the balance sheet as held for investment or available for sale assets is lower than in a normal yield curve environment.

•       To the extent that any existing earning assets were funded by shorter duration liabilities, our net interest margin compresses as those liabilities re-price.

Capital Constraints on Retail Bank Growth.   One of the tactics in achieving the strategy of diversifying our revenue sources is to grow the earning assets of the Bank. We desire to maintain the Bank’s status as “Well Capitalized” under OTS guidelines. Accordingly, the absence of earnings during 2005 is beginning to put constraints on further growth of the Bank. Several times over the past few years NetBank, Inc. has issued trust-preferred securities and used the proceeds to infuse additional capital into the Bank. Further offerings of trust-preferred securities may not be successful in generating additional capital for the Bank.

Such capital constraints coupled with the impact discussed above of the flattening yield curve could cause the suspension of growth in earning assets. See Item 1A. “Risk Factors” for more information regarding risks associated with failure to satisfy capital requirements.

Impact of SFAS 123r.   We will adopt SFAS 123r, Share-Based Payment, effective January 1, 2006. We intend to adopt SFAS 123r using the Modified-Prospective Transition provisions of SFAS 123r, which will require financial statement recognition of the fair value of all share-based payments that vest subsequent to adoption. Based on the historical level of share-based awards, we have estimated that the adoption of SFAS 123r will result in approximately $3.5 million of additional compensation expense to be recorded in 2006. For a discussion of other recent accounting pronouncements, see note 3 of the notes to our consolidated financial statements included in this report.

Financial Condition

General.   The Company’s assets totaled $4,771,619 at December 31, 2005, an increase of $149,438 or 3% from December 31, 2004. This increase is primarily due to the following factors. First, loans and leases receivables increased $128,531 as a result of management’s decision to retain a greater portion of the Company’s internally originated loan and leases from our auto lending, mortgage operations and NetBank Business Finance divisions. Secondly, loans held for sale also increased $60,139. This increase can be attributed to decreased sales in 2005 versus 2004 as production remained relatively flat. In addition, mortgage servicing rights increased by $29,061 due to retention of servicing rights on internally produced loans, an acquisition of bulk servicing rights having a capitalized value of $35,181 and a $14,055 recovery of  servicing rights.  These increases were partially offset by a $74,218 decrease in our investment securities available for sale to $626,077 at December 31, 2005.

Liabilities increased by $163,065 primarily related to an increase in deposits as we continue to experience growth within the retail banking segment. Other borrowed funds also increased $36,749 in order to support our growth in loan and lease receivables and loans held for sale portfolios.

Investment Securities.   Our investment policy is designed to provide and maintain liquidity and to generate favorable returns without incurring undue interest rate risk, credit risk and investment portfolio concentrations. In accordance with the policy, during 2005, we sold certain investment securities for a net gain of $4,675. We may continue to acquire and dispose of securities within the parameters of our investment strategy which may result in additional gains or losses.

Securities classified as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income. All investment securities are currently classified as available for sale. The following tables set forth certain information relating to our available for sale securities:

As of December 31, 2005	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. government agencies—MBS	$535,369	$24	$10,680	$524,713
Collateralized mortgage obligations	59,049	3	1,450	57,602
U.S. treasury securities	13,131	—	351	12,780
Agency bonds	27,512	—	504	27,008
Habitat bonds and other	3,858	116	—	3,974
Total	$638,919	$143	$12,985	$626,077

As of December 31, 2004	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. government agencies—MBS	$574,495	$—	$3,205	$571,290
Collateralized mortgage obligations	31,572	108	87	31,593
U.S. treasury securities	53,177	865	87	53,955
Corporate bonds	39,150	609	218	39,541
Habitat bonds and other	3,733	183	—	3,916
Total	$702,127	$1,765	$3,597	$700,295

As of December 31, 2003	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. government agencies—MBS	$191,492	$1,243	$114	$192,621
Collateralized mortgage obligations	1,356	108	—	1,464
U.S. government agencies—bonds	224,435	2,743	—	227,178
Corporate bonds	29,094	411	187	29,318
Habitat bonds and other	3,595	172	—	3,767
Total	$449,972	$4,677	$301	$454,348

Although certain securities have an unrealized loss that has persisted for more than 12 continuous months, management does not believe that any of the securities within the portfolio are impaired. We believe that the decrease in the value of the portfolio is related to increasing interest rates versus declining credit worthiness. We performed an assessment and applied the principles of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and concluded that an other-than-temporary impairment should not be recognized.

Reference is made to note 4 of the notes to the consolidated financial statements included in this report for additional details regarding the maturity, duration of unrealized losses and weighted average interest rate of our investment securities available for sale portfolio.

Loans Held for Sale.   For the year ended December 31, 2005, loans held for sale, which consist primarily of mortgage loans, increased by $60,139 to $1,233,918 compared to $1,173,779 as of December 31, 2004. This increase is the result of decreased sales volumes during 2005. Industry-wide production of mortgages and sales of mortgages decreased during 2005 primarily as a result of an increase in long-term mortgage interest rates and generally softer demand.

Loan and Lease Receivables.   For the year ended December 31, 2005, the loan and lease receivables portfolio increased $128,531 or 6% to $2,224,363 at December 31, 2005. Loan and lease receivables increased as a result of our strategy to selectively retain a larger portion of originated loans and leases. During 2005, we retained $200,278 of internally originated mortgage loans (primarily HELOCs), $412,522 of internally originated auto loans and $194,456 of originated business finance loans and leases. The retention of these internally originated assets was offset, in part, by principal payments and reductions of $257,245 and $55,805 in first and seconds mortgages, respectively.

The following is a summary of NetBank’s loan and lease receivables as of December 31:

	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
First mortgages	$824,431	36.6%	$1,081,676	51.0%	$1,186,565	65.8%	$318,584	34.1%	$381,853	25.2%
Second mortgages	115,188	5.1%	170,993	8.1%	123,124	6.7%	226,536	24.2%	595,915	39.5%
Leases	406,053	18.0%	356,016	16.8%	349,952	19.4%	305,276	32.7%	150,918	10.0%
Auto	610,924	27.1%	391,934	18.5%	92,724	5.2%	9	0.0%	211	0.0%
Home equity lines	257,991	11.5%	115,068	5.4%	50,816	2.8%	82,051	8.8%	140,806	9.3%
Consumer	37,377	1.7%	4,607	0.2%	1,880	0.1%	2,025	0.2%	10,747	0.7%
Construction	—	—%	—	0.0%	—	0.0%	188	0.0%	197	0.0%
Commercial mortgages	—	—%	—	0.0%	—	0.0%	—	0.0%	231,739	15.3%
Total	2,251,964	100.0%	2,120,294	100.0%	1,805,061	100.0%	934,669	100.0%	1,512,386	100.0%
Less allowance for credit losses	(27,601)		(24,462)		(43,689)		(42,576)		(22,865)
Total	$2,224,363		$2,095,832		$1,761,372		$892,093		$1,489,521

The following table sets forth certain information regarding the contractual maturity of our loan and lease receivables portfolio as of December 31, 2005. Loans or leases having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The table includes prepayment assumptions based on current market conditions and thus does not necessarily reflect actual contractual maturity or repayment dates.

	Due 1 year or less	Due 1-5 years	Due after 5 years	Total
First mortgages	$12	$1,193	$823,226	$824,431
Second mortgages	133	1,426	113,629	115,188
Leases	152,343	251,372	2,338	406,053
Auto	320	401,165	209,439	610,924
Home equity lines	77	7,057	250,857	257,991
Consumer	829	—	36,548	37,377
Total	$153,714	$662,213	$1,436,037	$2,251,964

The following table segregates our loan and lease receivables by fixed and floating interest rates as of December 31, 2005:

	Fixed rate	Floating rate	Total
First mortgages	$17,083	$807,348	$824,431
Second mortgages	114,037	1,151	115,188
Leases	406,053	—	406,053
Auto	610,924	—	610,924
Home equity lines	—	257,991	257,991
Consumer	36,111	1,266	37,377
Total	$1,184,208	$1,067,756	$2,251,964

The following is a summary of the allocation of the allowance for credit losses for the years ended December 31:

	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
First mortgages	$2,463	8.9%	$3,842	15.7%	$3,801	8.7%	$1,177	2.8%	$2,583	11.3%
Second mortgages	2,973	10.8%	4,451	18.2%	6,286	14.4%	9,287	21.8%	11,880	52.0%
Leases	14,771	53.5%	13,146	53.7%	31,657	72.5%	30,237	71.0%	3,331	14.6%
Auto	2,948	10.7%	1,593	6.5%	1,054	2.4%	—	0.0%	16	0.1%
Home equity lines	4,244	15.4%	1,334	5.5%	829	1.9%	1,659	3.9%	1,714	7.5%
Consumer	202	0.7%	96	0.4%	62	0.1%	216	0.5%	50	0.1%
Commercial mortgages	—	0.0%	—	0.0%	—	0.0%	—	0.0%	3,291	14.4%
Total	$27,601	100.0%	$24,462	100.0%	$43,689	100.0%	$42,576	100.0%	$22,865	100.0%

The following table details our non-accrual and troubled debt restructurings:

	As of December 31,
	2005	2004	2003	2002	2001
Loan and lease receivables(1)	$33,049	$37,045	$87,228	$87,025	$3,195
Loans held for sale(1)	$49,635	$36,633	$46,409	$39,351	$—
Troubled debt restructurings(2)	$6,782	$4,588	$5,309	$—	$—

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

The following is a summary of the allowance for credit losses for the years ended December 31:

	2005	2004	2003	2002	2001
Beginning balance as of January 1	$24,462	$43,689	$42,576	$22,865	$13,421
Allowance recorded in connection with the purchase of loan pools	—	—	—	7,257	11,456
Provision for credit losses	11,047	34,777	7,008	22,417	585
Allowance acquired in connection with acquisition of Resource	—	—	—	1,828	—
Allowance transferred to held for sale	—	—	—	(3,270)	—
Charge-offs:
First mortgages	(35)	(26)	—	(1)	—
Second mortgages	(796)	(734)	(1,486)	(6,125)	(1,384)
Leases	(6,563)	(54,019)	(5,775)	(3,190)	(15)
Home equity lines	(385)	(469)	(557)	(555)	(1,307)
Consumer	(108)	(101)	(236)	(270)	(69)
Auto	(4,007)	(2,744)	(124)	(116)	(62)
Total charge-offs	(11,894)	(58,093)	(8,178)	(10,257)	(2,837)
Recoveries:
First mortgages	20	—	—	—	—
Second mortgages	137	385	165	65	148
Leases	2,176	2,305	1,909	1,387	—
Home equity lines	430	190	162	258	90
Consumer	—	—	3	25	—
Auto	1,223	1,209	44	1	2
Total recoveries	3,986	4,089	2,283	1,736	240
Total charge-offs, net	(7,908)	(54,004)	(5,895)	(8,521)	(2,597)
Ending balance as of December 31	$27,601	$24,462	$43,689	$42,576	$22,865
Allowance for credit losses as a percentage of average loan and lease receivables	1.27%	1.17%	3.43%	3.26%	1.65%

The tables above include a provision of $20,102 in 2002 related to the CMC lease portfolio which was placed on non-accrual status during the second quarter of 2002. We made a provision for an additional $29,000 and wrote off $50,230 of our investment in the CMC lease portfolio during the fourth quarter of 2004. The remaining investment will continue on non-accrual status and is periodically evaluated for recoverability. See Item 3. “Legal Proceedings,” and notes 5, 6 and 19 of the notes to the consolidated financial statements included in this report for additional details regarding our loan and lease receivables, including its investment in the CMC lease portfolio, the associated litigation and the associated allowance for credit losses.

The non-CMC leases are originated by our NetBank Business Finance division. These leases consist primarily of equipment leases to small businesses. The Company provides an allowance for credit losses on such leases based upon life of lease loss estimates resulting from static loss analysis by vintage year of production. The increase in the non-CMC related reserves relates to the retention of leases by the Company over time.

During 2005 and 2004, our portfolios of HELOCs grew as a result of the retention of targeted products from our mortgage banking operations. We provide an allowance for credit losses on all mortgage products based on a life of loan estimate of losses. Such life of loan loss estimates are based upon rating agency estimates of losses for mortgage-backed securities containing loans with similar credit quality. The Company’s allocated allowance for credit losses grew from $1,334 to $4,244 for HELOCs from

December 31, 2004 to December 31, 2005 as the result of an increase in the underlying portfolios from $115,068 to $257,991 during the period. The Company’s allocated allowance for credit losses for second mortgages decreased from $4,451 to $2,973 from December 31, 2004 to December 31, 2005. This decrease reflected a decrease of principal balance relating to payoffs of second mortgages and retention of selected second mortgages to borrowers with higher credit scores, resulting in reduced loss estimates as a percentage of outstanding principal.

In the spring of 2003, we opened the Dealer Financial Services division for the purpose of originating indirect auto loans through a third party network of regional auto dealers. For such auto loans, the Company provides, at a minimum, allowances based upon loss estimates for the next twelve months plus any additional amounts necessary for classified assets. Our loss estimates are based primarily on the credit scores of the underlying borrowers. The Company monitors its actual loss experience versus its expected loss experience and makes appropriate adjustments to its provision and allowance. The increase in the Company’s allocated allowance from a December 31, 2004 balance of $1,593 to $2,948 as of December 31, 2005 resulted primarily from an increase in the underlying portfolio of $218,990.

Asset Quality and Non-performing Assets.   We periodically review the performance of our loan and lease receivables by reviewing charge-offs, delinquency statistics and various other industry statistics. Large non-homogeneous credits are reviewed on a loan-by-loan or lease-by-lease basis, whereas relatively small credits with similar risk characteristics are reviewed on a pool-by-pool basis. If a decline in credit quality for a specific pool or individual loan or lease is noted, we record additional allowance through a charge to the provision for credit losses. The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio. We determine the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. Our non-performing loan and lease receivables as a percentage of gross unpaid principal balance (“UPB”) improved from 1.7% at December 31, 2004, to 1.5% at December 31, 2005. Reference is made to note 6 of the notes to the consolidated financial statements included in this report for additional information regarding the specific types and amounts of our non-performing assets.

The following tables set forth information regarding our loan and lease receivables, including the allocated allowance and non-accrual assets:

As of December 31, 2005	Gross UPB	Allocated Allowance	(1)Non- performing
First mortgages	$824,431	$2,463	$2,836
Second mortgages	115,188	2,973	498
Leases	379,999	14,771	2,737
Auto	610,924	2,948	471
Home equity lines	257,991	4,244	452
Consumer	37,377	202	1
Loan and lease receivables	2,225,910	27,601	6,995
CMC leases(2)	26,054	—	26,054
Total	$2,251,964	$27,601	$33,049

As of December 31, 2004	Gross UPB	Allocated Allowance	(1)Non- performing
First mortgages	$1,081,676	$3,842	$3,232
Second mortgages	170,993	4,451	183
Leases	324,489	13,146	1,532
Auto	391,934	1,593	278
Home equity lines	115,068	1,334	291
Consumer	4,607	96	2
Loan and lease receivables	2,088,767	24,462	5,518
CMC leases(2)	31,527	—	31,527
Total	$2,120,294	$24,462	$37,045

(1)          Non-performing includes all loans, including restructured loans, that are 90 days or more contractually past due. The Company also held $6,782 and $4,588 of performing restructured loans as of December 31, 2005 and 2004, respectively.

(2)          Reference is made to note 6 and 19 of the notes to the consolidated financial statements included in this report for additional details regarding the CMC lease portfolio.

As more fully described in note 3 of the notes to the consolidated financial statements included in this report, our loans held for sale are carried at the aggregate of the lower of cost or market until being sold, typically 30 to 90 days after origination or purchase. At December 31, 2005 and 2004, the aggregate market value of loans held for sale exceeded the aggregate cost. The majority of our non-performing loans held for sale consist of loans which the Company has been required to repurchase under representations and warranties provided to purchasers of our loans. Once a loan has been repurchased, it is generally resold at a loss. Upon repurchase, the Company transfers reserves from its liability for representations and warranties to a valuation reserve for repurchased loans to record such loans at estimated net realizable value. The following tables set forth information regarding our loans held for sale:

As of December 31, 2005	Gross UPB	Non- performing	Reserve
Conforming mortgages	$811,602	$25,630	$3,266
Non-conforming mortgages	346,940	24,005	9,283
Construction	84,429	—	191
Commercial mortgages	3,734	—	47
Total held for sale assets	$1,246,705	$49,635	$12,787

As of December 31, 2004	Gross UPB	Non- performing	Reserve
Conforming mortgages	$821,422	$23,488	$4,179
Non-conforming mortgages	300,406	12,810	5,293
Construction	54,564	335	140
Commercial mortgages	7,893	—	894
Total held for sale assets	$1,184,285	$36,633	$10,506

Mortgage Servicing Rights.   We intend to retain substantially all of our originated conventional mortgage servicing rights (“MSRs”) in order to achieve the necessary critical mass the transaction processing segment requires to sustain operational profitably. During 2005, execution of conforming conventional loans into the secondary market in whole loan, servicing released sales was frequently more profitable than creating mortgage-backed securities and retaining the servicing rights. However, the 17% growth in the MSRs during 2005 was attributed primarily to the purchase of a $2.5 billion portfolio, having a capitalizable value of $35,181. In addition, we recorded a recovery of MSR value of $14,055. These increases in MSRs were partially off-set by amortization of $45,389.

Derivatives.   The value of derivatives hedging the MSR portfolio were $23,558 at December 31, 2005 compared to $10,081 at December 31, 2004, an increase of $13,477. The derivatives consist primarily of commitments to purchase mortgage pool securities, options, floors, swaps, swaptions, caps and floors. The value of derivatives hedging the pipeline of MSRs at December 31, 2005 was a loss of $993 compared to a loss of $147 at December 31, 2004. The value of our loan commitments for which the interest rate is locked (“rate locks”) decreased in value by $95 from a gain of $1,687 as of December 31, 2004 to a gain of $1,592 as of December 31, 2005. Our portfolio of mandatory delivery commitments hedging our rate locks at December 31, 2005 was a loss of $1,080 compared to a loss of $707 at December 31, 2004. Both of these amounts are marked-to-market and reflected in our consolidated statements of operations. The value of mandatory delivery commitments hedging our inventory of closed loans at December 31, 2005 was a loss of $2,852 compared to a loss of $1,034 at December 31, 2004.

Liabilities.   Total liabilities for the year ended December 31, 2005 increased $163,065. This increase was due primarily to an increase in deposits of $154,406 as a result of our continued growth in our deposit base. This increase was in part off-set by a decrease in unsettled trades of $50,543.

Deposits.   Deposits were $2,793,847 at December 31, 2005, a 6% increase year-over-year compared to deposits of $2,639,441 at December 31, 2004. As of December 31, 2005, interest-bearing deposits represented 65% of total interest-bearing liabilities (including interest-bearing deposits, other borrowed funds and subordinated debt) outstanding. At December 31, 2005, FHLB advances, warehouse lines of credit and repurchase agreements represented approximately 34%, and subordinated debt represented less than 1%. In addition, checking accounts decreased primarily related to our strategy of growing profitable customer relationships which in nature include customers with more than a purely transactional account relationship. Money market accounts decreased year-over-year related primarily to our pricing less aggressively than we did in prior periods relative to competition. Certificates of deposit increased by $399,605 as we saw the opportunity to lock in rates in certain maturities in a rising rate environment. The following table summarizes our deposits:

	As of December 31, 2005			As of December 31, 2004			As of December 31, 2003
	Amount	%	Weighted average interest rate	Amount	%	Weighted average interest rate	Amount	%	Weighted average interest rate
Non-interest bearing checking accounts	$284,046	10.2%	N/A	$285,218	10.8%	N/A	$198,884	7.8%	N/A
Interest bearing:
Checking accounts	232,658	8.3%	0.9%	261,588	9.9%	1.0%	228,178	9.0%	1.4%
Money market	943,432	33.8%	3.2%	1,158,529	43.9%	1.9%	1,363,294	53.7%	1.9%
Certificates of deposit under $100	1,240,784	44.4%	4.0%	830,996	31.5%	2.9%	632,602	24.9%	2.8%
Certificates of deposit over $100	92,927	3.3%	4.1%	103,110	3.9%	3.3%	116,469	4.6%	2.8%
Total deposits	$2,793,847	100.0%		$2,639,441	100.0%		$2,539,427	100.0%

Reference is made to the detailed deposit information in note 10 of the notes to the consolidated financial statements included in this report.

Shareholders’ Equity.   Total shareholders’ equity decreased $13,848 for the year ended December 31, 2005. The decrease is primarily due to a $6,829 decrease in accumulated other comprehensive income (“OCI”) and a decrease in retained earnings of $4,844. Net loss for the year ended December 31, 2005 was $180 and dividends paid aggregated $3,698 for the same period. The OCI decrease reflected the change in fair value of available for sale investment securities of $3,930 and the realization of $2,899 in after-tax gains due to the sale of certain investment securities. Treasury stock increased $1,189 due to the repurchase of common stock of $2,771 which was offset, in part, by the reissuance of $1,582 of restricted stock related to the Company’s stock-based incentive compensation plan.

Critical Accounting Policies

In response to the Securities and Exchange Commission’s rule ”Disclosure in Management’s Discussion and Analysis about the Application of Critical Accounting Policies”, the Company’s senior management, in conjunction with the Audit Committee of the Board of Directors, has identified valuation of mortgage servicing rights available for sale, determination of the allowance for credit losses, liabilities for representations and warranties on loans and mortgage servicing rights sold and derivatives hedging mortgage servicing rights available for sale as being the most critical accounting policies. These policies were identified as being the most critical based on the SEC’s guidance in identifying them based on whether 1) the accounting estimate required management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and 2) different estimates reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period-to-period, would have a material impact on the presentation of the financial condition or results of operations.

Valuation of Mortgage Servicing Rights.   As more fully described in notes 3 and 7 of the notes to the consolidated financial statements included in this report, we account for our MSRs under the guidance set forth in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For purposes of evaluating our MSRs portfolio for impairment, we disaggregate our servicing portfolio into two primary groupings: available for sale and held for sale. The most important variables that require management to make estimates in the valuation of  MSRs available for sale are the prepayment rate and discount rate. In determining the appropriate prepayment rate and discount rate to be used in its internal valuation models, we review current prepayment activities, historical prepayment activities, prevailing interest rates, general economic indicators and the secondary market for MSRs. The following table sets forth the change in value of the available for sale portfolio that would theoretically be recorded were management to choose to use a prepayment or discount rate that is 10% or 20% more adverse.

	December 31,
	2005	2004
Fair value	$202,543	$171,075
Weighted average life in years	5.2	4.7
Prepayment speed assumption (annual rate)	13.7%	16.0%
Impact on fair value of 10% adverse change	$(9,442)	$(9,314)
Impact on fair value of 20% adverse change	$(18,579)	$(17,758)
Discount rate	10.83%	10.52%
Impact on fair value of 10% adverse change	$(9,177)	$(4,276)
Impact on fair value of 20% adverse change	$(16,195)	$(8,186)

The impacts displayed above for the available for sale portfolio would be a direct reduction to the value of MSRs available for sale and a reduction of income by a nearly corresponding amount via an impairment charge.

The sensitivities above are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in an assumption generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table above, the effect of a variation in a particular assumption on the fair value of the available for sale servicing rights portfolio is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. NetBank holds an additional $1,509 of MSRs that management considers held for sale, which are not included in the preceding table. The held for sale portfolio’s value is based on its forward committed prices and therefore would not be subject to the types of value changes referred to in the discussion above.

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

At December 31, 2005, NetBank had $2.2 billion of loan and lease receivables and $27,601 of allowance for credit losses, a coverage ratio of 1.24%, and incurred $11,047 of provision expense related to maintaining the allowance within the appropriate range. NetBank recorded net charge-offs of $7,908 during 2005.

Liability for representations and warranties.   In the ordinary course of business, we are exposed to liability, and potential losses, under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of MSRs. Under certain circumstances, we may be required to repurchase mortgage loans or indemnify the purchasers of loans or servicing rights for losses if there has been a breach of representations or warranties.

Estimation of a liability for such representations and warranties is difficult for two reasons. First, since NetBank is not the primary servicer for many of the loans or loans underlying the MSRs it has sold in the past, it has no knowledge as to the current status of previously sold loans and MSRs and the extent of the “pipeline” of unasserted repurchase requests. Second, as new mortgage products are introduced that may have documentation or underwriting criteria substantially different from products historically originated and sold, the Company has no historic information with respect to the expected frequency of repurchase requests or of the expected loss severity for these new products.

We estimate our liability for representations and warranties using the best information we have under the circumstances. For loan products where we have a history of past repurchase frequency and loss severity, we use that historical vintage loss data to project future liability. However, since we are not the servicer and have no information of the current status of such loans, such historic repurchase frequency and loss severity may not be the best indicator of future repurchase losses as the result of changes in the levels of prepayments (which affect repurchase frequency). Likewise, changes in general economic conditions such as unemployment levels and housing values can affect the frequency and loss severity of future repurchases under representations and warranties. For new products that are substantially different in underwriting criteria and documentation standards than that of historic product offerings, we initially estimate repurchase frequency from initial quality control tests and use loss severity from other similar products. As these new products season, we adjust our process to include the historical frequency and loss severity trends for the product. Our reserve for estimated losses for representations and warranties liability was $20.7 million and $22.7 million as of December 31, 2005 and 2004, respectively. Changes to frequency or severity would cause linear changes to the reserve requirements. The Company repurchased approximately $135.5 million and $99.0 million of unpaid principal balances during 2005 and 2004, respectively.

Derivative Financial Instruments.   We use derivative financial instruments as part of our risk management activities to protect the value of certain assets and liabilities against adverse price or interest rate movements. All of the Company’s derivative instruments are carried at fair value on the balance sheet. The valuation of these derivatives is critical because carrying assets and liabilities at fair value inherently results in more financial statement volatility. The valuation of our derivatives is based on third party mid-market quotes from a cross-section of Wall Street dealers or from a model utilizing Wall Street accepted valuation methodologies; and is therefore, generally calibrated to third party mid-market quotes.

Because the majority of the derivative instruments on our balance sheet are used to protect the value of other assets and liabilities in our balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged. Income statement volatility can occur if the decision is made to not fully hedge the attendant risk, the costs related to hedging reduce the net benefit related to hedging the attendant risk or the derivative instruments are not effective in hedging changes in the value of those assets and liabilities.

Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, we had contractual obligations to make scheduled payments for our operating leases; liability to repurchase loans under representations and warranties provided to purchasers of mortgage loans and MSRs; and obligations to make scheduled principal and interest payments on borrowed funds. We are not a party to any off-balance sheet financing arrangements nor do we hold unconsolidated interests in any variable interest entities that could rise to future contractual obligations.

The following table summarizes our obligations under these arrangements by type and scheduled payment:

Contractual obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Borrowed funds(1)	$849,314	$268,979	$168,085	$269,294	$1,555,672
Operating leases(2)	12,495	16,307	6,139	2,342	37,283
Repurchase liabilities(3)	45,319	28,674	3,361	69	77,423
	$907,128	$313,960	$177,585	$271,705	$1,670,378

(1)          Includes contractually due principal and interest. Reference is made to note 11 of the notes to the consolidated financial statements included in this report for additional information regarding the Company’s borrowings.

(2)          Reference is made to note 12 of the notes to the consolidated financial statements included in this report regarding details of our operating leases.

(3)          A detailed discussion regarding the Company’s liabilities under representations and warranties provided to purchasers of its mortgage loans and mortgage servicing rights can be found in note 19 of the notes to the consolidated financial statements included in this report and under the heading “Critical Accounting Policies” above. As discussed in note 19 of the notes to the consolidated financial statements included in this report and under the heading “Critical Accounting Policies” above, we cannot accurately predict the volume or timing of when, or if, mortgage loans or mortgage servicing rights will be presented for repurchase.

Results of Operations—Year ended December 31, 2005, compared to the year ended December 31, 2004

General.   Net loss for the year ended December 31, 2005 was $180 or $0.00 per share, compared to net income of $4,220 or $.09 per share, for 2004. Rising interest rates and interest rate volatility during 2005 continued to adversely impact the results reported from the financial intermediary segment. Mortgage loan production within the financial intermediary segment dropped from $13.6 billion to $13.3 billion, while sales of mortgage loans dropped from $14.1 billion to $12.9 billion comparing 2004 to 2005, respectively. NetBank also experienced significant pressure on its margins in the financial intermediary segment from increasing competition, especially in the nonconforming channel. The financial intermediary segment’s pre-tax income was down $38.8 million as a result. This was offset by improved results in the retail banking segment which posted a pre-tax income of $19.1 million during 2005 compared with a pre-tax loss of $11.1 million during 2004. Included in the retail banking segment loss in 2004 was an additional provision for credit losses on the CMC leases of $29.0 million. In the absence of that provision, the retail banking segment would have reported pre-tax earnings of $17.9 million in 2004.

Interest Income.   NetBank’s interest income for the year ended December 31, 2005 was $253,115 compared to $232,163 in 2004. As detailed in the following rate volume variance table, we lowered the average balance of our loans held for sale by $165,623 and increased the average balance of investment securities available for sale and loan and lease receivables by $233,200 and $59,857, respectively. This repositioning resulted in a positive volume variance of $2,900 due to the increase in average interest-earning assets. In addition to the volume variance, the average rate on all interest-earning assets increased from 5.19% to 5.52%, comparing 2004 to 2005, which resulted in a positive rate variance of $18,052. The increase in loan and lease receivables is principally the result of our previously discussed strategy of retaining a higher portion of originated loans and leases. During 2005, NetBank retained $200,278 of internally originated mortgage loans (primarily HELOCs), $412,522 of internally originated auto loans and $194,456 of originated business finance loans and leases.

Interest Expense.   Total interest expense for the year ended December 31, 2005 was $133,054 compared to $92,617 for 2004. The $40,437 increase is due to an increase of $86,574 in average interest-bearing liabilities as well as a 93 basis point increase in cost of funds. For the year ended December 31, 2005, there was $70,483 of interest expense on deposits (including checking, money market and certificates of deposits) as compared to $47,044 for the year ended December 31, 2004. The $23,439 net increase in interest expense on deposits was the result of an 87 basis point increase in the average rate paid on deposits resulting in a positive $16,551 rate variance and a $6,888 positive volume variance. For the year ended December 31, 2005, interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $62,571 compared to $45,573 for 2004. The $16,998 increase in interest expense related to other borrowed funds is the result of a 103 basis point increase in the average cost of funds, offset, in part, by a decrease of $27,653 in the average outstanding balance. The 103 basis point increase in the average cost of other borrowed funds is primarily due to higher rates on short-term debt. During 2005, the Federal Reserve increased short term borrowing rates, most notably the prime rate, several times. These increases directly contributed to the Company’s increased cost of funds.

Net Interest Income.   Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $120,061, or 2.6% of average interest-earning assets for the year ended December 31, 2005, compared to $139,546, or 3.1%, of average interest-earning assets for the year ended December 31, 2004.

The following table details the relative interest rates and average balances of our interest-earning assets and interest-bearing liabilities for the years ended December 31, 2005, and 2004:

Average Balance		Average Yield/Rate			Interest			Variance attributable to
2005	2004	2005	2004		2005	2004	Variance	Rate	Volume(3)
				Interest-earning assets:
$62,698	$80,728	3.41%	1.32%	Short-term investments	$2,140	$1,065	$1,075	$1,687	$(612)
771,956	538,756	4.54%	3.87%	Investment securities(1)	35,085	20,838	14,247	3,610	10,637
1,592,749	1,758,372	6.29%	5.97%	Loans held for sale(2)	100,249	104,936	(4,687)	5,627	(10,314)
2,156,472	2,096,615	5.36%	5.02%	Loan and lease receivables(2)	115,641	105,324	10,317	7,128	3,189
4,583,875	4,474,471	5.52%	5.19%	Total interest-earning assets	253,115	232,163	20,952	18,052	2,900
				Interest-bearing liabilities:
226,560	234,574	1.39%	1.20%	Checking accounts	3,152	2,812	340	446	(106)
1,040,634	1,277,853	2.46%	1.70%	Money market	25,563	21,712	3,851	9,712	(5,861)
1,168,719	809,259	3.57%	2.78%	Certificates of deposit	41,768	22,520	19,248	6,393	12,855
889,985	954,468	3.63%	2.05%	Short-term debt	32,262	19,555	12,707	15,081	(2,374)
803,719	785,275	3.53%	3.24%	FHLB advances	28,378	25,440	2,938	2,277	661
30,243	11,857	6.38%	4.87%	Subordinated debt	1,931	578	1,353	179	1,174
4,159,860	4,073,286	3.20%	2.27%	Total interest-bearing liabilities	133,054	92,617	40,437	34,088	6,349
—	—	2.32%	2.92%	Net interest margin	120,061	139,546	(19,485)	(16,036)	(3,449)
424,015	401,185	0.30%	0.20%	Interest free sources	—	—	—	—	—
$4,583,875	$4,474,471	2.62%	3.12%	Net interest income to interest-earning assets	$120,061	$139,546	$(19,485)	$(16,036)	$(3,449)

(1)          Based on amortized cost; changes in fair value are not considered.

(2)          No separate treatment has been made for non-accrual loans.

(3)          Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.   The provision for credit losses was $11,047 for the year ended December 31, 2005, compared to $34,777 for 2004. The decrease in provision relates to recording a $29,000 provision during 2004 for the Company’s aforementioned investment in leases originated by CMC. Excluding this provision for CMC, the provision expense was $5,777 for the year ended December 31, 2004. The increase in provision expense, excluding the CMC provision, relates to the $128,531 growth of loan and lease receivables. Additionally, during 2005, we retained significant amounts of HELOCs as well as auto loans. In 2004, the Company primarily retained first mortgages. The shift in the types of products retained has contributed to increased provisions in 2005.

Reference is made to the heading “Financial Condition—Asset Quality and Non-performing Assets” above for additional details concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income.   Non-interest income increased by $4,541 for the year ended December 31, 2005 compared to the same period of 2004. This increase was primarily driven by the $14,055 in recovery of MSRs, off-set in part by the $6,091 increase in amortization of MSRs. Recovery of MSRs increased due to the current performance of our investment in MSRs, including lower than anticipated prepayment speeds and fluctuations in key market rates. The increase in amortization expense is primarily a result of an increase in the underlying asset of $29,061. Gain on sales of loans and MSRs decreased by $4,535, comparing 2004 to 2005. This decrease can be attributed in part to decreased sales of $1.2 billion or 9%. Current period gain on sales of loans and MSRs was also impacted by the need for increased provision for reserves under representations and warranties in response to recent increases in the frequency of losses on repurchased mortgage loans and a $3,500 additional provision discussed in note 19 of the notes of the consolidated financial statements included in this report. In addition, gain on sales of loans was driven down in part by strong competitive pressures within our non-conforming channel.

Non-interest Expense.   Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses. Non-interest expense increased $14,618, or 6%, for the year ended December 31, 2005 compared to the same period of 2004. This increase was primarily driven by an increase of $3,979 in marketing expense and $3,569 in depreciation and amortization. Marketing expense increased due to a few select campaigns that the Company engaged in during 2005. The $3,569 increase in depreciation and amortization was a result of the accelerated leasehold improvements amortization due to the Company moving its headquarters in 2005. Additionally, increased amortization related to several intangible contracts acquired by the Company’s NPS subsidiary. In addition to the above increases, occupancy expense increased $3,039. Non-interest expense also increased due to the implementation of the QuickPost initiative as well as increases in software maintenance expense.

Retail Banking Segment.

The table below provides an overview of the results of operations for the retail banking segment:

	2005	2004	change
Net interest income	$91,661	$81,176	$10,485
Provision for credit losses	10,943	34,745	(23,802)
Net interest income after provision	80,718	46,431	34,287
Gain on sales of loans	834	3,160	(2,326)
Fees, charges and other income	14,187	12,749	1,438
Total revenues	95,739	62,340	33,399
Total expenses	77,010	68,275	8,735
Pre-tax income before net servicing results	18,729	(5,935)	24,664
Net servicing results	371	(5,141)	5,512
Pre-tax income (loss)	$19,100	$(11,076)	$30,176
Earning assets	$4,582,377	$4,368,068	$214,309
Average UPB underlying MSRs	$13,796,742	$12,766,699	$1,030,043
Efficiencies to earning assets
Net interest income	2.00%	1.86%	0.14%
Provision	0.24%	0.80%	(0.56)%
Net interest income after provision	1.76%	1.06%	0.70%
Gain on sales, fees, charges and other income	0.33%	0.36%	(0.03)%
Banking revenues	2.09%	1.42%	0.67%
Total expenses	1.68%	1.56%	0.12%
Pre-tax income (loss) before net servicing results	0.41%	(0.14)%	0.55%
Net servicing results to UPB underlying MSRs	0.00%	(0.04)%	0.04%

Pre-tax income improved by $30,176 to $19,100 for the year ended December 31, 2005, compared with a pre-tax loss of $11,076 for the same period in 2004. Improvements in net interest income of $10,485, net servicing results of $5,512, provision for credit losses of $23,802, and increases in fees, charges and other income of $1,438 resulted in the improvement year-over-year. Net interest income improved primarily because of the continuation of our strategy, begun in 2003, to retain a higher portion of originated assets including mortgages, leases and auto loans. Net servicing results improved as a result of lower actual and projected prepayments in 2005 compared with 2004. The decrease in the provision for credit losses relates to the provision for losses on the Company’s investment in leases acquired from CMC of $29,000 recorded in 2004. The improvement in fees, charges and other income relates to the increase in transactional accounts (i.e., checking and money market) year-over-year.

These improvements in earnings were offset, in part, by increases in operating expenses of $8,735, primarily relating to the growth in our auto lending and leasing operations, as well as the introduction of our QuickPost initiative.

Financial Intermediary Segment.

The following table highlights the financial intermediary segment’s results of operations:

	2005	2004	change
Net interest income	$28,063	$57,129	$(29,066)
Gain on sales of loans	105,950	113,963	(8,013)
Other income	3,383	4,477	(1,094)
Net Beacon Credit Services results	(1,162)	(159)	(1,003)
Net MG Reinsurance results	3,365	2,301	1,064
Total revenues	139,599	177,711	(38,112)
Salary and employee benefits	89,319	92,122	(2,803)
Occupancy and depreciation expense	30,276	28,279	1,997
Other expenses	35,537	34,069	1,468
Total expenses	155,132	154,470	662
Pre-tax (loss) income	$(15,533)	$23,241	$(38,774)
Production	$13,263,711	$13,632,944	$(369,233)
Sales	$12,945,675	$14,146,029	$(1,200,354)
Total revenues to sales	1.08%	1.26%	(0.18)%
Total expenses to production	1.17%	1.14%	0.03%
Pre-tax margin	(0.09)%	0.12%	(0.21)%

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes inter-segment sales to the retail banking segment.

The interest rate environment during the year ended December 31, 2004 was more favorable to mortgage production than the environment during 2005. In addition, the competitive environment the Company operated in within 2005, particularly within the Company’s non-conforming operations, compressed margins severely. The competitive pressures reduced revenue margins from 126 basis points for the year ended December 31, 2004 to 108 basis points for the year ended December 31, 2005. This decrease coupled with a decrease in net interest income resulted in a decrease in revenues of $38,112. Expenses increased slightly by $662. Expenses in terms of basis points of production increased from 114 basis points to 117 basis points comparing the year ended December 31, 2004 to the year ended December 31, 2005.

Transaction Processing Segment.

The transaction processing segment provides ATM and merchant processing services; subservices loans for the retail banking segment, financial intermediary segment and for third party customers; and sells various insurance products using an Internet-based platform.

The following table highlights the results of operations for the transaction processing segment:

	2005	2004	change
Total revenue	$26,878	$26,770	$108
Total expenses	23,762	24,446	(684)
Pre-tax income	$3,116	$2,324	$792

The transaction processing segment reported an improvement in pre-tax operating results of $792. Net Insurance showed strong improvement moving from a loss of $2,451 in 2004 to a loss of $901 in 2005, an improvement of $1,550. NPS added $1,310 of pre-tax profit to the transaction processing segment’s results during 2005 versus pre-tax profit of $1,977 in 2004.

Other  and Eliminations Segment.

For the year ended December 31, 2005, the other and eliminations segment recorded a pre-tax loss of $6,185 compared to a pre-tax loss of $8,159 for the same period of 2004. This amount represents NetBank’s holding company expenses and the elimination of intersegment revenues and expenses. The elimination of intersegment revenues primarily consists of the deferral of gains associated with the sale of loans to the retail banking segment from the financial intermediary segment and loan servicing fees paid by the retail banking and financial intermediary segments to the transaction processing segment.

Results of Operations—Year ended December 31, 2004, compared to the year ended December 31, 2003

General.   Net income for the year ended December 31, 2004 was $4,220 or $0.09 per share, compared to net income of $50,514 or $1.04 per share, for 2003. NetBank’s management capitalized on the favorable interest rate environment in 2003 to post strong revenues from its financial intermediary segment. In contrast, rising interest rates and interest rate volatility during 2004 adversely impacted the results reported from the financial intermediary segment. Mortgage loan production within the financial intermediary segment dropped from $18.9 billion to $13.6 billion, while sales of mortgage loans dropped from $18.3 billion to $14.1 billion comparing 2003 to 2004, respectively. NetBank also experienced pressure on its margins in the financial intermediary segment from increasing competition, especially in the correspondent channel. The financial intermediary segment’s pre-tax income was down by $135 million as a result. This was offset, in part, by improved results in the retail banking segment which posted a pre-tax loss of $11.1 million during 2004 compared with a pre-tax loss of $61.0 million during 2003. Included in the retail banking segment loss in 2004 was an additional provision for credit losses on the CMC leases of $29.0 million. In the absence of that provision, the retail banking segment would have reported pre-tax earnings of $17.9 million, an improvement of $78.9 million over the prior year.

Interest Income.   NetBank’s interest income for the year ended December 31, 2004 was $232,163 compared to $210,630 in 2003. As detailed in the following rate volume variance table, we lowered the average balance of our loans held for sale by $248,503 and increased the average balance of investment securities available for sale and loan and lease receivables by $52,238 and $822,158, respectively. This repositioning resulted in a positive volume variance of $29,116 due to the increase in average interest-earning assets. This was partially offset by a $7,583 negative variance due to lower yields. The increase in loan and lease receivables is principally the result of the Bank retaining originated loans and leases. During 2004, we retained $750,342 of internally originated mortgage loans (primarily adjustable rate mortgages), $87,637 of HELOCs, $384,523 of internally originated auto loans and $175,669 of originated business finance loans and leases. Interest income was impacted for the years ended December 31, 2004 and 2003 by approximately $5.6 million and $6.8 million, respectively, due to the non-accrual status of loans and leases.

Interest Expense.   Total interest expense for the year ended December 31, 2004 was $92,617 compared to $85,386 for 2003. The $7,231 increase is due to an increase of $604,511 in interest-bearing liabilities, offset, in part, by the impact of a 19 basis point reduction in the average cost of funds. For the year ended December 31, 2004, there was $47,044 of interest expense on deposits (including checking, money market and certificates of deposits) as compared to $49,784 for the year ended December 31, 2003. The $2,740 net decrease in interest expense on deposits was the result of a 22 basis point decline in the average rate paid on deposits resulting in a positive $3,551 rate variance, offset in part by a volume variance of $811 due to an increase in average interest-bearing deposit balances of $113,359. For the year ended December 31, 2004, interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $45,573 compared to $35,602 for 2003. The $9,971 increase in interest expense related to other borrowed funds is the result of an increase of $491,152 in the average outstanding balance, offset, in part, by a 22 basis point decline in the average cost of funds. The 22 basis point reduction in the average cost of other borrowed funds is primarily due to higher fixed-rate term FHLB advances being prepaid during the second half of 2003.

Net Interest Income.   Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $139,546, or 3.1% of average interest-earning assets for the year ended December 31, 2004, compared to $125,244, or 3.3%, of average interest-earning assets for the year ended December 31, 2003.

The following table details the relative interest rates and average balances of our interest-earning assets and interest-bearing liabilities for the years ended December 31, 2004, and 2003:

Average Balance		Average Yield/Rate			Interest			Variance attributable to
2004	2003	2004	2003		2004	2003	Variance	Rate	Volume (3)
				Interest-earning assets:
$80,728	$29,833	1.32%	1.14%	Short-term investments	$1,065	$340	$725	$54	$671
538,756	486,518	3.87%	4.00%	Investment securities(1)	20,838	19,445	1,393	(632)	2,025
1,758,372	2,006,875	5.97%	6.30%	Loans held for sale(2)	104,936	126,503	(21,567)	(6,623)	(14,944)
2,096,615	1,274,457	5.02%	5.05%	Loan and lease receivables(2)	105,324	64,342	40,982	(382)	41,364
4,474,471	3,797,683	5.19%	5.55%	Total interest-earning assets	232,163	210,630	21,533	(7,583)	29,116
				Interest-bearing liabilities:
234,574	187,962	1.20%	1.49%	Checking accounts	2,812	2,809	3	(545)	548
1,277,853	1,131,461	1.70%	2.06%	Money market	21,712	23,350	(1,638)	(4,073)	2,435
809,259	888,904	2.78%	2.66%	Certificates of deposit	22,520	23,625	(1,105)	1,067	(2,172)
954,468	791,664	2.05%	1.86%	Short-term debt	19,555	14,759	4,796	1,504	3,292
785,275	446,845	3.24%	4.39%	FHLB advances	25,440	19,621	5,819	(5,139)	10,958
11,857	7,667	4.87%	5.07%	Subordinated debt	578	389	189	(15)	204
—	14,272	0.00%	5.84%	Convertible subordinated debt	—	833	(833)	(833)	—
4,073,286	3,468,775	2.27%	2.46%	Total interest-bearing liabilities	92,617	85,386	7,231	(8,034)	15,265
—	—	2.92%	3.09%	Net interest margin	139,546	125,244	14,302	451	13,851
401,185	328,908	0.20%	0.21%	Interest free sources	—	—	—	—	—
$4,474,471	$3,797,683	3.12%	3.30%	Net interest income to interest-earning assets	$139,546	$125,244	$14,302	$451	$13,851

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

Reference is made to the heading “Financial Condition—Asset Quality and Non-performing Assets” above for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income.   Non-interest income declined by $77,317 for the year ended December 31, 2004 compared to the same period of 2003. This decline was primarily driven by the $116,455 decline in gain on sales of loans due to the $4.1 billion or 23% decline in sales of mortgage loans. The decline in sales was compounded by the decline in margins on sales due to increased competitive pressures. Service charges and fees increased $6,356 as a result of an increase in the average number of loans serviced in 2004 compared with 2003 and inclusion of a full year of operating results of NPS during 2004, which was acquired on December 1, 2003. Gain on sales of securities declined by $3,614 and gains on derivatives decreased by $165 during the year ended December 31, 2004 compared with the same period in 2003. During 2003, we were re-balancing the durations of our asset liability mix, offsetting fees for prepayment of higher rate term debt with gains on the sale of selected securities available for sale. During 2004, we did not prepay any FHLB advances. In 2004, we began a program of hedging on the balance sheet, from an economic standpoint, a portion of the prepayment risk associated with our MSRs. That program involves acquiring mortgage-backed securities by entering into to-be-announced (“TBA”) trades and subsequently taking delivery of the resulting securities on respective agency settlement dates. The TBA trades prior to settlement are free-standing derivatives that are marked to market. In 2004, this gave rise to the gains on derivatives. Likewise, we monetized a portion of our gain on some of the resulting mortgage-backed securities available for sale giving rise to a total of $7.8 million of gains on sale of securities. Other income increased by $346 primarily due to lower hedge results driven by generally increasing mortgage interest rates and interest rate volatility compared to the same period of 2003.

Non-interest Expense.   Non-interest expense includes all operating expenses such as salaries and benefits, marketing and general and administrative expenses. Non-interest expense decreased $17,061, for the year ended December 31, 2004 compared to the same period of 2003. This decline was primarily driven by reduced salaries and benefits expense of $6,803 related to reduced production volume in the financial intermediary segment, $16,193 reduced prepayment fees on the early extinguishment of debt related to the extinguishment of term FHLB borrowings in 2003, and a reduction in prepaid lost interest on curtailments of $4,670 related to reduced actual prepayments on loans serviced in 2004 compared with 2003. These decreases were offset, in part, by depreciation and amortization, occupancy and other expense categories that were generally higher as the our operations expanded period-over-period with the additions of NetBank Dealer Financial Services and NPS.

Retail Banking Segment.

The table below provides an overview of the results of operations for the retail banking segment:

	2004	2003	change
Net interest income	$81,176	$53,236	$27,940
Provision for credit losses	34,745	6,989	27,756
Net interest income after provision	46,431	46,247	184
Gain on sale of loans	3,160	71	3,089
Fees, charges and other income	12,749	11,552	1,197
Total revenues	62,340	57,870	4,470
Total expenses	68,275	61,918	6,357
Pre-tax loss before net servicing results	(5,935)	(4,048)	(1,887)
Net servicing results	(5,141)	(56,970)	51,829
Pre-tax loss	$(11,076)	$(61,018)	$49,942
Earning assets	$4,368,068	$3,744,553	$623,515
Average UPB underlying MSRs	$12,766,699	$10,146,432	$3,489,653
Efficiencies to earning assets
Net interest income	1.86%	1.42%	0.44%
Provision	0.80%	0.19%	0.61%
Net interest income after provision	1.06%	1.23%	(0.17)%
Gain on sale, fees, charges and other income	0.36%	0.31%	0.05%
Banking revenues	1.42%	1.54%	(0.12)%
Total expenses	1.56%	1.65%	(0.09)%
Pre-tax loss before net servicing results	(0.14)%	(0.11)%	(0.03)%
Net servicing results to UPB underlying MSRs	(0.04)%	(0.56)%	0.52%

Pre-tax loss improved by $49,942 to $11,076 for the year ended December 31, 2004, compared with a pre-tax loss of $61,018 for the same period in 2003. This is in spite of recording an additional provision for credit losses related to the Company’s investment in CMC leases. In the absence of that charge, the improvement would have been $78,942.

Improvements in net interest income of $27,940, net servicing results of $51,829, net gain on securities and prepayment of debt of $12,579, and increases in fees, charges and other income of $1,197 resulted in the improvement year-over-year. Net interest income improved primarily because of the retention over the past two years of a higher portion of originated assets including mortgages, leases and auto loans. Likewise, during 2003, the retail banking segment prepaid a large number of higher-priced term FHLB advances and, through pricing, moved the mix of deposits from higher cost certificates of deposit to lower cost money market and checking accounts. These asset-liability strategies have improved net interest income as a percentage of earning assets by 0.44% to 1.86% for the year ended December 31, 2004 compared with 1.42% for the same period in 2003. Net servicing results improved as a result of lower actual and projected prepayments in 2004 compared with 2003. The increase in the provision for credit losses relates to the aforementioned provision for losses on the Company’s investment in leases acquired from CMC. The improvement in fees, charges and other income relates to the increase in transactional accounts (i.e., checking and money market) year-over-year.

These improvements in earnings were offset, in part, by increases in operating expenses of $6,357, primarily related to the growth in our auto lending operation.

Financial Intermediary Segment.

The following table highlights the financial intermediary segment production and sales activities:

	2004	2003	change
Net interest income	$57,129	$73,416	$(16,287)
Gain on sales of loans	113,963	236,209	(122,246)
Other income	4,477	4,047	430
Net Beacon Credit Services results	(159)	—	(159)
Net MG Reinsurance results	2,301	1,919	382
Total revenues	177,711	315,591	(137,880)
Salary and employee benefits	92,122	105,315	(13,193)
Occupancy and depreciation expense	28,279	23,203	5,076
Other expenses	34,069	28,994	5,075
Total expenses	154,470	157,512	(3,042)
Pre-tax income	$23,241	$158,079	$(134,838)
Production	$13,632,944	$18,921,756	$(5,288,812)
Sales	$14,146,029	$18,315,651	$(4,169,622)
Total revenues to sales	1.26%	1.73%	(0.47)%
Total expenses to production	1.14%	0.84%	0.30%
Pre-tax margin	0.12%	0.89%	(0.77)%

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes inter-segment sales to the retail banking segment.

The interest rate environment during the year ended December 31, 2003 was much more favorable to mortgage loan production than the environment during 2004. In 2003, mortgage loan rates were hitting historic lows. The loan pipelines of originators throughout the mortgage banking industry were filled, resulting in less pressure on margins. During the latter part of 2003 and continuing into 2004, mortgage loan rates rose, and competitive pressures heated up as pipeline volumes decreased. This margin pressure was especially true in the correspondent channel. This resulted in a decrease in mortgage loan production of $5.3 billion and a decrease in sales of $4.2 billion. The competitive pressures reduced revenue margins from 173 basis points for the year ended December 31, 2003 to 126 basis points for the year ended December 31, 2004. As a result, revenues decreased $137,880. Expenses decreased $3,042. Expenses in terms of basis points of production increased from 84 basis points to 114 basis points comparing the year ended December 31, 2003 to the year ended December 31, 2004. This was the result of less leverage of fixed expenses during 2004.

Transaction Processing Segment.

The transaction processing segment provides ATM and merchant processing services; subservices loans for the retail banking segment, financial intermediary segment and for third party customers; and sells various insurance products using an Internet-based platform.

The following table highlights the results of operations for the transaction processing segment:

	2004	2003	change
Total revenues	$26,770	$18,633	$8,137
Total expenses	24,446	22,617	1,829
Pre-tax income (loss)	$2,324	$(3,984)	$6,308

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

Other and Eliminations Segment.

For the year ended December 31, 2004, the other and eliminations segment recorded a pre-tax loss of $8,159 compared to a pre-tax loss of $13,024 for the same period of 2003. This amount represents NetBank’s holding company expenses and the elimination of intersegment revenues and expenses. The elimination of intersegment revenues primarily consists of the deferral of gains associated with the sale of loans to the retail banking segment from the financial intermediary segment and loan servicing fees paid by the retail banking and financial intermediary segments to the transaction processing segment.

Liquidity and Capital Resources

Liquidity.   NetBank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. Our primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We can use cash generated through the retail deposit market, our traditional funding source, to offset the cash utilized in investing activities. Our available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. Net cash outflow for 2005 was $46 compared to a net cash inflow of $116,675 for 2004. The decrease in net cash flow for 2005 was primarily due to the proceeds from sales of loans held for sale decreasing $333,867 to $13,448,754. In addition, cash outflow for the origination of loans held for sale also increased $468,958 to $13,263,711.

As an additional source of funds, NetBank, Inc. had available under existing lines of credit agreements $1.4 billion at December 31, 2005. Reference is made to Note 11 of the notes to the consolidated financial statements included in this report for additional details regarding our available lines of credit.

We use deposits as our principal source of funds. During 2005 compared to 2004, deposits increased by $154 million to $2.8 billion from $2.6 billion as of December 31, 2004. Our deposit products include checking, money market and certificates of deposit accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. We are competitive in the types of accounts, services and ranges of interest rates offered on deposit products. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, we intend to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals.

Capital Resources.   NetBank and NetBank, FSB are subject to various regulatory capital requirements administered by the federal banking agencies, including the Office of Thrift Supervision (the “OTS”). Failure of either company to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank, FSB must meet specific capital guidelines that involve quantitative measures of NetBank, FSB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. NetBank, FSB’s capital amounts and classifications are also subject to qualitative judgments by the OTS about components, risk weightings and other factors. Under current regulatory guidelines, NetBank, FSB may not make a capital distribution to the Company without prior approval of the OTS. Current guidelines require, among other things, that NetBank, FSB not make an unapproved capital distribution in excess of its current period year-to-date undistributed earnings plus the preceding two years undistributed earnings and in no event make a distribution which would cause NetBank, FSB to be less than adequately capitalized as defined below.

Quantitative measures established by regulation to ensure capital adequacy require NetBank, FSB to maintain minimum amounts and ratios as set forth in the following table. The OTS requires NetBank, FSB to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total capital to risk-weighted assets of 8.0%. The following table presents information related to NetBank, FSB along with capital requirements mandated by the OTS:

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Total capital (to risk-weighted assets)	$330,510	10.32%	$256,277	8.00%	$320,346	10.00%
Core capital (to adjusted total assets)	$302,909	6.51%	$186,257	4.00%	$232,821	5.00%
Tangible capital (to adjusted total assets)	$302,909	6.51%	$69,846	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$302,909	9.46%	N/A	N/A	$192,208	6.00%
December 31, 2004
Total capital (to risk-weighted assets)	$327,829	11.30%	$232,091	8.00%	$290,114	10.00%
Core capital (to adjusted total assets)	$303,368	6.73%	$180,308	4.00%	$225,385	5.00%
Tangible capital (to adjusted total assets)	$303,368	6.73%	$67,615	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$303,368	10.46%	N/A	N/A	$174,016	6.00%

In addition, NetBank’s subsidiaries engaged in mortgage banking must adhere to various HUD regulatory guidelines including required minimum net worth to maintain their FHA approved lending status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2005, Market Street and Meritage were in compliance with HUD guidelines. NetBank and its subsidiaries are subject to various other capital requirements by secondary market investors and states. None of these capital requirements are more stringent than the OTS capital requirements. Failure to comply with these restrictions could have a material adverse impact on the Company’s results of operations. All of the capital requirements placed upon NetBank and its subsidiaries were met as of December 31, 2005.

ITEM 7A.        QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NetBank’s principal businesses are retail banking and the origination and purchase of mortgage loans. These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of NetBank’s assets and liabilities are monetary in nature and fluctuations in interest rates will affect NetBank’s future net interest income and cash flows. This interest rate risk is NetBank’s primary market risk exposure. For the year ended December 31, 2005, the only derivative financial instruments that NetBank entered into were associated with hedging activities related to the portfolio of mortgage loans held for sale, the pipeline of mortgage loans for which the interest rate has been locked, hedging the securitization and sale of portfolio loans, the owned mortgage servicing rights portfolio and the mortgage servicing rights which NetBank intends to retain associated with the pipeline of mortgage loans for which the interest rate has already been locked. Our exposure to market risk is reviewed on a regular basis by management.

The following table shows the carrying values and fair values of our portfolio of assets and liabilities:

	As of December 31,		If interest rates were to
	2005		Increase	Decrease	Increase	Decrease
	Carrying	Estimated	25 basis points		50 basis points
	Amount	Fair Value	Estimated Fair Value		Estimated Fair Value
Assets:
Cash and cash equivalents	$150,256	$150,256	$150,256	$150,256	$150,256	$150,256
Investment securities available for sale	626,077	626,077	619,554	632,119	612,680	637,653
Mortgage loans held for sale	1,233,918	1,237,497	1,232,355	1,241,835	1,226,441	1,245,364
Mandatory delivery commitments	(3,933)	(3,933)	4,475	(13,111)	15,323	(19,626)
Mortgage loan purchase commitments	1,592	1,592	(1,251)	4,207	(5,073)	6,138
Loan and lease receivables-net of allowance for credit losses	2,224,363	2,217,210	2,207,921	2,226,410	2,198,588	2,235,489
Mortgage servicing rights	201,880	202,543	212,264	191,234	220,499	178,485
Swaps, swaptions, caps, floors and forward purchase commitments hedging mortgage servicing rights available for sale	22,565	22,565	13,299	34,546	6,192	49,373
Total interest rate sensitive assets	4,456,718	4,453,807	4,438,873	4,467,496	4,424,906	4,483,132
Non-interest rate sensitive assets	314,901	314,901	314,901	314,901	314,901	314,901
Total assets	$4,771,619	$4,768,708	$4,753,774	$4,782,397	$4,739,807	$4,798,033
Liabilities:
Non-interest bearing deposits	$284,046	$284,046	$284,046	$284,046	$284,046	$284,046
Interest bearing deposits	1,176,090	1,062,112	1,057,614	1,066,736	1,053,301	1,071,422
Interest bearing certificates of deposit	1,333,711	1,326,558	1,323,807	1,329,323	1,321,074	1,332,080
Short-term borrowings	688,240	687,794	687,710	687,879	687,625	687,963
Long-term borrowings	660,000	652,041	650,436	653,672	648,956	655,447
Subordinated debt	32,477	32,477	32,477	32,477	32,477	32,477
Total interest rate sensitive liabilities	4,174,564	4,045,028	4,036,090	4,054,133	4,027,479	4,063,435
Non-interest rate sensitive liabilities	196,200	196,200	196,200	196,200	196,200	196,200
Total liabilities	4,370,764	4,241,228	4,232,290	4,250,333	4,223,679	4,259,635
Minority interest	676	676	676	676	676	676
Shareholders’ equity	400,179	526,804	520,808	531,388	515,452	537,722
Total liabilities, minority interest and shareholders’ equity	$4,771,619	$4,768,708	$4,753,774	$4,782,397	$4,739,807	$4,798,033

Fair values of financial assets and liabilities are estimated using several methods. The first method is by use of directly observable market prices. This method applies to most of the loans held for sale and investment securities available for sale which trade in highly liquid markets. A second method employs the use of market benchmarks. In this method, a benchmark financial asset or liability is selected which matches many of the characteristics of the financial instrument being evaluated. The instrument being evaluated is then priced at a spread relative to the benchmark instrument. This method applies to many loan and lease receivables. A third method used to estimate the fair value of an instrument employs approximating a spread over a readily available market index or yield curve. This method is used where no directly observable market exists and no suitable benchmark instrument can be found. Many deposit accounts are evaluated in this manner. Based on these fair value estimates, the data indicates that the net value of assets and liabilities exceeds that of their associated carry value. Most of this excess value is derived from the origination of interest bearing deposits. Additionally, the table shows the exposure of the portfolio to theoretical instantaneous and parallel changes in market interest rates of 25 and 50 basis points. These simulated values are created using complex financial models which incorporate many assumptions. Prudent balance sheet management dictates that changes in value for one instrument should be offset to some extent by another balance sheet instrument. For example, the largest single component of market exposure is loan and lease receivables. This category declines in theoretical value by $9.3 million for a 25 basis point increase in rates. This exposure is mitigated by the duration of interest bearing deposits having offsetting exposure of $4.5 million, and interest bearing certificates of deposit with offsetting exposure of $2.8 million. While most of the risk is balanced out in this manner, the data suggests that the Company benefits in a decline in market interest rates, versus a rise in interest rates. This is commonly referred to as a liability sensitive position. Management carefully manages the exposure to these scenario simulations and many others, which are intended to be broadly representative of the likely future path of interest rates. In examining the table presented above, one point that is worth consideration, as a simplifying assumption, this analysis assumes that risk exposure is passively rather than actively managed, in other words, management does not attempt to alter the balance sheet position to changing market levels. In practice, management closely monitors market exposure levels and actively manages the position.

Reference is made to note 22 of the notes to the consolidated financial statements included in this report for additional details regarding the valuation of NetBank’s market and interest rate sensitive assets and liabilities.

NetBank, FSB, like other savings banks, measures interest rate risk based on Net Portfolio Value (“NPV”) analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. A NPV ratio is determined by dividing NPV by the present value of assets. The following table sets forth the estimated NetBank, FSB NPV ratios as of December 31, 2005 and December 31, 2004 assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB

Rate shock (in basis points)	As of December 31, 2005	As of December 31, 2004	Minimum as of December 31, 2005
+300	7.35%	7.75%	4.00%
+200	7.93%	8.03%	6.00%
+100	8.51%	8.63%	6.00%
Flat	9.01%	8.96%	6.00%
-100	9.55%	9.19%	6.00%

Minimum ratios for NPV risk are established by our Board of Directors as prudent levels for the respective interest scenarios. Lower NPV ratios denote more market rate sensitivity for a given rate scenario. As of December 31, 2005, the analysis indicates sensitivity to rising market interest rates. This sensitivity is, however, well within the board approved limits for these scenarios. Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENATARY DATA

Consolidated Financial Statements
NetBank, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of NetBank, Inc.

We have audited the accompanying consolidated balance sheets of NetBank, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of NetBank, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetBank, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NetBank, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

Atlanta, Georgia
March 13, 2006

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	December 31,
	2005	2004
Assets
Cash and cash equivalents:
Cash and due from banks	$126,666	$129,319
Federal funds sold	23,590	20,983
Total cash and cash equivalents	150,256	150,302
Investment securities available for sale-at fair value (amortized costs of $638,919 and $702,127, respectively)	626,077	700,295
Stock of Federal Home Loan Bank of Atlanta—at cost	67,049	60,128
Loans held for sale	1,233,918	1,173,779
Loan and lease receivables—net of allowance for credit losses of $27,601 and $24,462, respectively	2,224,363	2,095,832
Mortgage servicing rights—net	201,880	172,819
Accrued interest receivable	16,698	11,513
Furniture, equipment and capitalized software—net	54,420	51,438
Goodwill and other intangibles—net	85,097	79,195
Due from servicers and investors	26,557	52,441
Other assets	85,304	74,439
Total assets	$4,771,619	$4,622,181
Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$2,793,847	$2,639,441
Other borrowed funds	1,348,240	1,311,491
Subordinated debt	32,477	11,857
Accrued interest payable	17,595	10,309
Loans in process	34,060	27,820
Unsettled trades	—	50,543
Representations and warranties	20,668	22,676
Accounts payable and accrued liabilities	123,877	133,562
Total liabilities	4,370,764	4,207,699
Commitments and contingencies	—	—
Minority interests in affiliates	676	455
Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,820,308 and 52,820,308 shares issued, respectively)	528	528
Additional paid-in capital	432,140	432,132
Retained earnings	39,005	43,849
Accumulated other comprehensive loss, net of taxes of $4,877 and $696, respectively	(7,965)	(1,136)
Treasury stock, at cost (6,423,691 and 6,292,082 shares, respectively)	(62,276)	(61,087)
Unearned compensation	(1,253)	(259)
Total shareholders’ equity	400,179	414,027
Total liabilities and shareholders’ equity	$4,771,619	$4,622,181

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	For the years ended December 31,
	2005	2004	2003
Interest income:
Loans and leases	$215,890	$210,260	$190,845
Investment securities	35,085	20,838	19,445
Short-term investments	2,140	1,065	340
Total interest income	253,115	232,163	210,630
Interest expense:
Deposits	70,483	47,044	49,784
Other borrowed funds	62,571	45,573	35,602
Total interest expense	133,054	92,617	85,386
Net interest income	120,061	139,546	125,244
Provision for credit losses	11,047	34,777	7,008
Net interest income after provision for credit losses	109,014	104,769	118,236
Other income:
Mortgage servicing fees	51,342	51,015	40,676
Amortization of mortgage servicing rights	(45,389)	(39,298)	(28,655)
Recovery (impairment) of mortgage servicing rights	14,055	(7,305)	(43,824)
Gain on sales of securities, net	4,675	7,780	11,394
(Losses) gains on derivatives	(880)	4,785	4,950
Service charges and fees	20,570	17,568	11,212
Gains on sales of loans and mortgage servicing rights	111,039	115,574	232,029
Other income	9,877	10,629	10,283
Total other income	165,289	160,748	238,065
Non-interest expense:
Salaries and benefits	125,174	125,864	132,667
Customer service	13,632	12,530	10,964
Marketing	13,234	9,255	8,495
Data processing	17,565	18,705	16,092
Depreciation and amortization	23,593	20,024	15,801
Office expenses	12,632	11,331	10,495
Occupancy	24,935	21,896	19,298
Travel and entertainment	5,846	5,245	4,484
Professional fees	17,814	16,370	17,390
Prepaid lost interest from curtailments	4,289	5,356	10,026
Other expenses	13,693	11,781	14,343
Prepayment fees on the early extinguishment of debt	—	—	16,193
Minority interests in net earnings of consolidated affiliates	1,398	830	—
Total non-interest expense	273,805	259,187	276,248
Income before income taxes	498	6,330	80,053
Income tax expense	(678)	(2,110)	(29,539)
Net (loss) income	$(180)	$4,220	$50,514
Net (loss) income per common and potential common share outstanding:
Basic	$(0.00)	$0.09	$1.05
Diluted	$(0.00)	$0.09	$1.04
Weighted average common and potential common shares outstanding:
Basic	46,193	46,862	47,963
Diluted	46,193	47,214	48,645

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(In thousands)

	For the years ended December 31,
	2005	2004	2003
Common shares
Beginning balance	52,820	52,820	52,675
Issuance of common shares	—	—	145
Ending balance	52,820	52,820	52,820
Common stock
Beginning balance	$528	$528	$527
Issuance of common stock	—	—	1
Ending balance	$528	$528	$528
Paid in capital
Beginning balance	$432,132	$432,035	$426,485
Purchase of shares of common stock for treasury, net of reissuances	83	97	(153)
Unearned compensation from issuance of restricted stock, net of tax effect	(95)	—	109
Amortization of unearned compensation	20	—	—
Issuance of common stock	—	—	5,550
Issuance of stock in conjunction with acquisition	—	—	44
Ending balance	$432,140	$432,132	$432,035
Retained earnings
Beginning balance	$43,849	$44,102	$(2,568)
Net (loss) income	(180)	4,220	50,514
Cash dividends declared	(3,698)	(3,748)	(3,844)
Loss on reissuance of shares of common stock	(701)	(725)	—
Loss on issuance of unearned compensation	(265)	—	—
Ending balance	$39,005	$43,849	$44,102
Accumulated other comprehensive (loss) income
Beginning balance	$(1,136)	$2,742	$11,026
Realized gain on sale of securities, net of taxes	(2,899)	(4,861)	(7,190)
Unrealized (loss) gain on securities, net of taxes	(3,930)	983	(1,094)
Ending balance	$(7,965)	$(1,136)	$2,742
Treasury stock, at cost
Beginning balance	$(61,087)	$(48,674)	$(33,880)
Purchase of shares of common stock for treasury, net of reissuances	(2,771)	(14,005)	(15,888)
Unearned compensation from issuance of restricted stock, net of employee forfeitures	1,582	—	388
Issuance of stock in conjunction with acquisition	—	1,592	706
Ending balance	$(62,276)	$(61,087)	$(48,674)
Unearned compensation
Beginning balance	$(259)	$(383)	$—
Unearned compensation from issuance of restricted stock, net of employee forfeitures	(1,317)	—	(497)
Amortization of unearned compensation	323	124	114
Ending balance	$(1,253)	$(259)	$(383)
Total stockholder’s equity	$400,179	$414,027	$430,350
Comprehensive (loss) income
Net (loss) income	$(180)	$4,220	$50,514
Realized gain on sale of securities, net of taxes of $1,776, $2,979 and $4,407, respectively	(2,899)	(4,861)	(7,190)
Unrealized (loss) gain on securities, net of taxes of $(2,409), $602 and $(671), respectively	(3,930)	983	(1,094)
Comprehensive (loss) income	$(7,009)	$342	$42,230

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2005	2004	2003
Operating activities:
Net (loss) income	$(180)	$4,220	$50,514
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,593	20,024	15,801
Amortization of premiums on investment securities, loan and lease receivables and debt	20,101	14,728	14,609
Origination of loans held for sale	(13,263,711)	(12,794,753)	(18,921,756)
Repurchase of previously sold mortgages	(135,529)	(99,007)	(61,520)
Proceeds from sales of loans held for sale	13,448,754	13,782,621	18,693,517
Net gains on sales of mortgage loans and servicing rights	(111,039)	(115,574)	(232,029)
Capitalization of mortgage servicing rights	(22,736)	(55,693)	(202,236)
Proceeds from sales of mortgage servicing rights	2,509	5,307	62,726
Mark-to-market adjustment on mortgage servicing rights	(5,609)	(4,128)	(9,037)
Impairment and amortization of mortgage servicing rights	31,334	46,603	72,479
Provision for credit losses	11,047	34,777	7,008
Gain on sales of investment securities, net	(4,675)	(7,780)	(11,394)
Amortization of unearned compensation	343	124	(383)
Changes in assets and liabilities which provide (use) cash:
(Increase) decrease in accrued interest receivable	(5,185)	3,200	(1,874)
Decrease (increase) in due from servicers and investors	25,884	(19,254)	37,339
Increase in other assets	(10,865)	(14,042)	(7,617)
Increase (decrease) in accrued interest payable	7,286	1,211	(4,168)
Increase (decrease) in loans in process	6,240	(2,936)	(14,978)
(Decrease) increase in accounts payable and accrued liabilities	(5,499)	(9,121)	31,556
Net cash provided by (used in) operating activities	12,063	790,527	(481,443)
Investing activities:
Purchases of available for sale securities	(471,895)	(873,895)	(183,917)
Principal repayments on available for sale securities	114,891	38,369	103,955
Sales and maturities of available for sale securities	374,164	599,262	318,304
Purchase of Federal Home Loan Bank Stock	(6,921)	(5,637)	(17,891)
Bulk purchase of mortgage servicing rights	(35,181)	—	—
Origination of loans and leases receivable	(845,920)	(1,398,383)	(1,521,091)
Principal repayments on loan and lease receivables	686,416	680,535	744,444
Proceeds from sales of loan and lease receivables	—	346,062	—
Purchases of furniture, equipment and capitalization of software, net of disposals	(23,524)	(15,444)	(21,280)
Acquisitions, net of cash acquired	(8,953)	(17,278)	(18,796)
Other investing activities	221	455	—
Net cash used in investing activities	(216,702)	(645,954)	(596,272)
Financing activities:
Increase in deposits	154,406	100,014	494,505
Proceeds from other borrowed funds	10,103,495	14,514,027	14,246,000
Repayments of other borrowed funds	(10,066,746)	(14,623,558)	(13,708,758)
Net proceeds from issuance of subordinated notes	20,620	—	7,475
Repurchase of convertible subordinated notes	—	—	(26,358)
Issuances of common stock	—	—	5,551
Net purchase of treasury stock	(3,389)	(14,633)	(14,794)
Issuance of restricted stock	(95)	—	—
Dividend payments on common stock	(3,698)	(3,748)	(3,844)
Net cash provided by (used in) financing activities	204,593	(27,898)	999,777
Net (decrease) increase in cash and cash equivalents	(46)	116,675	(77,938)
Cash and cash equivalents:
Cash, beginning of period	150,302	33,627	111,565
Cash, end of period	$150,256	$150,302	$33,627
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$125,768	$91,406	$89,554
Cash paid (refunds received) during the period for income taxes	$45	$(8,610)	$1,821
Non-cash investing and financing activities:
Fair value of assets acquired	$2,000	$815	$11,727
Amortizable intangibles	8,118	6,487	—
Goodwill	196	14,261	14,107
Liabilities assumed	(554)	(94)	(5,875)
Stock issued in transaction	—	(1,592)	(750)
Cash paid for business	$9,760	$19,877	$19,209

See notes to consolidated financial statements.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED 2005

1. ORGANIZATION AND BASIS OF PRESENTATION

NetBank, Inc. is a financial holding company engaged primarily in retail banking, mortgage banking, business finance and providing ATM and merchant processing services. NetBank, Inc. wholly owns the outstanding stock of:  NetBank (“NetBank, FSB” or the “Bank”), a federal savings bank; MG Reinsurance Company (“MG Reinsurance”), a captive reinsurance company; NetInsurance, Inc. (“NetInsurance”), a licensed insurance agency; and NB Partners, Inc., a corporation involved in strategic partnering opportunities. NetBank, FSB owns all of the outstanding stock of: Market Street Mortgage Corporation (“Market Street”), a retail mortgage company, NetBank Payment Systems, Inc. (“NPS”), a provider of ATM and merchant processing services for retail and other non-bank businesses, Meritage Mortgage Corporation (“Meritage”), a wholesale non-conforming mortgage provider, and Financial Technologies, Inc. (“FTI”), a provider of transaction processing services to financial services companies. NetBank, FSB’s wholesale mortgage division operates as NetBank Funding Services (“Netbank Funding”); its business financing division operates as “NetBank Business Finance”; its automobile financing division operates as “Dealer Financial Services”; and its recreational vehicle financing division operates as “Beacon Credit Services”. The consolidated company is referred to herein as “we,” “us,” “our,”  “NetBank,” or “the Company”.

During the fourth quarter of 2005, FTI, formerly a subsidiary of NB Partners, Inc., became a subsidiary of NetBank, FSB.  Resource Bancshares Mortgage Group, Inc. (“Resource”) and Republic Leasing Company, Inc. (“Republic”), both of which had been subsidiaries of NetBank, FSB, were legally consolidated into NetBank, FSB and ceased to exist as separate corporations during the third quarter of 2004. Republic now operates as the NetBank Business Finance division of NetBank, FSB. During the third quarter of 2004, Meritage became a wholly-owned subsidiary of NetBank, FSB. Meritage was previously a wholly-owned subsidiary of the Company. In addition, during the fourth quarter of 2004, RBMG, Inc., formerly a subsidiary of NetBank, FSB, was legally consolidated into NetBank, FSB. RBMG, Inc. now operates as the NetBank Funding division of NetBank, FSB.

Unless otherwise noted, all dollar figures are presented in thousands (000s), except per share data, and net income per share is presented on a diluted basis. All of the Company’s operations and assets are located within the United States of America.

2. ACQUISITIONS

In July 2005, the Company, through its Market Street subsidiary, acquired 27 retail branch offices and certain associated assets of Major Mortgage and acquired certain assets of Pine State Mortgage, pursuant to the respective Asset Purchase and Assignment Agreements. The total consideration paid, including transaction costs, was approximately $1.9 million. The acquisitions were accounted for as purchases, and, accordingly, all assets and liabilities were recorded at fair value. As such, $169 in goodwill, including transaction costs, was recorded. The results of operations for the acquired branches have been included from the date of acquisition.

During the year ended December 31, 2005, NPS acquired certain assets or processing contracts of various smaller ATM and merchant processing businesses. The acquisitions were accounted for as purchases, and, as such, $8.1 million of amortizable intangibles were recorded. Consideration for the processing contracts and related businesses totaled $8.3 million. The results of operations for the various acquisitions have been included from their respective dates of acquisition.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

During the year ended December 31, 2004, NPS acquired certain assets or processing contracts of various smaller ATM and merchant processing businesses. The acquisitions were accounted for as purchases, and, as such, $6.2 million of goodwill and $6.5 million of amortizable intangibles were recorded. Consideration for the processing contracts and related businesses totaled $13.0 million. The results of operations for the various acquisitions have been included from their respective dates of acquisition. In December 2004, the Company, through its Market Street subsidiary, acquired 19 retail branch offices and certain associated assets of Guaranty Residential Lending, Inc., a mortgage banking business, pursuant to an Asset Purchase and Assignment Agreement. The consideration paid, including transaction costs, was approximately $2 million. The acquisition was accounted for as a purchase, and, accordingly, all assets and liabilities were recorded at fair value. As such, $1.7 million in goodwill, including transaction costs, was recorded. The Company is obligated to pay additional consideration up to $1.5 million over the next two years based on specific production goals as specified in the Asset Purchase Agreement. The results of operations for the acquired branches have been included from the date of acquisition.

On July 1, 2004, the Company acquired the principal operating assets of Beacon Credit Services, LLC, a privately held provider of recreational vehicle, boat and personal aircraft financing, now operated as the Beacon Credit Services division of NetBank, FSB. The consideration paid consisted of 194,217 shares of NetBank common stock and cash of $5.0 million. The acquisition was accounted for as a purchase, and, accordingly, all assets and liabilities were recorded at fair value resulting in $6.4 million of goodwill. The results of operations of the assets acquired have been included from the date of acquisition.

On December 1, 2003, the Company acquired all of the outstanding stock of Financial Technologies, Inc., subsequently renamed NetBank Payment Systems, Inc., pursuant to an agreement dated October 5, 2003. The consideration paid consisted of 77,674 shares of NetBank common stock and cash of $16 million. The acquisition was accounted for as a purchase, and accordingly, all assets were recorded at fair value. The Company recorded $12.6 million of goodwill and $4.8 million of contract intangibles associated with the purchase. Goodwill was decreased during 2004 by $1.0 million related to adjustments to the valuation of NPS’s inventory of ATMs and ATM parts. The Company may pay additional consideration if NPS reaches specific financial goals over the next three years. NPS’s results of operations have been included from the date of acquisition.

On April 30, 2003, the Company acquired certain assets of Memorial Park Mortgage, LTD, a mortgage banking business, pursuant to an Asset Purchase and Assignment Agreement. The consideration paid, including transaction costs, was $3.2 million. The acquisition was accounted for as a purchase, and accordingly, all assets and liabilities were recorded at fair value. As such, $2.0 million in goodwill, including transaction costs, was recorded. The results of operations of the assets acquired have been included from the date of acquisition.

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

Consolidation.   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

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

Cash and Cash Equivalents.   For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, demand deposits due from banks, and federal funds sold to banks. NetBank is required to maintain a cash reserve with the Federal Reserve based on a graduated percentage of transaction deposit accounts, which is also included in cash and cash equivalents. The reserve was $4,246 and $1,159 at December 31, 2005 and 2004, respectively.

Investment Securities Available for Sale.   Investment securities classified as available for sale are carried at fair value. Unrealized holding gains or losses, net of tax, on available for sale securities are reported as a net amount in other comprehensive income in the statement of shareholders’ equity. Gains and losses from dispositions are based on the net proceeds and the adjusted carrying amounts of the securities sold using the specific identification method. Any decreases in investment value determined to be other than temporary declines are recognized in current period results. Amortization of premiums and discounts are recognized in interest income over the period to maturity.

Loans Held for Sale.   Loans held for sale are carried at the lower of aggregate cost or market (“LOCOM”). Loan origination fees and costs related to loans originated for sale are capitalized and are recognized as a component of the gain or loss upon sale of the related principal balance. Derivatives used to hedge the fair value of mortgage loans held for sale are carried in the Company’s balance sheet as assets or liabilities at fair market value. The Company utilizes special hedge accounting for these derivatives under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No 149. (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

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

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

Allowance for Credit Losses.   The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio. The allowance for credit losses is established through a charge to current period earnings. Management determines the adequacy of the allowance based upon reviews of individual and pools of loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. Loans and leases deemed uncollectible are charged off against the allowance. Provisions for credit losses, net of recoveries on loans previously charged off, are added to the allowance.

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

The Company uses various derivatives to manage its interest rate and prepayment risk on its servicing portfolio. The Company utilizes hedge accounting treatment for its servicing rights under SFAS 133. If changes in the value of the servicing rights and the hedges meet certain hedge effectiveness criteria, changes in the fair value of the servicing rights may be offset in the income statement by changes in the fair value of the hedging instrument. Under SFAS 133, as amended, the hedges are marked-to-market through the income statement as other income. The election for special hedge accounting treatment must be made at the beginning of the accounting period, in accordance with SFAS 133, as amended.

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

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

foreclosure activities are included as part of the Company’s analysis of the present value of future cash flows on its mortgage servicing rights.

Furniture, Equipment and Capitalized Software.   Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of each asset. NetBank evaluates the estimated useful lives of assets on a periodic basis to determine whether events or circumstances warrant revised estimated useful lives or whether any impairment exists as required by Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. Management believes no impairment existed at December 31, 2005.

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

Goodwill and Other Intangible Assets.   The Company tests goodwill and other intangible assets for impairment on at least an annual basis as prescribed in Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. The goodwill impairment test is based on expected future cash flows and as a multiple of expected future earnings. Contract intangibles are amortized over the estimated lives of the contracts and core-deposit intangibles are amortized on a straight-line basis over the remaining useful life. Reference is made to note 9 within these notes to the consolidated financial statements included in this report for additional details regarding goodwill and other intangibles.

Other Real Estate Owned.   Other real estate owned (“REO”) is carried at the lower of the original carrying amount or fair value less costs to sell.

Mortgage Loan Purchase/Funding Commitments.   In connection with its mortgage banking activities, NetBank enters into mortgage loan purchase/funding commitments (“rate locks”) to fund residential mortgages at specified interest rates and within specified periods of time, generally up to 90 days from the time the interest rate is locked. Rate locks whose underlying originated loan will be held for sale upon funding is a derivative instrument under SFAS 133, as amended. As such, it is recognized at fair value in other assets or liabilities with changes in its value recorded as an adjustment to gain on sales of loans.

Consistent with the concepts embodied in SEC Staff Accounting Bulletin No. 105 (“SAB 105”), Application of Accounting Principles to Loan Commitments, NetBank records no value for rate locks at inception. Subsequent to the inception date, the Company measures the value of the rate locks as the change in secondary marketing value from inception date to measurement date (balance sheet date).

Derivatives and Derivatives Designated as Hedges.   NetBank maintains a portfolio of derivatives to economically hedge certain assets or liabilities, primarily loans held for sale, rate locks, mortgage servicing rights and future mortgage servicing rights associated with mortgage loans held for sale and rate locks. Derivatives hedging the potential value of future mortgage servicing rights may be designated as cash flow hedges. Accordingly, as set forth in the guidance of SFAS 133, as amended, the change in fair value is

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

recorded in other assets and as an adjustment to other comprehensive income. There were no derivatives designated as cash flow hedges as of December 31, 2005 or 2004.

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

If a derivative fails to meet hedge effectiveness tests, if hedge designation for a derivative is discontinued, or if the asset or liability being hedged is disposed of, the derivative is marked-to-market through the statement of operations and included in other income. The amount of hedge ineffectiveness was not material for the years 2005 and 2004. Derivatives not designated as either fair value or cash flow hedges are marked-to-market through the statement of operations and included in gain (loss) on derivatives with the offsetting entry to other assets or liabilities.

Liabilities for Representations and Warranties.   The Company establishes reserves for its liabilities under representations and warranties provided to purchasers of its mortgage loans and mortgage servicing rights. The Company follows the guidance set forth in FASB Interpretation No. 45 (“FIN 45”), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to calculate the estimated loss on future repurchases of loans. The reserve is provided through a current period reduction of gain on sale of loans and mortgage servicing rights. Such provision is based on historical repurchase frequency, loss severity by vintage production year and such other information as is appropriate in the circumstances.

Interest Income on Loans.   Interest on loans is generally recorded over the term of the loan based on the UPB. Accrual of interest is discontinued when either principal or interest becomes 90 days past due or when, in management’s opinion, collectibility of such interest is doubtful. In addition, any previously accrued interest is reversed when the loan becomes 90 days contractually past due. Until a loan is returned to accrual status, which is once all contractually past due amounts are received by the Company and management has determined that receipt of all future payments is probable, any partial payments are applied directly to principal.

Gains on Sales of Loans.   Gains or losses on the sale or securitization of loans are determined at sale date and are measured by the difference between the net proceeds and the net carrying amount of the underlying loans.

Advertising.   NetBank expenses the cost of advertising as incurred.

Income Taxes.   Provisions for income taxes are based upon amounts reported in the statements of operations and include deferred taxes for net operating loss carryforwards generated prior to the year ended December 31, 2005 and temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the temporary differences are expected to reverse. NetBank records a valuation allowance when management believes it is more likely than not that deferred tax assets will not be realized.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

Net Income Per Share.   NetBank computes basic net income per common share based on the weighted average number of common and common equivalent shares outstanding during the year. Diluted net income per common and common equivalent share is computed based on the weighted average number of common and potentially dilutive common shares outstanding during the year.

Stock-Based Compensation.   The Company has a stock incentive plan, the 1996 Stock Incentive Plan (the “Plan”), which is described more fully in note 14. The Company accounted for the Plan under the recognition and measurement principles of Accounting Principles Board 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations. As such, no stock option-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and net income per share had the Company applied the fair value recognition provisions of Financial Statement of Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to stock option based employee compensation.

	For the year ended
	2005	2004	2003
Net (loss) income, as reported	$(180)	$4,220	$50,514
Deduct:
Total stock option based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,500)	(4,832)	(4,120)
Pro forma net (loss) income	$(3,680)	$(612)	$46,394
(Loss) earnings per share:
Basic—as reported	$0.00	$0.09	$1.05
Basic—pro forma	$(0.08)	$(0.01)	$0.97
Diluted—as reported	$0.00	$0.09	$1.04
Diluted—pro forma	$(0.08)	$(0.01)	$0.95

Compensation expense of $358 and $124 related to restricted stock awards was recognized and included in the statement of operations for the years ended December 31, 2005 and 2004, respectively. Restricted stock awards are recognized on a straight-line basis over the vesting period. Reference is made to the following discussion regarding the Company’s intention to adopt the fair value recognition principles of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, in 2006.

Recent Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123r”), Share-Based Payment, which is a revision of SFAS 123. SFAS 123r supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash flows. Generally, the approach to accounting for share-based payments in SFAS 123r is similar to the approach described in SFAS 123, except that SFAS 123r requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123r, which contains interpretive guidance related to the interaction between SFAS 123r and certain SEC rules and regulations and provides the SEC Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions.

SEC Release No. 33-8568 delayed the effective date of SFAS 123r to fiscal years beginning on or after December 15, 2005. Pursuant to this release, the Company will adopt SFAS 123r on January 1, 2006. We intend to adopt SFAS 123r using the Modified-Prospective Transition provisions of SFAS 123r, which will require financial statement recognition of the fair value of all share-based payments that vest subsequent to adoption. The Company has estimated that the adoption of SFAS 123r will result in approximately $3.5 million of additional compensation expense to be recorded in 2006. Pro forma disclosure will be required for all prior periods presented.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS Statement No. 3. APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of change. SFAS 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS 154 if the need for such a change arises after the effective date.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) supplemented EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on available for sale debt and equity securities. In November 2005, FASB Staff Position Statement of Financial Accounting Standards No. FAS 115-1 (“FSP  FAS 115-1”) was issued to address EITF 03-1 implementation issues and outlines a three step model for identifying investment impairments. FSP FAS 115-1 carries forward the disclosure requirements of EITF 03-1 and is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 did not have a material impact on the Company’s balance sheet or statement of operations.

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), which provides guidance regarding loan commitments that are accounted for as derivative instruments. In the bulletin, the SEC determined that a loan commitment for which the interest rate has been locked should be valued at zero at inception. The adoption of SAB 105 prospectively on April 1, 2004, did not have a material impact on the Company’s balance sheet or statement of operations.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

4. INVESTMENT SECURITIES

The following tables set forth the amortized cost, estimated fair value and gross unrealized gains and losses of the Company’s investment securities, all of which as of December 31, 2005 and 2004, were classified as available for sale:

As of December 31, 2005	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. government agencies—MBS	$535,369	$24	$10,680	$524,713
Collateralized mortgage obligations	59,049	3	1,450	57,602
U.S. treasury securities	13,131	—	351	12,780
Agency bonds	27,512	—	504	27,008
Habitat bonds and other	3,858	116	—	3,974
Total	$638,919	$143	$12,985	$626,077

As of December 31, 2004	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. government agencies—MBS	$574,495	$—	$3,205	$571,290
Collateralized mortgage obligations	31,572	108	87	31,593
U.S. treasury securities	53,177	865	87	53,955
Corporate bonds	39,150	609	218	39,541
Habitat bonds and other	3,733	183	—	3,916
Total	$702,127	$1,765	$3,597	$700,295

The following tables set forth certain information regarding the estimated fair value and amortized cost of investment securities, which mature during each of the periods indicated, and the weighted average yields for each range of maturities at December 31, 2005. The actual maturities of the investment securities may differ from contractual maturities as certain of the investment securities are subject to call provisions, which allow the issuer to accelerate the maturity date of the security:

	Contractually maturing
As of December 31, 2005	Less than 1 year	Weighted average yield	1-5 years	Weighted average yield	5-10 years	Weighted average yield	Greater than 10 years	Weighted average yield
U.S. government agencies—MBS	$6,813	4.75%	$19,459	5.04%	$18,004	5.02%	$480,437	4.60%
Collateralized mortgage obligations	2,416	4.64%	7,892	4.60%	6,891	4.59%	40,403	4.84%
U.S. treasury securities	—		—		—		12,780	6.19%
Agency bonds	—		—		27,008	7.16%	—
Habitat bonds and other	—		—		—		3,974	4.01%
Total	$9,229	4.72%	$27,351	4.91%	$51,903	6.08%	$537,594	4.65%

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

	As of December 31, 2005
	Amortized Cost	Estimated Fair value
Due in less than one year	$9,428	$9,229
Due in more than one year but less than five years	27,944	27,351
Due in more than five year but less than ten years	52,946	51,903
Due after ten years	548,601	537,594
Total	$638,919	$626,077

The investment securities included in the tables above which are not due at a single maturity date have been allocated over the amortizable life of the securities.

Using the specific identification method, the Company realized $5,120, $7,789 and $12,188 of gains and $445, $9 and $0 of losses from securities that were sold during 2005, 2004 and 2003, respectively. Additionally, during 2003 the Company recorded impairment charges of $794 on two variable rate corporate bonds that had traded under book value for an extended period of time.

The following is a summary of NetBank’s investments securities with unrealized losses as of December 31, 2005 and 2004:

	As of December 31, 2005
	Unrealized losses < 1 year		Unrealized losses > 1 year
	Fair Value	Unrealized Loses	Fair Value	Unrealized Losses	Number of securities
U.S. government agencies—MBS	$333,032	$6,244	$177,142	$4,436	28
Collateralized mortgage obligations	45,616	1,096	11,351	354	8
U.S. treasury securities	12,780	351	—	—	1
Agency bonds	27,008	504	—	—	1
Total	$418,436	$8,195	$188,493	$4,790	38

	As of December 31, 2004
	Unrealized losses < 1 year		Unrealized losses > 1 year
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of securities
U.S. government agencies—MBS	$571,290	$3,205	$—	$—	33
Collateralized mortgage obligations	13,820	87	—	—	3
U.S. treasury securities	14,715	87	—	—	1
Corporate bonds	23,973	218	—	—	3
Total	$623,798	$3,597	$—	$—	40

Although certain securities have had an unrealized loss that has persisted for more than twelve continuous months, management does not believe that any of the securities within the portfolio are impaired. In performing its assessment, management applied the principles of FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and concluded that an other-than-temporary impairment should not be recognized as the unrealized losses relate primarily to rising interest rates and not credit quality.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

5. LOAN AND LEASE RECEIVABLES

NetBank’s portfolio of loan and lease receivables consists primarily of internally originated 1-4 family first and second mortgage loans, home equity loans, automobile loans and business equipment financing loans and leases.

At December 31, 2005 and 2004, the Company had net premiums on its loan and lease receivables of $37,826 and $33,765, respectively. At December 31, 2005 and 2004, $6 and $1,128, respectively, of the Company’s net premiums were associated with purchased as opposed to originated loans. At December 31, 2005, 11%, 10%, 9%, 8% and 8% of NetBank’s loan and lease receivables were with customers residing in Florida, California, Colorado, Minnesota, and Georgia, respectively.

The following is a summary of NetBank’s loan and lease receivables as of December 31:

	2005		2004
	Amount	%	Amount	%
First mortgages	$824,431	36.6%	$1,081,676	51.0%
Second mortgages	115,188	5.1%	170,993	8.1%
Leases	406,053	18.0%	356,016	16.8%
Auto	610,924	27.1%	391,934	18.5%
Home equity lines	257,991	11.5%	115,068	5.4%
Consumer	37,377	1.7%	4,607	0.2%
Total	2,251,964	100.0%	2,120,294	100.0%
Less allowance for credit losses	(27,601)		(24,462)
Total	$2,224,363		$2,095,832

Our lease receivables consist primarily of business equipment leases originated and serviced by the NetBank Business Finance division. In addition to originated lease receivables, NetBank, FSB owns a portfolio of purchased lease receivables originated by Commercial Money Center, Inc. (“CMC”). NetBank, FSB is involved in litigation with three insurance companies who are sureties on the purchased receivables. Since the second quarter of 2002, the entire portfolio has been on non-accrual status pending the outcome of the litigation. NetBank, FSB has filed a claim against CMC and the insurance company sureties for all principal and interest payments that are currently past due, approximately $91 million. The remaining recorded balance of CMC leases receivable as of December 31, 2005 was $26,054. For additional information, see Note 19.

The following disclosures relate only to that portion of NetBank’s lease receivables not subject to the aforementioned litigation as of December 31,:

	2005	2004
Minimum lease payments due from lessees	$436,445	$371,670
Estimated residuals	2,980	3,208
Initial direct costs, net	16,167	13,951
Total	455,592	388,829
Unearned income	(75,593)	(64,340)
Net book value	$379,999	$324,489

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

The maturities of minimum lease receivables, including lease residuals, are as follows:

2006	$145,639
2007	117,661
2008	85,693
2009	53,582
2010	25,528
2011 and thereafter	11,322
Total	$439,425

At December 31, 2005 and 2004, the average lease size was approximately $41 and $37, respectively. At December 31, 2005, 19%, 8%, 7%, 6%, and 4% were located in the states of California, Texas, Florida, New York, and New Jersey, respectively. At December 31, 2005, 17% of lease receivables were collateralized by restaurant equipment, 7% by manufacturing equipment, 6% by rental equipment and 6% by hair salon equipment. In most instances, the Company requires a security deposit equal to one monthly payment and personal guarantees. At December 31, 2005 and 2004, NetBank held security deposits and sales and property taxes for the benefit of lessees of $13.7 million and $11.7 million, respectively.

6. NON-PERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

The Company considers a loan or lease receivable to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan or lease agreement. The Company measures impairment of a loan or lease on a loan-by-loan or lease-by-lease basis. Amounts of impaired loans or leases that are not probable of collection are charged off immediately.

The following is a summary of the allowance for credit losses:

	2005	2004	2003
Beginning balance as of January 1,	$24,462	$43,689	$42,576
Provision for credit losses	11,047	34,777	7,008
Charge-offs:
First mortgages	(35)	(26)	—
Second mortgages	(796)	(734)	(1,486)
Leases	(6,563)	(54,019)	(5,775)
Home equity lines	(385)	(469)	(557)
Consumer	(108)	(101)	(236)
Auto	(4,007)	(2,744)	(124)
Total charge-offs	(11,894)	(58,093)	(8,178)
Recoveries:
First mortgages	20	—	—
Second mortgages	137	385	165
Leases	2,176	2,305	1,909
Home equity lines	430	190	162
Consumer	—	—	3
Auto	1,223	1,209	44
Total recoveries	3,986	4,089	2,283
Total charge-offs, net	(7,908)	(54,004)	(5,895)
Ending balance as of December 31,	$27,601	$24,462	$43,689
Allowance for credit losses as a percentage of average loan and lease receivables	1.27%	1.17%	3.43%

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

The following table details the Company’s non-accrual and troubled debt restructurings at December 31:

	2005	2004
Loan and lease receivables(1)	$33,049	$37,045
Loans held for sale(1)	$49,635	$36,633
Troubled debt restructurings(2)	$6,782	$4,588

(1)          All loans and leases over 90 days contractually past due are placed on non-accrual status.

(2)          Includes only those troubled debt restructurings which were less than 90 days past due based on their restructured terms as of the periods reported. Troubled debt restructurings over 90 days past due have been included in the non-accrual categories.

Non-performing loan and lease receivables as of December 31, 2005 and 2004 included $26,054 and $31,527, respectively, of non-performing lease receivables related to the CMC lease portfolio.

On average, the Company held approximately $69,026, $108,341, and $136,340 of restructured and non-accrual loans during the years ended December 31, 2005, 2004 and 2003, respectively. Foregone interest for the years ended December 31, 2005, 2004, and 2003 was approximately $4,022, $5,623, and $6,821, respectively. The Company had $8,200 and $5,799 in repossessed assets consisting primarily of residential mortgage loan foreclosures at December 31, 2005 and 2004, respectively.

7. FAIR VALUE AND IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

As more fully discussed in note 3, NetBank accounts for its mortgage servicing rights at the aggregate of LOCOM. For purposes of evaluating NetBank’s mortgage servicing rights portfolio for impairment, the Company disaggregates its servicing portfolio into two primary groupings: available for sale and held for sale.

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

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

The following amounts relate to the Company’s servicing rights portfolio:

	Available for sale		Held for sale
	2005	2004	2005	2004
Unpaid principal balance (“UPB”)	$13,155,256	$12,699,935	$143,515	$193,877
Carrying value	$200,371	$170,651	$1,509	$2,168
Carrying value / UPB	1.52%	1.34%	1.05%	1.12%
Estimated fair value	$201,034	$171,075	$1,509	$2,168
Estimated fair value / UPB	1.53%	1.35%	1.05%	1.12%
Weighted average note rate	5.89%	5.95%	6.47%	6.32%
Weighted average service fee	0.32%	0.33%	0.35%	0.33%
Net Basis as multiple	4.76	4.13	3.00	3.36

Key economic assumptions and the sensitivity of the current fair value of the available for sale servicing cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

	2005	2004
Fair value	$202,543	$171,075
Weighted average life in years	5.2	4.7
Prepayment speed assumption (annual rate)	13.7%	16.0%
Impact on fair value of 10% adverse change	$(9,442)	$(9,314)
Impact on fair value of 20% adverse change	$(18,579)	$(17,758)
Discount rate	10.83%	10.52%
Impact on fair value of 10% adverse change	$(9,177)	$(4,276)
Impact on fair value of 20% adverse change	$(16,195)	$(8,186)

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

For the years ended December 31, 2005, and 2004, the Company capitalized $63,526 and $59,821 in mortgage servicing rights, including a bulk purchase of MSRs of $35,181 in 2005. In addition, for the years ended December 31, 2005, 2004 and 2003, the Company incurred amortization expense of $45,389, $39,298 and $28,655, respectively, related to its mortgage servicing rights.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

The following table summarizes changes in the mortgage servicing rights available for sale impairment reserve for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Balance as of January 1,	$65,557	$58,252	$14,428
Servicing valuation (recovery) impairment	(14,055)	7,305	43,824
Balance as of December 31,	$51,502	$65,557	$58,252

8. FURNITURE, EQUIPMENT AND CAPITALIZED SOFTWARE

Furniture, equipment and capitalized software as of December 31, 2005 and 2004 are summarized as follows:

	Estimated Useful Lives	2005	2004
Furniture and fixtures	7 years	$29,174	$30,352
Equipment	5 - 7 years	14,034	10,544
Software	3 - 5 years	67,134	52,753
Land		1,615	1,647
Total		111,957	95,296
Less accumulated depreciation and amortization		57,537	43,858
Furniture, equipment and capitalized software, net		$54,420	$51,438

During the years ended December 31, 2005, 2004 and 2003, the Company recognized $11.9 million, $10.3 million and $7.5 million, respectively, of amortization expense related to capitalized software. During the years ended December 31, 2005, 2004 and 2003, the Company recognized $8.7 million, $7.6 million and $6.8 million, respectively, of depreciation expense related to furniture and equipment.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

9. GOODWILL AND OTHER INTANGIBLES

The following table sets forth the dollar amount of goodwill related to business acquisitions made by the Company:

Acquisition	Year acquired	Balance as of December 31, 2005
NetBank, Inc.
Premier Bank	1997	265
NetBank, FSB
Beacon	2004	6,356
Market Street
Market Street	2001	19,794
Memorial Park Mortgage	2003	1,954
Guaranty Residential Lending	2004	1,734
Major Mortgage Corporation	2005	167
Pine State Mortgage	2005	2
NetBank Payment Systems
NetBank Payment Systems	2003	11,605
Various smaller acquisitions	2004	6,198
Meritage
Resource	2002	19,505
Total goodwill		$67,580

NetBank has $1.3 million of core-deposit intangibles related to the acquisition of certain deposit accounts from CompuBank in 2001. The core-deposit intangibles are being amortized on a straight-line basis over a remaining useful life of 2 years. NetBank has $16.2 million of contract intangibles. These intangibles include $3.3 million related to the acquisition of NPS in 2003, $4.8 million related to acquisitions by NPS during 2004 and $8.1 million related to acquisitions by NPS in 2005. Each contract purchased by NPS is being amortized based on the estimated useful life of the contracts. The contracts purchased during 2005 have a weighted average useful life of 119 months.

As of December 31, 2005 and 2004, accumulated amortization for amortizable intangible assets was $10,112 and $7,061. The Company’s periodic impairment analyses performed during 2005, 2004 and 2003 found that its goodwill, core-deposit intangibles and contract intangibles were not impaired. The Company will continue to perform an impairment analysis at least annually and will record an impairment charge if goodwill or an intangible is found to be impaired.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

The following table details changes in carrying amounts of NetBank’s goodwill and other intangible assets by segment for the years ended December 31, 2005 and 2004:

	Retail Banking	Financial Intermediary	Transaction Processing	Other	Total
Balance as of January 1, 2004	$2,521	$42,348	$17,307	$265	$62,441
Goodwill acquired	—	7,963	6,298	—	14,261
Intangible asset acquired	—	—	6,487	—	6,487
Purchase accounting adjustments	—	(1,095)	(792)	—	(1,887)
Amortization	(605)	—	(1,502)	—	(2,107)
Balance as of December 31, 2004	$1,916	$49,216	$27,798	$265	$79,195
Goodwill acquired	—	169	—	—	169
Intangible asset acquired	—	—	8,787	—	8,787
Purchase accounting adjustments	—	127	(130)	—	(3)
Amortization	(605)	—	(2,446)	—	(3,051)
Balance as of December 31, 2005	$1,311	$49,512	$34,009	$265	$85,097

In 2005, the Company recorded $3 in net purchase accounting adjustments due to certain pre-acquisition contingencies related to contracts purchased by NPS and Market Street’s purchase of Guaranty Residential Lending in 2004. In 2004, the Company recorded $1,887 in purchase accounting adjustments due to tax adjustments related to the Company’s acquisition of Resource and NPS.

The expected tax deductibility of goodwill in future periods as of December 31, 2005 was $28.6 million. The expected amortization of intangibles over the next five years is summarized as follows:

2006	$3,476
2007	$3,195
2008	$2,346
2009	$1,871
2010	$1,661

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

10. DEPOSITS

The following table sets forth the dollar amount of deposits and weighted average interest rates in the various types of deposit programs offered by the Company:

	As of December 31, 2005			As of December 31, 2004
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$284,046	10.2%	—	$285,218	10.8%	—
Interest bearing:
Checking accounts	232,658	8.3%	0.9%	261,588	9.9%	1.0%
Money market	943,432	33.8%	3.2%	1,158,529	43.9%	1.9%
Certificates of deposit under $100	1,240,784	44.4%	4.0%	830,996	31.5%	2.9%
Certificates of deposit over $100	92,927	3.3%	4.1%	103,110	3.9%	3.3%
Total deposits	$2,793,847	100.0%		$2,639,441	100.0%

Accrued interest as of December 31, 2005 related to checking, money market and certificates of deposit accounts was $55, $777 and $12,620, respectively. Accrued interest as of December 31, 2004 related to checking, money market, and certificates of deposit accounts was $66, $607 and $5,426, respectively. At December 31, 2005 and 2004, $696 and $764 of overdrawn deposits were classified as loans, respectively.

At December 31, 2005, the scheduled maturities of certificates of deposit were as follows:

	Certificate amounts	Average rate paid on certificates
3 months or less	$453,757	3.8%
3-6 months	292,500	4.2%
6-12 months	199,281	4.0%
12 or more months	388,173	4.1%
Total	$1,333,711

At December 31, 2005, certificates of deposit with maturities occurring after December 31, 2006 were as follows:

Certificate amounts
2007	$179,218
2008	124,202
2009	72,012
2010 and beyond	12,741
$388,173

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

At December 31, 2005, the scheduled maturities of certificates of deposit over $100 were as follows:

	Certificate amounts	Average rate paid on certificates
3 months or less	$12,283	3.22%
3-6 months	8,754	3.98%
6-12 months	21,719	4.16%
12 or more months	50,171	4.23%
Total	$92,927

11. BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of December 31, 2005 follows:

Type of Borrowing	Year of maturity	Range of stated interest rates		Principal amount outstanding
$25 million line of credit	2006	Fed Funds + 0.25	%*	$—
$75 million master repurchase facility	2006	LIBOR + 1.25	%*	—
$200 million warehouse line of credit	2006	LIBOR + 0.85	%*	—
FHLB warehouse line	2006	DRC + 0.50	%*	45,500
FHLB overnight facility	2006	DRC	*	180,000
FHLB advances	2006	2.04% to 5.63	%*	510,000
FHLB advances	2007	2.57%		40,000
FHLB advances	2009	1.94% to 4.64%		175,000
FHLB advances	2010	3.63% to 3.97%		150,000
FHLB advances	2014	1.79% to 2.93%		185,000
Subordinated debt	2032	LIBOR + 3.35	%*	4,382
Subordinated debt	2033	LIBOR + 3.25	%*	4,382
Subordinated debt	2034	LIBOR + 2.85	%*	3,093
Subordinated debt	2034	LIBOR + 3.00	%*	20,620
Repurchase agreements	2006	4.14%		62,740
Total debt				$1,380,717

*                    Indicates a variable interest rate.

The total borrowings available through the Federal Home Loan Bank (“FHLB”) are determined each quarter as 50% of total assets of NetBank, FSB subject to limitations of available collateral. The Company utilizes this line through fixed and convertible term advances, as well as short-term advances, including thirty day and overnight borrowings. FHLB advances totaling $330,000 are fixed rate. The remaining advances totaling $730,000 are also fixed rate; however, they may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR. The FHLB warehouse line is an adjustable line of credit with a floating rate based on the daily rate credit (“DRC”) plus 50 basis points. This warehouse line can be used to fund mortgages originated by the Company. All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans. At December 31, 2005, $559,743 of investment securities and $1,558,140 of mortgage loans were pledged to the FHLB as collateral for the various FHLB advances, the FHLB warehouse line, and the overnight facility.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

The $62,740 repurchase agreement was collateralized by $68,259 of investment securities at December 31, 2005. This agreement matured on January 11, 2006.

The Company’s subordinated debt is supported by trust preferred securities, which were issued in 2002, 2003 and 2005 in private pooled transactions through off-balance sheet trusts: NBI Trust I, II, III and IV. The subordinated debt and the associated trust preferred securities carry variable interest rates and were initially priced at LIBOR plus a spread ranging from 2.85% to 3.35% with a cap of 12.5% for five years after their respective date of issuances. Interest payments and the resetting of the interest rates both occur on a quarterly basis. The debt is scheduled to mature from December 2032 through December 2034 and cannot be redeemed by the trust for a minimum of five years after issuance.

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line) and the master repurchase facilities are secured by mortgage loans and are subject to restrictive covenants. The covenants include certain minimum net worth requirements, minimum tangible net worth requirements, minimum financial ratios, capital requirements, maintenance of servicer eligibility for various government agencies and certain minimum liquidity requirements, which are all defined in the terms of the related debt agreements. In addition, the covenants restrict the types of business activities in which the Company may engage. The Company was in compliance with all debt covenants in place as of December 31, 2005. Although management anticipates complying with all current debt covenants, there can be no assurance that the Company or its individual subsidiaries will be able to comply with all debt covenants in the future. Failure to comply could result in the acceleration of the repayment of the related financing.

Short-term debt outstanding reached the highest month-end level during the year ended December 31, 2005 on August 31, 2005 with a short-term balance of $987,667.

A summary of borrowings and available borrowings, grouped by year of maturity, as of December 31, 2004 follows:

Type of Borrowing	Year of maturity	Range of stated interest rates	Principal amount outstanding
$0.5 million line of credit	2005	Prime *	$—
$25 million line of credit	2005	Fed Funds *	—
$300 million warehouse line of credit	2005	3.27%, 3.77%*	69,728
$625 million FHLB warehouse line	2005	DRC + 0.50%*	27,000
$200 million master repurchase facility	2005	3.65% to 3.77%	—
FHLB advances	2005	1.73% to 7.41%	474,500
FHLB advances	2006	2.04% to 5.63%	110,000
FHLB advances	2007	2.57%	40,000
Notes payable	2007	5.0%, 5.95%	231
FHLB advances	2008	1.90% to 1.92%	100,000
Notes payable	2008	5.95%	1,054
FHLB advances	2009	1.80% to 4.64%	215,000
FHLB advances	2014	1.79% to 2.93%	185,000
Subordinated debt	2032	LIBOR + 3.35%*	4,382
Subordinated debt	2033	LIBOR + 3.25%*	4,382
Subordinated debt	2034	LIBOR + 2.85%*	3,093
Repurchase agreement	2005	2.23%, 2.41%	88,978
Total debt			$1,323,348

*                    Indicates a variable interest rate.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

The following table sets forth the schedule of maturity for NetBank’s borrowings:

	2006	2007	2008	2009	2010	2011 and beyond
Repurchase facilities	$62,740	$—	$—	$—	$—	$—
FHLB advances, warehouse line, and overnight facility	735,500	40,000	—	175,000	150,000	185,000
Subordinated notes	—	—	—	—	—	32,477
Total	$798,240	$40,000	$—	$175,000	$150,000	$217,477

12. LEASE COMMITMENTS

NetBank leases its facilities and certain equipment under operating lease agreements. Major leases of office space relate to locations in Georgia, South Carolina, Florida, Oregon and Mississippi. Leases related to the Company’s South Carolina, Georgia and Oregon office space are renewable for five years provided the lessor is given written notice within a specified period of time. The leases related to office space in Florida and Mississippi are non-renewable. All leases referred to above except office space in Mississippi have escalation clauses based on stated agreed upon terms. Future minimum non-cancelable lease payments as of December 31, 2005 under operating lease agreements are as follows:

2006	$12,495
2007	$9,283
2008	$7,024
2009	$4,123
2010	$2,016

Rent and lease expense for the years ended December 31, 2005, 2004, and 2003 was $15,478, $13,961, and $11,999, respectively.

The Company has subleased various properties that it no longer occupies. Future minimum non-cancelable payments as of December 31, 2005 under these sublease agreements are as follows:

2006	$172

13. EMPLOYEE BENEFITS

During 2005, the Company maintained the NetBank, Inc. 401(k) Plan, (“the Plan”), which covers all eligible employees of the Company. Employees are eligible to participate in the Plan if they are at least 21 years of age and have completed six months of service. Plan participants may elect to have 1% to 100% of their pre-tax earnings contributed to the Plan, and such contributions are generally income tax-deferred. However, no participant under the age of 50 years could make annual contributions in excess of $14 for the year ended 2005, as provided by the Internal Revenue Service (“IRS”). Participants age 50 or older could make annual contributions up to $18. Each year, in addition to the salary deferral, the Company may make contributions on the participants’ behalf through matching contributions, profit sharing contributions, and qualified non-elective contributions. Each of these contributions is made annually at the discretion of the Board of Directors. During 2005, the Company matched 100% of the first three percent of participants’

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

contributions and 50% of the next three percent of participants’ contributions, limited to $4.5 per participant. In addition, the Company contributed an additional one percent of participants’ earnings, limited to $1 per participant, to the Plan, for the year ended December 31, 2005. All participants vest in both matching and discretionary balances in their accounts at a rate of 25% per year for each year of service, except those participants who were hired before April 30, 2002, and participated in the former NetBank, Inc. Employees Retirement Plan. These employees were fully vested in the plan at December 31, 2005. The Company expensed $4,071, $4,907 and $4,567 in 2005, 2004 and 2003, respectively, related to the Plan.

On July 1, 2002, the Company established the NetBank, Inc. Employee Stock Purchase Plan, (“the Employee Plan”), to allow participants to purchase stock in the Company through payroll deductions. The Employee Plan purchases shares of NetBank’s common stock from the Company on the last day of each quarter at 85% of the market value on the purchase date. Employees are eligible to enroll in the Employee Plan on January 1, April 1, July 1 and October 1. There was no expense recognized during 2005, 2004 or 2003 related to the Stock Plan. The Company is projecting that there will be approximately $329 in expense in 2006 related to the Employee Plan.

Prior to its acquisition of Resource in 2002, the Company adopted an “Executive Supplemental Retirement Plan” and a “Director Supplemental Retirement Plan”, together referred to as the “BOLI Plan”, for key members of senior management and the Board of Directors. The BOLI Plan provides for an annual benefit payable at normal retirement, age 65, targeted at 40% of final compensation projected at an assumed 4% salary progression rate. Actual total benefits payable under the BOLI Plan are dependent on an indexed retirement benefit formula, which accrues benefits equal to the aggregate after-tax income of associated life insurance contracts less the Company’s tax-effected cost of funds for that plan year. While benefits are guaranteed until the respective participant’s projected mortality, the total lifetime benefit is indexed to the performance of the insurance contract. Therefore, benefits under the BOLI Plan are ultimately dependent on the performance of the insurance contracts and are not guaranteed by the Company.

In connection with the BOLI Plan, the Company has also entered into Life Insurance Endorsement Method Split Dollar Agreements (the “Agreements”) with the individuals covered under the BOLI Plan. Under the Agreements, the Company shares 80% of death benefits over and above the cash surrender value (the net at risk death benefit) with the designated beneficiaries of the BOLI Plan participants under life insurance contracts referenced in the BOLI Plan. The Company, as owner of the policies, retains a 20% interest in the net at risk life proceeds and a 100% interest in the cash surrender value of the policies. The BOLI Plan also contains provisions for change of control of the Company, as defined, which allows the participants to retain benefits, subject to certain conditions, under the BOLI Plans in the event of a change in control. Because the BOLI Plan was designed to retain the future services of key executives, no benefits are payable under the BOLI Plan until age 65, and the amount of those benefits will be determined based upon the individual participant’s vesting schedule. The Company’s total investment in the BOLI Plans as of December 31, 2005 and 2004 was $17.1 and $16.5 million, respectively. The expense of this benefit to the Company was $680, $1,259 and $578 for the years ended December 31, 2005, 2004 and 2003, respectively. The income from policy appreciation was $575, $570 and $673 for the years ended December 31, 2005, 2004 and 2003, respectively. In April 2003, the Board closed the BOLI Plan to further participation. No current members of senior management are participants; however, five of NetBank’s current directors are participants.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

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

A summary of the status of the Stock Plan and activity follows (shares in 000s and exercise prices in dollars):

	Shares, Year ended December 31, 2005	Weighted Average Exercise Price	Shares, Year ended December 31, 2004	Weighted Average Exercise Price	Shares, Year ended December 31, 2003	Weighted Average Exercise Price
Outstanding at beginning of year	5,254	$11.27	4,322	$11.22	3,678	$10.65
Granted	524	$8.22	1,335	$11.26	1,245	$11.32
Exercised	(104)	$6.61	(111)	$7.05	(327)	$6.04
Forfeited	(256)	$11.96	(69)	$12.45	(188)	$9.87
Cancelled	(385)	$11.46	(223)	$11.37	(86)	$10.36
Outstanding at end of year	5,033	$10.96	5,254	$11.27	4,322	$11.22

The following table summarizes information about NetBank’s stock options outstanding (shares subject to options in 000s and exercise prices in dollars):

Exercise Price	Options Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Options Exercisable at December 31, 2005	Weighted Average Exercise Price of Options Exercisable
$3.51-5.28	284	3.6	$4.27	284	$4.27
$5.58-8.25	860	7.4	$7.74	570	$7.51
$8.50-12.25	2,885	7.0	$10.78	1,643	$10.66
$12.77-17.19	1,003	6.0	$16.14	957	$16.27
$22.50-35.44	1	3.6	$31.13	1	$31.13
	5,033	6.7	$10.96	3,455	$11.17

Effective April 18, 2005, the Company approved the acceleration of vesting of certain unvested stock options outstanding as of that date. The acceleration of the vesting of these options will allow the Company to reduce noncash compensation expense that would have been recorded in the financial statements in future periods, in accordance with SFAS 123(r). The expense that would have been recorded in future periods, absent the accelerated vesting, totaled approximately $298 and is included in the 2005 pro forma expense.

As discussed in note 3, Accounting Policies, NetBank accounted for the Stock Plan under APB 25 and under SFAS 123 for disclosure purposes. For SFAS 123 purposes, the fair value of each option granted under the Stock Plan during the years ended December 31, 2005, 2004, and 2003 was estimated on the date

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Year Ended December 31,
	2005	2004	2003
Fair value	$2.59	$4.54	$4.75
Expected life (years)	5	5	5
Risk-free interest rate	3.96%	3.21%	3.04%
Dividend rate	0.70%	0.70%	0.70%
Expected volatility	29.90%	42.70%	44.50%

Reference is made to note 3, Accounting Policies, for information regarding the Company’s plan to adopt the fair value recognition principles of SFAS 123r during 2006.

In November 2003, the Company adopted the Mid-Term Incentive Plan (the “Mid-Term Plan”) under the Company’s 1996 Stock Incentive Plan. Effective January 1, 2004, the Compensation Committee granted incentive awards under the Mid-Term Plan to certain executives of the Company. The awards are payable only if the Company achieves specified levels of consolidated earnings per share and earnings per share of its three operating segments during the two- and three-year performance periods. No expenses were recognized in 2005 or 2004 for the Mid-Term Plan based upon earnings per share results for the agreement periods outstanding. Awards are denominated in cash but payable in shares of restricted stock under the 1996 Stock Incentive Plan, with 50 percent of the shares vesting immediately after the last day of the relevant performance period and 25 percent of the shares vesting at the end of each of the first and second years thereafter. In the case of a recipient’s death, disability, retirement, or termination of employment without cause, awards would vest in full prior to the last day of the performance period, based on actual performance to the vesting date. In addition, if the recipient’s employment is constructively terminated in the 18-month period after a change of control event, awards vest in full prior to the last day of the performance period, based on actual performance to the vesting date.

15. SHAREHOLDERS’ EQUITY (amounts not in 000s)

NetBank has authorized 100,000 shares of Series A Junior Participating Preferred Stock, without par value (“Series A Stock”). Each share of Series A Stock will be entitled to 1,000 votes on all matters submitted to a shareholder vote. The Series A Stock is not redeemable or convertible into any other security. Each share of Series A Stock will have a minimum cumulative preferred quarterly dividend rate equal to the greater of $1 per share or 1,000 times the aggregate per share amount of any dividends declared on common stock in the related quarter. In the event of liquidation, shares of Series A Stock will be entitled to a preferential liquidation payment equal to the greater of $1,000 per share plus any accrued and unpaid dividends or 1,000 times the payment to be made per share of common stock. Each share of Series A Stock will have 1,000 votes, voting together with the common stock. In the event of any merger, consolidation or other transaction in which common stock is exchanged, each share of Series A Stock will be entitled to receive 1,000 times the amount received per share of common stock. These foregoing rights are protected by customary antidilution provisions. No shares of Series A Stock are presently outstanding, and no shares are expected to be issued except in connection with the shareholder rights plan referred to below.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

On January 20, 2000, NetBank’s Board of Directors (the “Board”) adopted a Shareholder Rights Plan and declared a distribution of one preferred share purchase right (a “Right”) for each outstanding share of our common stock. The Rights, which expire on February 4, 2010 (the “Final Expiration Date”) unless earlier redeemed or exchanged by the Company as described below, are evidenced by common stock share certificates and trade with the common stock until they become exercisable. Each Right entitles the registered holder to purchase from NetBank one one-thousandth of a share of Series A Stock at a price of $150 per one one-thousandth of a share of Series A Stock (subject to adjustment). The Rights are not exercisable until (i) the close of business on the tenth business day (or such later date specified by the Board) following a public announcement that a person (or group of affiliated or associated persons) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our outstanding common stock (an “Acquiring Person”), (ii) the close of business on the tenth business day (or such later date specified by the Board) following the commencement of a tender or exchange offer by any person or group, the consummation of which would result in beneficial ownership by such person or group of 15% or more of our outstanding common stock, or (iii) the close of business on the tenth business day following the first date of public announcement of the first occurrence of a Flip-in Event or a Flip-over Event (defined below) (the earliest of such dates, the “Distribution Date”).

In the event (a “Flip-in Event”) that (i) any person (or group of affiliated or associated persons) becomes the beneficial owner of 20% or more of our outstanding common stock, (ii) any Acquiring Person merges with NetBank and NetBank is the surviving corporation or any Acquiring Person effects certain other transactions with NetBank, or (iii) during such time as there is an Acquiring Person, there shall be any reclassification of securities or recapitalization or reorganization of NetBank which has the effect of increasing by more than 1% the proportionate share of our outstanding shares of any class of equity securities of the Company or any of its subsidiaries beneficially owned by the Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights that are or were owned beneficially by the Acquiring Person, will thereafter have the right to receive, that number of shares of NetBank common stock (or, under certain circumstances, an economically equivalent NetBank security) having a market value of two times the exercise price of the Right.

In the event (a “Flip-over Event”) that, following the first date of public announcement that a person has become an Acquiring Person, (i) NetBank merges with any person and NetBank is not the surviving corporation, (ii) any person merges with NetBank and NetBank is the surviving corporation, but the Company’s common stock is changed or exchanged, or (iii) 50% or more of the Company’s assets or earning power are sold, proper provision shall be made so that each holder of a Right will thereafter have the right to receive, upon the exercise at the then current exercise price of the Right, that number of shares of common stock (or, under certain circumstances, an economically equivalent security) of such other person which would have a market value of two times the exercise price of the Right.

Under certain circumstances after the Rights have become exercisable, the Board may elect to exchange the Rights, in whole or in part, at an exchange ratio of one share of our common stock per Right (subject to adjustment). NetBank may redeem the Rights in whole, but not in part, at a price of $0.01 per Right, at any time prior to the close of business on the later of (i) the Distribution Date and (ii) the first date of public announcement that a person has become an Acquiring Person. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including without limitation the right to vote or to receive dividends.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

At December 31, 2005, the Company had 6,423,691 shares of treasury stock compared to 6,292,082 at December 31, 2004. The 131,609 increase in shares is primarily due to the repurchase of 571,391 shares of the Company’s common stock during the year ended December 31, 2005, offset in part by the issuance of 166,063 shares for grants of unearned compensation and the issuance of 273,719 shares for the exercise of stock options and shares purchased by employees through the employee stock purchase plan.

For the years ended December 31, 2005, 2004 and 2003 the Company declared dividends of $0.08 per common share. The Board declared a dividend of $0.02 per common share outstanding to shareholders of record on February 20, 2006. The dividend will be paid on March 15, 2006.

16. NET (LOSS) INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net (loss) income per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net (loss) income per common and potential common share for the years ended December 31, 2005, 2004 and 2003. For the year ended December 31, 2005, there is no difference in basic and diluted shares as the effect of options outstanding to purchase common shares would be anti-dilutive to the net loss for that period.

	Net (loss) income (numerator)	Shares (denominator)	Net (loss) income Per share amount
	(Shares in 000s)
Year ended December 31, 2005
Basic	$(180)	46,193	$(0.00)
Effect of dilutive securities—options to purchase common shares	—	—	—
Diluted	$(180)	46,193	$(0.00)
Year ended December 31, 2004
Basic	$4,220	46,862	$0.09
Effect of dilutive securities—options to purchase common shares	—	352	—
Diluted	$4,220	47,214	$0.09
Year ended December 31, 2003
Basic	$50,514	47,963	$1.05
Effect of dilutive securities—options to purchase common shares	—	682	(0.01)
Diluted	$50,514	48,645	$1.04

17. INCOME TAXES

NetBank’s income tax expense consists of current and deferred income tax expense as follows:

	Year ended December 31,
	2005	2004	2003
Current	$7,742	$(18,401)	$15,340
Deferred	(7,064)	20,511	14,199
Income tax expense	$678	$2,110	$29,539

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

The effective tax rate varied from the statutory federal tax rate of 35% for the years ended December 31, 2005, 2004 and 2003 due to the following:

	Year ended December 31,
	2005		2004		2003
Income tax at statutory rate	$174	35.0%	$2,215	35.0%	$28,019	35.0%
State tax, net of federal benefit	29	5.8%	(65)	(1.0)%	1,662	2.1%
Valuation Allowance	387	77.7%	—	0.0%	—	0.0%
Other, net	88	17.7%	(40)	(0.6)%	(142)	(0.2)%
Income tax expense	$678	136.2%	$2,110	33.4%	$29,539	36.9%

As of December 31, 2005 and 2004, NetBank had deferred tax assets and deferred tax liabilities as follows:

	2005	2004
Net operating loss carryforwards	$7,111	$10,012
Tax credit carryforwards	3,234	2,860
Unrealized loss on available for sale securities	4,880	696
Allowance for loan and lease losses and other reserves	23,103	22,933
Other, net	1,295	—
Total deferred tax assets	39,623	36,501
Valuation allowance	(4,016)	(3,058)
Net deferred tax assets	35,607	33,443
Mortgage servicing rights	(52,705)	(56,369)
Deferred loan costs	(2,265)	(1,410)
Depreciation and amortization	(9,475)	(13,939)
Mark-to-market	(8,974)	(11,242)
Goodwill	(2,879)	(1,961)
Other, net	—	(615)
Total deferred tax liabilities	(76,298)	(85,536)
Net deferred tax liabilities	$(40,691)	$(52,093)

The Company has determined that it is more likely than not that the deferred tax assets will be realized through expected future taxable income that will exceed amounts necessary to fully utilize remaining deferred tax assets.

The valuation allowance relates to certain state net operating loss carryforwards and state tax credits, which the Company has determined may expire before they can be utilized. The change in the valuation allowance relates to additional state tax losses $337 and state tax credit carryforwards $234 generated in 2004, the benefit of which has not been recognized for financial statement purposes. These amounts are in addition to the $387 of estimated losses generated by certain subsidiary companies in 2005.

During 2005 and 2004, non-qualified stock options were exercised generating a tax benefit of $604 and $83, respectively. During 2005 and 2004, restricted stock was granted generating a tax (expense) benefit of ($95) and $23, respectively. All of these amounts are reflected in additional paid-in capital.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

At December 31, 2005, the Company had federal net operating loss (“NOL”) carryforwards limited under Internal Revenue Code Section 382 of $1,420 attributable to the purchase of an operating subsidiary in 2003, which expire in 2024. In addition, the Company had state NOL carryforwards of $164,600 that will expire at various times from 2009 to 2024.

18. BUSINESS SEGMENTS

The Company’s principal activities include retail banking, financial intermediary and transaction processing. The retail banking segment primarily consists of offering consumer banking products such as checking, money market, and certificates of deposit. The retail banking segment’s investments primarily consist of 1-4 family mortgage loans originated by the financial intermediary segment, small business financing loans and leases originated by the NetBank Business Finance division, auto loans originated by the dealer financial services division, purchased securities for investment, mortgage servicing assets and various other purchased or retained loan products. The financial intermediary segment originates mortgage loans directly with borrowers and purchases mortgage loans from correspondents and/or brokers. The financial intermediary segment packages or pools such loans either inclusive or exclusive of servicing rights for retention by the retail banking segment or sale into the secondary market. The financial intermediary segment diversified its operations in 2004 to include the origination of loans for recreational vehicles (RVs), boats and personal aircraft. The transaction processing segment subservices loans for the retail banking segment, financial intermediary segment and for third-party customers; provides ATM and merchant processing services; and sells various insurance products using an Internet-based platform.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

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

	For the year ended December 31, 2005
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$148,863	$103,248	$34	$970	$253,115
Intersegment interest income	76,217	2,626	(94)	(78,749)	—
Total interest income	225,080	105,874	(60)	(77,779)	253,115
Interest expense	124,822	6,251	32	1,949	133,054
Intersegment interest expense	8,881	70,963	6	(79,850)	—
Total interest expense	133,703	77,214	38	(77,901)	133,054
Net interest income	91,377	28,660	(98)	122	120,061
Provision for credit losses	10,943	104	—	—	11,047
Intersegment—servicing and processing fees	—	—	14,135	(14,135)	—
Non-interest income	30,096	115,875	18,832	486	165,289
Non-interest expense	81,075	156,184	29,753	6,793	273,805
Intersegment—servicing and processing expenses	10,355	3,780	—	(14,135)	—
Pre-tax income (loss)	$19,100	$(15,533)	$3,116	$(6,185)	$498
Total assets	$4,486,108	$1,461,549	$45,796	$(1,221,834)	$4,771,619

	For the year ended December 31, 2004
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$121,592	$108,155	$42	$2,374	$232,163
Intersegment interest income	50,496	3,010	—	(53,506)	—
Total interest income	172,088	111,165	42	(51,132)	232,163
Interest expense	84,022	7,859	83	653	92,617
Intersegment interest expense	7,215	46,071	—	(53,286)	—
Total interest expense	91,237	53,930	83	(52,633)	92,617
Net interest income	80,851	57,235	(41)	1,501	139,546
Provision for credit losses	34,745	32	—	—	34,777
Intersegment—servicing and processing fees	—	—	14,326	(14,326)	—
Non-interest income	25,832	120,618	17,622	(3,324)	160,748
Non-interest expense	72,987	150,281	29,583	6,336	259,187
Intersegment—servicing and processing expenses	10,027	4,299	—	(14,326)	—
Pre-tax (loss) income	$(11,076)	$23,241	$2,324	$(8,159)	$6,330
Total assets	$4,271,085	$530,428	$37,359	$(16,691)	$4,622,181

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

	For the year ended December 31, 2003
	Retail banking	Financial intermediary	Transaction processing	Other & Eliminations	Consolidated
Interest income	$86,700	$123,813	$—	$117	$210,630
Intersegment interest income	43,505	189	—	(43,694)	—
Total interest income	130,205	124,002	—	(43,577)	210,630
Interest expense	76,092	7,995	8	1,291	85,386
Intersegment interest expense	1,143	42,521	—	(43,664)	—
Total interest expense	77,235	50,516	8	(42,373)	85,386
Net interest income	52,970	73,486	(8)	(1,204)	125,244
Provision for credit losses	6,989	19	—	—	7,008
Intersegment—servicing and processing fees	—	—	12,170	(12,170)	—
Non-interest (loss) income	(7,319)	242,319	8,523	(5,458)	238,065
Non-interest expense	89,266	155,951	24,669	6,362	276,248
Intersegment—servicing and processing expenses	10,414	1,756	—	(12,170)	—
Pre-tax (loss) income	$(61,018)	$158,079	$(3,984)	$(13,024)	$80,053
Total assets	$4,209,334	$724,945	$23,596	$(240,975)	$4,716,900

19. COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company was servicing or subservicing for the benefit of others 109,685, 106,781, and 105,395 of residential loans, with unpaid principal balances aggregating approximately $14.2 billion, $14.0 billion and $13.6 billion at December 31, 2005, 2004 and 2003, respectively. Mortgagor’s taxes and insurance escrow funds and investors principal and interest escrow funds totaled approximately $270 million and $288 million as of December 31, 2005 and 2004, respectively. Loans serviced for others and the related escrow funds are not owned by NetBank; however, the majority of the escrow funds are deposited in NetBank, FSB.

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

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of mortgage servicing rights. Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or mortgage servicing rights for losses if there has been a breach of representations or warranties. Repurchased loans are carried at the lower of cost or net realizable value. As of December 31, 2005 and 2004, loans held for sale included repurchased loans with a net carrying value of $63.6 million and $48.9 million, respectively.

NetBank is unable to determine its maximum exposure under its representations and warranties. The maximum exposure under NetBank’s representations and warranties would be the outstanding principal balance and any premium paid of all loans or mortgage servicing rights ever sold by the Company less any loans sold servicing released or any loans underlying mortgage servicing rights that have already prepaid or defaulted without a breach of representations and warranties. The Company repurchased approximately $135.5 million and $99.0 million of unpaid principal balances during 2005 and 2004, respectively. The Company had $20.7 million and $22.7 million of reserves for estimated losses on future repurchases as of December 31, 2005 and 2004, respectively. The Company also maintains a reserve for premium refunds of $1,386 and $3,402 as of December 31, 2005 and 2004, respectively. In certain sales of whole loans and sales of servicing rights, the Company is contractually obligated to refund the purchaser certain premiums paid to the Company on the sale if the mortgagor prepays the mortgage during a specified period of time. The majority of this reserve is included within the Company’s representations and warranties reserve.

The following table details the activity in the reserve for NetBank’s representations and warranties:

	2005	2004
Beginning balance	$22,676	$17,905
Provision	39,513	29,165
Charge-offs, net	(41,521)	(24,394)
Ending balance	$20,668	$22,676

During the third quarter of 2005, the Company became aware of certain conforming mortgage loans originated and sold previously in which misrepresentations may have been made by one or more of the parties involved during the loan application process. Since the initial discovery, several of the loans have paid in full. However, management considered it prudent to record a special $3,500 provision in its representations and warranties liability and a reduction of gain on sales of loans and mortgage servicing rights. The special provision was based on a review of the underlying property values in a foreclosure or liquidation scenario. In the event of any losses on these loans, the Company may be entitled to pursue recovery from title insurers and other parties to the origination. However, these sources of recovery involve varying degrees of uncertainty and, as a result, have not been considered in management’s assessment. At December 31, 2005, the unpaid principal balance on the loans is $12,967.

As of December 31, 2005, NetBank had commitments to fund mortgage loans of $981 million, open-end consumer lines of credit of $96,280, undisbursed mortgage construction loans of $97,158, undisbursed commercial financing loans of $7,538 and commercial financing commitments of $3,128.

NetBank, FSB is involved in litigation with three insurance companies who are sureties on the purchased CMC leases. Since the second quarter of 2002, the entire portfolio has been on non-accrual

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

status pending outcome of the litigation. NetBank, FSB has filed a claim for all principal and interest payments that are currently past due, approximately $91 million. The Company charged off $50,230 of the unpaid principal balance during 2004. At December 31, 2005, the remaining recorded value of the leases is $26,054.

NetBank is involved in certain legal proceedings, excluding the CMC litigation, incidental to its business. NetBank does not believe that the outcome of these proceedings will have a material adverse effect upon its financial condition, results of operations or cash flows.

20. CAPITAL ADEQUACY

NetBank and NetBank, FSB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure of either company to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NetBank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank, FSB must meet specific capital guidelines that involve quantitative measures of NetBank, FSB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. NetBank, FSB’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Under current regulatory guidelines, NetBank, FSB may not make a capital distribution to the Company without prior approval of the OTS, the federal agency that regulates NetBank, FSB. Current guidelines require, among other things, that NetBank, FSB not make an unapproved capital distribution in excess of its current period year-to-date undistributed earnings plus the preceding two years undistributed earnings and in no event make a distribution which would cause NetBank, FSB to be less than adequately capitalized as defined below.

Quantitative measures established by regulation to ensure capital adequacy require NetBank, FSB to maintain minimum amounts and ratios as set forth in the following table. The OTS requires NetBank, FSB to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0% and total capital to risk-weighted assets of 8.0%. The following table presents information related to NetBank, FSB along with capital requirements mandated by the OTS:

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Total capital (to risk-weighted assets)	$330,510	10.32%	$256,277	8.00%	$320,346	10.00%
Core capital (to adjusted total assets)	$302,909	6.51%	$186,257	4.00%	$232,821	5.00%
Tangible capital (to adjusted total assets)	$302,909	6.51%	$69,846	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$302,909	9.46%	N/A	N/A	$192,208	6.00%
December 31, 2004
Total capital (to risk-weighted assets)	$327,829	11.30%	$232,091	8.00%	$290,114	10.00%
Core capital (to adjusted total assets)	$303,368	6.73%	$180,308	4.00%	$225,385	5.00%
Tangible capital (to adjusted total assets)	$303,368	6.73%	$67,615	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$303,368	10.46%	N/A	N/A	$174,016	6.00%

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

In addition, NetBank’s subsidiaries engaged in mortgage banking must adhere to various HUD regulatory guidelines including required minimum net worth to maintain their FHA approved lending status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2005, Market Street and Meritage were in compliance with HUD guidelines. NetBank and its subsidiaries are subject to various other capital requirements by secondary market investors and states. None of these capital requirements are more stringent than the OTS capital requirements. Failure to comply with these restrictions could have a material adverse impact on the Company’s results of operations. All of the capital requirements placed upon NetBank and its subsidiaries were met as of December 31, 2005.

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

The percentages of anticipated agency-eligible loan closures under mortgage purchase or funding commitments that are covered by mandatory delivery commitments not allocated to mortgages held for sale are monitored continuously. The Company’s expected exposure to resale pricing risk is continuously

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

adjusted to consider changing expectations regarding anticipated loan closure percentages and other market conditions.

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

In addition to mandatory delivery commitments, the Company may periodically buy or sell futures contracts as part of its hedging activities for its mortgage loans held for sale and mortgage funding/purchase commitments. Generally, futures positions are outstanding for short periods of time and are used to hedge against price movements of another financial instrument while execution of that instrument is bid among brokers. Futures contracts also may be similarly used to hedge against price movements when another financial instrument is illiquid due to temporary market conditions. Because the changes in value of futures contracts and the hedged items can be based on different indices, there is a risk that the changes in value may not correlate. There were no open futures positions as of December 31, 2005 or 2004.

As discussed in note 7, the Company sells a portion of its produced residential mortgage servicing rights between 90 and 180 days after origination or purchase of the related loan pursuant to committed prices under forward sales contracts. These forward sales contracts commit the Company to deliver mortgage servicing rights backed by contractual levels of unpaid principal balances. The Company had no outstanding mandatory commitments to deliver mortgage servicing rights as of December 31, 2005 and 2004, respectively.

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

The Company hedges the interest rate risk associated with its servicing rights available for sale and servicing value in inventory and pipeline with a variety of derivative instruments. Interest rate floor contracts provide for the Company to receive an interest rate differential on a notional amount of outstanding principal to the extent that interest rates decline below a specified rate which is fixed as of the date of the contract. Accordingly, the value of an interest rate floor contract increases while the value of a

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

mortgage servicing right decreases in a declining interest rate environment. As such, interest rate floor contracts can potentially mitigate the Company’s exposure to declines in the economic value of its servicing rights in a declining interest rate environment. Interest rate swap contracts provide the Company with the ability to receive a fixed rate of interest on a notional principal amount and pay a floating rate of interest (generally 3-month LIBOR) on the same notional amount. As such, interest rate swap contracts can potentially mitigate the Company’s exposure to declines in the economic value of its servicing rights in a declining rate environment. The Company also enters into contracts that give it the option to enter into an interest rate swap (swaptions). Swaptions provide the Company with better protection for smaller rate movements than floors. Interest rate cap contracts provide for the Company to receive a floating rate of interest on a notional principal amount in exchange for a one-time upfront premium on the same notional amount. The Company uses interest rate caps to adjust and fine-tune its hedge coverage position in response to changes in interest rates and the size of its pipeline position of future servicing rights. In addition to floors, swaps and caps, the Company uses forward purchase contracts on to-be-announced mortgage-backed securities (“MBS TBA”) to protect itself against interest rate and prepayment risk on its available for sale portfolio and servicing pipeline value from time to time.

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

	Notional contract amount at December 31,
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Mortgage loan purchase/funding commitments	$929,205	$754,876
Financial instruments whose contract amounts exceed the amount of credit risk:
Mandatory delivery commitments assigned to loans in process	371,176	365,905
Mandatory delivery commitments assigned to loans in inventory	661,678	694,003
MBS TBA purchase contracts	400,000	150,000
Interest rate swap contracts	310,000	102,500
Interest rate swaption contracts	980,000	200,000
Interest rate floor contracts	670,000	7,255,000
Interest rate cap contracts	1,147,000	175,000

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

Mortgage loan purchase/funding commitments expose the Company to credit loss in the event the purchase commitments are funded as mortgage loans and the Company’s counterparties default prior to resale. The maximum credit loss to which the Company is exposed is the notional amount of the commitments. However, the Company does not believe the commitments represent a significant exposure to credit loss because the related loans are secured by 1-4 family homes; most of the loans are insured or guaranteed through private mortgage insurance or government approval programs, which subject the loans to underwriting standards specified by government agencies or private mortgage insurance companies. The estimated credit exposure on financial instruments whose contract amounts exceed the amount of credit risk is the increase in market value of the instrument.

The Company generally does not charge a premium to its correspondents in connection with issuance of its mortgage purchase commitments nor is a premium charged to the Company in connection with its acquisition of mandatory delivery or forward servicing sales contracts. Fees are charged to retail customers in connection with processing and funding mortgage loans.

All derivative instruments are reported in the Company’s balance sheet at fair value (see note 3 for further details). The following is a summary of derivative instruments reported in other assets at December 31, 2005 and 2004:

	December 31,
	2005	2004
Derivatives used to hedge mortgage servicing rights	$22,566	$9,934
Mortgage loan purchase/funding commitments	1,592	1,687
Mandatory delivery commitments used to hedge the secondary marketing value of loans in process	(1,081)	(707)
Mandatory delivery commitments used to hedge the secondary marketing value of loans in inventory	(2,852)	(1,034)
Purchased option contracts	—	—
	$20,225	$9,880

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

22. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$150,256	$150,256	$150,302	$150,302
Investment securities available for sale	626,077	626,077	700,295	700,295
Mortgage loans held for sale	1,233,918	1,237,497	1,173,779	1,177,413
Mandatory delivery commitments	(3,933)	(3,933)	(1,741)	(1,741)
Mortgage loan purchase/funding commitments	1,592	1,592	1,687	1,687
Loan and lease receivables—net of allowance for credit losses	2,224,363	2,217,210	2,095,832	2,087,870
Mortgage servicing rights	201,880	202,543	172,819	173,243
Swaps, swaptions, caps, floors, corridors and forward purchase commitments hedging mortgage servicing rights available for sale	22,565	22,565	9,934	9,934
Liabilities:
Non-interest bearing deposits	$284,046	$284,046	$285,218	$285,218
Interest bearing deposits	1,176,090	1,062,113	1,420,117	1,307,643
Interest bearing certificates of deposit	1,333,711	1,326,558	934,106	942,308
FHLB advances	1,285,500	1,277,095	1,124,500	1,125,998
Short-term borrowings	62,740	62,740	186,991	186,991
Subordinated debt	32,477	32,477	11,857	11,857

Cash and cash equivalent are short-term in nature. Accordingly, they are valued at their carrying amounts, which are a reasonable estimation of fair value.

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

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

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

Non-interest bearing deposits are valued based upon the present value of future cash flows using market discount rates. No additional value has been ascribed to core deposits, which generally bear a low rate or no rate of interest and do not fluctuate in response to changes in interest rates.

Interest bearing deposits and certificates of deposit are valued based upon the present value of future cash flows using market discount rates together with estimates of deposit intangible values.

Federal Home Loan Bank advances are valued based upon the present value of expected future cash flows using market discount rates.

Short-term borrowings are tied to short-term variable rate indices. Accordingly, they are valued at their carrying amounts, which are a reasonable estimation of fair values.

Subordinated debt is tied to short-term variable rate indices. Accordingly, it is valued at its carrying amount, which is a reasonable estimation of fair value.

23. RELATED PARTY TRANSACTIONS

Some of our directors, officers, principal shareholders and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2005 and 2004. Some of our directors are directors, officers, trustees or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2005 and 2004.

All outstanding loans and other transactions with our directors, officers and principal shareholders (or corporations and organizations of which our directors are directors, officers, trustees or principal security holders) were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, when made, did not involve more than the normal risk of collectibility or present other unfavorable features.

In 2004, the Company purchased the Atlanta residence of Douglas K. Freeman, its Chairman and Chief Executive Officer, in connection with his relocation from Atlanta, Georgia to Jacksonville, Florida, pursuant to the terms of his employment agreement. The Company purchased the property at the appraised value of $1,750 plus an additional $9 in capital improvements. In the fourth quarter of 2005, the property was sold to an unrelated third party for $1,275. The expense related to the subsequent sale was recorded in other expenses for the year ended December 31, 2005.

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

24. CONDENSED FINANCIAL STATEMENTS OF NETBANK, INC. (PARENT ONLY)

CONDENSED BALANCE SHEET

	December 31,
	2005	2004
Assets:
Cash and due from banks	$367	$—
Federal funds sold	—	1,739
Total cash and cash equivalents	367	1,739
Investment in subsidiaries	414,426	407,942
Loans held for sale	404	447
Due from subsidiaries	17,724	14,337
Intangible assets	265	265
Furniture, fixtures and equipment	2,066	2,173
Other assets	1,478	3,111
Total assets	$436,730	$430,014
Liabilities and Shareholders’ equity:
Subordinated debt	$32,477	$11,857
Accrued interest payable	251	127
Other liabilities	3,823	4,003
Total liabilities	36,551	15,987
Shareholders’ equity:
Preferred stock, no par, (10,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized; 52,820,308 and 52,820,308 shares issued, respectively)	528	528
Additional paid-in capital	432,140	432,132
Retained earnings	39,005	43,849
Accumulated other comprehensive loss, net of tax	(7,965)	(1,136)
Treasury stock, at cost (6,423,691 and 6,292,082 shares, respectively)	(62,276)	(61,087)
Unearned compensation	(1,253)	(259)
Total shareholders’ equity	400,179	414,027
Total liabilities and shareholders’ equity	$436,730	$430,014

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	2005	2004	2003
Net interest (loss) income	$(847)	$1,250	$(219)
Other income (loss)	14	(3,224)	21
Expenses	3,294	1,453	3,056
Loss before equity in undistributed net income of subsidiaries	(4,127)	(3,427)	(3,254)
Equity in undistributed income of subsidiaries	3,947	7,647	53,768
Net (loss) income	$(180)	$4,220	$50,514

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEAR ENDED 2005

CONDENSED STATEMENTS OF CASH FLOWS

	2005	2004	2003
Operating activities:
Net (loss) income	$(180)	$4,220	$50,514
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed net loss of subsidiaries	(3,947)	(7,647)	(53,768)
Depreciation and amortization	268	206	792
Accretion of debt discount	—	—	377
Purchase of loans held for sale	—	(315,576)	—
Proceeds from sale of loans held for sale	40	311,905	—
Loss on loans held for sale	3	4,656
Amortization of unearned compensation	343	124	114
Changes in assets and liabilities:
(Increase) decrease in due from subsidiaries	(3,387)	976	22,535
Increase (decrease) in accrued interest payable	124	38	(26)
Net change in other assets and liabilities	1,453	(2,420)	2,824
Net cash (used in) provided by operating activities	(5,283)	(3,518)	23,362
Investing activities:
Dividend from subsidiary	—	23,200	8,025
Capital contributions to subsidiary	(9,366)	(473)	(1,429)
Purchases of furniture, fixtures and equipment	(161)	—	(249)
Proceeds from disposal of furniture, fixtures and equipment	—	668	—
Net cash (used in) provided by investing activities	(9,527)	23,395	6,347
Financing activities:
Net proceeds from issuance of subordinated notes	20,620	—	7,475
Repurchase of convertible subordinated notes	—	—	(26,358)
Net proceeds from issuance of common stock	—	—	5,551
Net purchase of treasury stock	(3,389)	(14,633)	(14,794)
Dividend payments on common stock	(3,698)	(3,748)	(3,844)
Issuance of restricted stock	(95)	—	(497)
Net cash provided by (used in) financing activities	13,438	(18,381)	(32,467)
(Decrease) increase in cash and cash equivalents	(1,372)	1,496	(2,758)
Cash and cash equivalents:
Beginning of year	1,739	243	3,001
End of year	$367	$1,739	$243
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,283	$1,192	$1,317
Income taxes	101	1,554	—
Non-cash investing and financing activities:
Fair value of assets acquired	$2,000	$815	$11,727
Goodwill	196	14,261	14,107
Amortizable intangibles	8,118	6,487	—
Liabilities assumed	(554)	(94)	(5,875)
Stock issued in transaction	—	(1,592)	(750)
Cash paid for business	$9,760	$19,877	$19,209

NETBANK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE YEAR ENDED 2005

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2005, 2004, and 2003 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Interest income	$57,020	$62,501	$67,256	$66,338
Interest expense	26,243	31,559	37,026	38,225
Net interest income	30,777	30,942	30,230	28,113
Provision for credit losses	2,351	2,330	2,708	3,658
Net interest income after provision for credit losses	28,426	28,612	27,522	24,455
Non-interest income	31,984	39,536	41,148	47,944
Gains on sales of securities	2,477	1,705	—	493
Non-interest expense	66,014	65,979	70,700	71,111
(Loss) income before income taxes	(3,127)	3,874	(2,030)	1,781
Income tax benefit (expense)	1,098	(1,549)	659	(886)
Net (loss) income	(2,029)	2,325	(1,371)	895
Basic (loss) income per share outstanding	$(0.04)	$0.05	$(0.03)	$0.02
Diluted (loss) income per share outstanding	$(0.04)	$0.05	$(0.03)	$0.02
2004(1)
Interest income	$52,185	$58,677	$63,492	$57,809
Interest expense	20,436	22,178	25,375	24,628
Net interest income	31,749	36,499	38,117	33,181
Provision for credit losses	1,847	1,666	469	30,795
Net interest income after provision for credit losses	29,902	34,833	37,648	2,386
Non-interest income	43,276	46,586	31,141	31,965
Gains on sales of securities	3,169	—	2,248	2,363
Non-interest expense	61,315	67,976	64,536	65,360
Income (loss) before income taxes	15,032	13,443	6,501	(28,646)
Income tax (expense) benefit	(5,638)	(4,976)	(2,486)	10,990
Net income (loss)	$9,394	$8,467	$4,015	$(17,656)
Basic income (loss) per share outstanding	$0.20	$0.18	$0.09	$(0.38)
Diluted income (loss) per share outstanding	$0.20	$0.18	$0.09	$(0.38)
2003
Interest income	$45,002	$50,341	$58,919	$56,368
Interest expense	21,499	21,633	21,959	20,295
Net interest income	23,503	28,708	36,960	36,073
Provision for credit losses	868	894	2,537	2,709
Net interest income after provision for credit losses	22,635	27,814	34,423	33,364
Non-interest income	53,011	57,958	65,453	50,249
Gains on sales of securities	6,332	5,062	—	—
Non-interest expense	65,007	68,399	75,083	67,759
Income before income taxes	16,971	22,435	24,793	15,854
Income tax expense	(6,269)	(8,222)	(9,204)	(5,844)
Net income	$10,702	$14,213	$15,589	$10,010
Basic income per share outstanding	$0.22	$0.30	$0.33	$0.21
Diluted income per share outstanding	$0.22	$0.29	$0.32	$0.21

(1)          During the fourth quarter of 2004 the Company recorded an additional $29.0 million for potential losses on the purchased CMC lease portfolio. Reference is made to notes 5 and 6 for additional details regarding the charge.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. This evaluation was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief finance executive (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2005 based on the disclosure controls and procedures evaluation.

Objectives of Controls.   Disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Conclusions.   Based upon the disclosure controls and procedures evaluation, our CEO and CFO have concluded that as of December 31, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of NetBank is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with participation of the CEO and CFO, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and that criteria, management concludes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 and has issued an attestation report on management’s assessment which appears below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of NetBank, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that NetBank, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  NetBank, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NetBank, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the

COSO criteria. Also, in our opinion, NetBank, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NetBank, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

Atlanta, Georgia
March 13, 2006

ITEM 9B.       OTHER INFORMATION

As disclosed in a Current Report on Form 8-K filed with the SEC on November 17, 2005, the Board of Directors (the “Board’’) of the Company amended and restated the bylaws of the Company (the “Amended Bylaws”) on November 10, 2005. The Board has determined that the Amended Bylaws contained an error in the first sentence of Article IV, Section 2 in that such sentence did not accurately reflect the provisions of that section of the bylaws as in effect immediately prior to the adoption of the Amended Bylaws on November 10, 2005. Since the Board did not intend to amend this provision in connection with the adoption of the Amended Bylaws, on March 13, 2006, the Board adopted the Second Amended and Restated Bylaws, which are attached as Exhibit 3.2 to this Annual Report on Form 10-K, to correct this error so that, as so amended, the first sentence of Article IV, Section 2 reflects the provision of the bylaws as in effect on November 10, 2005 immediately prior to the adoption of the Amended Bylaws. No other changes to the bylaws of the Company were made in the Second Amended and Restated Bylaws.

As disclosed in a Current Report on Form 8-K filed with the SEC on February 27, 2006, Ms. Tamara L. Adler Lundgren decided not to stand for re-election as a director of the Company at the 2006 annual meeting of  shareholders of the Company. As a result of her decision, as well as the two existing vacancies on the Board resulting from resignations during 2005 of two former directors of the Company as disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on May 4, 2005 and September 29, 2005, on February 22, 2006 and ratified by the Board on March 13, 2006, in accordance with the Second Amended and Restated Bylaws, the Board adopted a resolution decreasing the size of the Board from 11 to 8 persons effective upon the 2006 annual meeting of shareholders of the Company.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)          Identification of Directors.

The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the heading “Proposal One: Election of Directors” in our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year.

(b)          Identification of Executive Officers.

The information required by this Item, with respect to our executive officers, is incorporated herein by reference to the discussion under the heading “Executive Officers” in our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year.

(c)           Audit Committee Information; Financial Expert.

The information required by this Item with respect to the Audit Committee of our Board of Directors and the Audit Committee financial expert is incorporated herein by reference to the discussion under the heading “Committees of the Board of Directors “ in our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year.

(d)          Section 16(a) Compliance.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year.

(e)           Code of Ethics.

Our code of ethics applicable to all directors and employees, including our CEO, CFO, principal accounting officer or controller, or persons performing similar functions, was adopted by our Board of Directors on April 29, 2004. Our code of ethics is posted on our website at http://www.netbankinc.com in the “Corporate Governance” sub page under “Code of Conduct”. Any amendment to, or waiver from, our code of ethics will be posted on our website within four business days following such amendment or waiver.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussion under the headings “Director Compensation,” “Compensation of Executive Officers” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our Proxy Statement for our 2006 annual meeting of shareholders, is not incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The NetBank, Inc. 1996 Stock Incentive Plan (the “Plan”) was originally adopted by the Board of Directors on November 25, 1996, and approved by the shareholders of the Company on January 10, 1997.

Through initial approval and subsequent amendments, as of December 31, 2005, 9,500,000 shares of the Company’s common stock are reserved may be pursuant to awards granted under the Plan. As of December 31, 2005, 5,033,444 shares of common stock are subject to outstanding stock incentive awards granted under the Plan. The committee appointed by the Board of Directors has not yet made any determination as to which eligible participants will be granted stock incentive awards under the Plan in the future.

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. The following data is presented as of December 31, 2005.

	(a)	(b)	(c)
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders:
1996 Stock Incentive Plan	5,033,444	$10.96	2,199,236
Employee Stock Purchase Plan	N/A	N/A	606,367
Equity Compensation Plans Not Approved by Security Holders:
None	N/A	N/A	N/A
TOTAL	5,033,444	$10.96	2,805,603

See notes 13 and 14, of the notes to the consolidated financial statements included in this report for additional details regarding our Employee Stock Purchase Plan and stock options.

The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the heading “Security Ownership of Principal Shareholders and Management” in our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the discussion under the heading “Certain Transactions” in our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the discussion under the heading “Proposal Two: Ratification of Appointment of Independent Auditors” in our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year.

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.                 Consolidated Financial Statements

The consolidated financial statements of the Company and its subsidiaries are listed on the Index to Consolidated Financial Statements located on page 65 in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

2.                 Financial Statements Schedules

The financial statement schedules referred to in the applicable accounting regulations of the Securities and Exchange Commission are omitted from this Item because they are not applicable, the amounts are not significant or the required information is shown in the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

3.                 Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

NETBANK, INC.
By:	/s/ DOUGLAS K. FREEMAN
Douglas K. Freeman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2006.

Signature	Title
/s/ DOUGLAS K. FREEMAN	Chairman and Chief Executive Officer
Douglas K. Freeman	Principal Executive Officer
/s/ STEVEN F. HERBERT	Chief Finance Executive
Steven F. Herbert	Principal Financial Officer
/s/ STUART M. CABLE	Director
Stuart M. Cable
/s/ JOEL A. SMITH, III	Director
Joel A. Smith, III
/s/ EULA L. ADAMS	Director
Eula L. Adams
/s/ TAMARA L. ADLER LUNDGREN	Director
Tamara L. Adler Lundgren
/s/ J. STEPHEN HEARD	Director
J. Stephen Heard
/s/ ROBIN C. KELTON	Director
Robin C. Kelton
/s/ THOMAS H. MULLER, JR.	Director
Thomas H. Muller, Jr.
/s/ DAVID W. JOHNSON	Director
David W. Johnson

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1(a)		Amended and Restated Articles of Incorporation dated November 25, 1996	S-1	333-23717	3.1	3/21/97
(b)		Articles of Amendment of Articles of Incorporation dated January 20, 2000	8-A	000-22361	99.2	1/28/00
(c)		Articles of Amendment of Articles of Incorporation dated April 27, 2000	10-Q	000-22361	3.1	5/15/00
3.2		Second Amended and Restated Bylaws					☒
4.1(a)		Form of Common Stock Certificate	S-1/A	333-23717	4.1	4/25/97
(b)		Rights Agreement dated January 20, 2000 between NetB@nk, Inc. and SunTrust Bank	8-A	000-22361	99.1	1/28/00
(c)		Pursuant to Regulation S-K Item 601(b)(4)(iii), registrant by this filing agrees, upon request, to furnish the SEC a copy of all instruments defining the rights of long-term debt of the Company.
10.1(a)		Lease Agreement dated as of March 17, 1999 between NetBank and Opus South Corporation (the “Lease”)	10-K	000-22361	10.2	3/31/99
(b)		First Amendment to the Lease dated May 25, 1999, Second Amendment to the Lease dated September 15, 1999 and Third Amendment to the Lease dated October 26, 1999	10-K	000-22361	10.2	3/30/00
(c)		Fourth Amendment to the Lease dated June 1, 2001	10-K	000-22361	10.2	3/31/03
10.2(a)	*	1996 Stock Incentive Plan (the “Incentive Plan”)	S-1	333-23717	10.3	3/21/97
(b)	*	First Amendment to the Incentive Plan dated as of March 19, 1998	10-K	000-22361	10.3	3/30/98
(c)	*	Second Amendment to the Incentive Plan dated as of March 23, 1999	10-K	000-22361	10.3	3/31/99
(d)	*	Third Amendment to the Incentive Plan dated as of December 14, 2001	S-4	333-75298	10.5	12/17/01
(e)	*	Fourth Amendment to the Incentive Plan dated as of March 18, 2004	Schedule 14A	000-22361	D	3/25/04

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
(f)	*	Form of Director Non-qualified Stock Option Award Pursuant to the Incentive Plan					☒
(g)	*	Form of employee Incentive Stock Option Award Pursuant to the Incentive Plan (for award granted electronically)	10-K	000-22361	10.2(g)	3/16/05
(h)	*	Form of employee Incentive Stock Option Award Pursuant to the Incentive Plan (for award granted in paper)					☒
(i)	*	Form of Restricted Stock Award Agreement Pursuant to the Incentive Plan					☒
(j)	*	NetBank, Inc. Mid-term Incentive Plan under the NetBank, Inc. 1996 Stock Incentive Plan (the “Mid-Term Incentive Plan”)	10-K	000-22361	10.2(j)	3/16/05
(k)	*	Form of Mid-term Incentive Plan Award Agreement for reporting persons					☒
(l)	*	Form of Mid-term Incentive Plan Award Agreement for employees other than reporting persons					☒
10.3	*	NetBank, Inc. Employee Stock Purchase Plan	S-8	333-51574	99.1	12/08/00
10.4(a)	*	Employment Agreement dated as of November 18, 2001 between NetBank, Inc. and Douglas K. Freeman (the “Freeman Agreement”)	S-4	333-75298	10.1	12/17/01
(b)	*	Amendment No. 2 to the Freeman Agreement dated as of April 30, 2004	10-Q	000-22361	10	8/9/04
10.5(a)	*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and Steven F. Herbert (the “Herbert Agreement”)	10-Q	000-22361	10.3	8/14/02
(b)	*	First Amendment to the Herbert Agreement dated as of March 1, 2004	10-K	000-22361	10.5(b)	3/16/05
(c)	*	Second Amendment to the Herbert Agreement dated as of March 14, 2006					☒
10.6(a)	*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and Charles E. Mapson (the “Mapson Agreement”)	10-Q	000-22361	10.5	8/14/02

(b)	*	First Amendment to the Mapson Agreement dated as of March 1, 2004	10-K	000-22361	10.6(b)	3/16/05
(c)	*	Second Agreement to the Mapson Agreement dated as of March 14, 2006					☒
10.7(a)	*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and Jerald W. McCoy (the “McCoy Agreement”)	10-Q	000-22361	10.2	8/14/02
(b)	*	First Amendment to the McCoy Agreement dated as of March 1, 2004	10-K	000-22361	10.7(b)	3/16/05
(c)	*	Second Agreement to the McCoy Agreement dated as of March 14, 2006					☒
10.8(a)	*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and R. Theodore Brauch (the “Brauch Agreement”)	10-Q	000-22361	10.1	8/14/02
(b)	*	First Amendment to the Brauch Agreement dated as of March 1, 2004	10-K	000-22361	10.8(b)	3/16/05
(c)	*	Second Agreement to the Brauch Agreement dated as of March 14, 2006					☒
10.9(a)	*	Employment Agreement dated as of April 1, 2002 between NetBank, Inc. and William M. Ross (the “Ross Agreement”)	10-Q	000-22361	10.4	8/14/02
(b)	*	First Amendment to the Ross Agreement dated as of March 1, 2004	10-K	000-22361	10.9(b)	3/16/05
(c)	*	Second Agreement to the Ross Agreement dated as of March 14, 2006					☒
10.10(a)	*	Form of Director Supplemental Retirement Agreement (the “SERP Agreement”)	10-K	000-22361	10.10(a)	3/16/05
(b)	*	Form of Amendment No. 1 to the SERP Agreement	10-K	000-22361	10.10(b)	3/16/05
10.11(a)	*	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement (the “Split Dollar Agreement”)	10-K	000-22361	10.11(a)	3/16/05

(b)	*	Form of Amendment No. 1 to the Split Dollar Agreement	10-K	000-22361	10.11(b)	3/16/05
10.12	*	Form of Personalized Policy Description Under Supplemental Disability Insurance Plan	10-K	000-22361	10.12	3/16/05
10.13	*	Summary of Relocation Arrangement between NetBank, Inc. and Douglas K. Freeman	10-K	000-22361	10.13	3/16/05
21.1		List of Significant Subsidiaries					☒
23.1		Consent of Independent Registered Public Accounting Firm					☒
31.1		Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended—Chief Executive Officer					☒
31.2		Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended—Chief Financial Officer					☒
32.1		Certification Pursuant to 18 U.S.C. Section 1350—Chief Executive Officer and Chief Financial Executive					☒

*                    This exhibit is a management contract, compensatory plan or arrangement.