Form 10-Q
period 2006-03-31
NETBANK INC
filed 2006-05-10
CIK 1035826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

Commission File No. 0-22361

NETBANK, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2224352
(State of incorporation)	(I.R.S. Employer Identification Number)

1015 Windward Ridge Parkway
Alpharetta, Georgia	30005
(Address of principal executive offices)	(Zip Code)

(770) 343-6006

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2:
Large accelerated filer ☐        Accelerated filer ☒                           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at April 30, 2006
Common Stock, par value $.01	46,336,155

NETBANK, INC.
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

NetBank, Inc.

Consolidated Balance Sheets

(in 000s except share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$151,609	$126,666
Federal funds sold	26,599	23,590
Total cash and cash equivalents	178,208	150,256
Investment securities available for sale-at fair value (amortized costs of $628,620 and $638,919, respectively)	606,959	626,077
Stock of Federal Home Loan Bank of Atlanta – at cost	54,359	67,049
Loans held for sale	974,430	1,233,918
Loan and lease receivables – net of allowance for credit losses of $28,302 and $27,601, respectively	2,192,073	2,224,363
Mortgage servicing rights – net	212,094	201,880
Accrued interest receivable	16,849	16,698
Furniture, equipment and capitalized software – net	54,053	54,420
Goodwill and other intangibles – net	84,918	85,097
Due from servicers and investors	20,699	26,557
Other assets	74,209	85,304
Total assets	$4,468,851	$4,771,619

Liabilities, minority interests and shareholders’ equity
Liabilities:
Deposits	$2,826,267	$2,793,847
Other borrowed funds	1,056,692	1,348,240
Subordinated debt	32,477	32,477
Accrued interest payable	17,301	17,595
Loans in process	29,448	34,060
Representations and warranties	16,234	20,668
Accounts payable and accrued liabilities	105,402	123,877
Total liabilities	4,083,821	4,370,764

Commitments and contingencies – note 12	—	—
Minority interests in affiliates	613	676

Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,820,308 and 52,820,308 shares issued, respectively)	528	528
Additional paid-in capital	433,109	432,140
Retained earnings	27,173	39,005
Accumulated other comprehensive loss, net of taxes of $8,231 and $4,877, respectively	(13,430)	(7,965)
Treasury stock, at cost (6,499,995 and 6,423,691 shares, respectively)	(62,963)	(62,276)
Unearned compensation	—	(1,253)
Total shareholders’ equity	384,417	400,179
Total liabilities, minority interests and shareholders’ equity	$4,468,851	$4,771,619

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Operations

(unaudited and in 000s except per share amounts)

	Three months ended March 31,
	2006	2005

Interest income:
Loans and leases	$57,915	$47,853
Investment securities	8,414	8,788
Short-term investments	546	379
Total interest income	66,875	57,020

Interest expense:
Deposits	21,897	13,216
Other borrowed funds	17,120	13,027
Total interest expense	39,017	26,243
Net interest income	27,858	30,777
Provision for credit losses	3,057	2,351
Net interest income after provision for credit losses	24,801	28,426

Non-interest income:
Mortgage servicing fees	12,619	12,262
Amortization of mortgage servicing rights	(10,604)	(10,628)
Recovery of mortgage servicing rights	3,611	680
Gain on sales of securities, net	—	2,477
Losses on derivatives	(6,698)	(2,789)
Service charges and fees	4,898	4,751
Gains on sales of loans and mortgage servicing rights	23,980	24,820
Other income	2,191	2,888
Total non-interest income	29,997	34,461

Non-interest expense:
Salaries and benefits	34,840	31,723
Customer service	3,353	3,124
Marketing	3,594	2,855
Data processing	4,544	4,375
Depreciation and amortization	5,868	5,603
Office expenses	3,428	2,820
Occupancy	6,976	5,901
Travel and entertainment	1,255	1,250
Professional fees	3,346	3,990
Prepaid lost interest from curtailments	615	1,024
Other expenses	3,697	3,349
Total non-interest expense	71,516	66,014
Loss before income taxes	(16,718)	(3,127)
Income tax benefit	5,767	1,098
Net loss	$(10,951)	$(2,029)

Net loss per common and potential common shares outstanding:
Basic	$(0.24)	$(0.04)
Diluted	$(0.24)	$(0.04)

Weighted average common and potential common shares outstanding:
Basic and diluted	46,262	46,366

Dividends declared on common stock per share	$0.02	$0.02

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited and in 000s)

	For the three months ended March 31,
	2006	2005
Common shares
Beginning balance	52,820	52,820
Issuance of common shares	—	—
Ending balance	52,820	52,820
Common stock
Beginning balance	$528	$528
Issuance of common stock	—	—
Ending balance	$528	$528
Paid-in capital
Beginning balance	$432,140	$432,132
Reclassification of unearned compensation balance upon adoption of SFAS 123(R)	277	—
Stock-based compensation cost	1,417	—
Re-issuance of shares of common stock	(725)	—
Ending balance	$433,109	$432,132
Retained earnings
Beginning balance	$39,005	$43,849
Net loss	(10,951)	(2,029)
Cash dividends declared	(926)	(926)
Reclassification of unearned compensation balance upon adoption of SFAS 123(R)	265	—
Loss on re-issuance of shares of common stock	(220)	(341)
Ending balance	$27,173	$40,553
Accumulated other comprehensive loss
Beginning balance	$(7,965)	$(1,136)
Realized gain on sale of securities, net of taxes	—	(1,536)
Unrealized loss on securities, net of taxes	(5,465)	(4,066)
Ending balance	$(13,430)	$(6,738)
Treasury stock, at cost
Beginning balance	$(62,276)	$(61,087)
Reclassification of unearned compensation balance upon adoption of SFAS 123(R)	(1,795)	—
Re-issuances of shares of common stock, net of purchases	1,108	(2,898)
Employee forfeitures of unearned compensation	—	(35)
Ending balance	$(62,963)	$(64,020)
Unearned compensation
Beginning balance	$(1,253)	$(259)
Reclassification of unearned compensation balance upon adoption of SFAS 123(R)	1,253	—
Amortization of unearned compensation	—	29
Employee forfeitures of unearned compensation	—	35
Ending balance	$—	$(195)
Total shareholders’ equity	$384,417	$402,260

Comprehensive loss
Net loss	$(10,951)	$(2,029)
Realized gain on sale of securities, net of taxes of $0 and $941, respectively	—	(1,536)
Change in unrealized loss on securities, net of taxes of $(3,350) and $(2,492), respectively	(5,465)	(4,066)
Comprehensive loss	$(16,416)	$(7,631)

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Cash Flows

(unaudited and in 000s)

	Three months ended March 31,
	2006	2005
Operating activities:
Net loss	$(10,951)	$(2,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,868	5,603
Amortization of premiums on investment securities, loan and lease receivables and debt	5,243	4,303
Origination of loans held for sale	(2,815,262)	(2,738,208)
Repurchase of previously sold mortgages	(28,755)	(31,039)
Proceeds from sales of loans held for sale	3,123,198	2,847,354
Net gains on sales of mortgage loans and servicing rights	(23,980)	(24,820)
Capitalization of mortgage servicing rights	(4,776)	(6,219)
Proceeds from sales of mortgage servicing rights	902	491
Mark-to-market adjustment on mortgage servicing rights	(13,480)	(5,268)
Amortization of mortgage servicing rights, net of recoveries	6,993	9,948
Provision for credit losses	3,057	2,351
Stock-based compensation cost	1,561	—
Amortization of unearned compensation	—	29
Gains on sales of investment securities, net	—	(2,477)
Changes in assets and liabilities which provide (use) cash:
Increase in accrued interest receivable	(151)	(746)
Decrease in due from servicers and investors	5,858	29,758
Decrease (increase) in other assets	11,095	(7,105)
Decrease in accrued interest payable	(294)	(456)
(Decrease) increase in loans in process	(4,612)	20,117
(Decrease) increase in accounts payable and accrued liabilities	(15,265)	11,464
Net cash provided by operating activities	246,249	113,051

Investing activities:
Purchases of available for sale securities	(9,996)	(161,965)
Principal repayments on available for sale securities	20,220	25,773
Sales and maturities of available for sale securities	—	89,044
Bulk purchase of mortgage servicing rights	—	(36,395)
Sales (purchases) of Federal Home Loan Bank Stock	12,690	(10,926)
Origination and purchase of loan and lease receivables	(151,704)	(171,676)
Principal repayments on loan and lease receivables	175,769	137,632
Purchases of furniture, equipment and capitalization of software, net of disposals	(4,603)	(2,593)
Capitalization of amortizable intangibles	(143)	(2,002)
Acquisition of goodwill	(576)	(7)
Change in minority interest	(63)	64
Net cash provided by (used in) investing activities	41,594	(133,051)

Financing activities:
Increase (decrease) in deposits	32,420	(47,953)
Proceeds from other borrowed funds	4,893,888	2,132,956
Repayments of other borrowed funds	(5,185,436)	(2,063,132)
Net proceeds from issuance of subordinated notes	—	20,620
Net re-issuances (purchases) of treasury stock	163	(3,239)
Dividend payments on common stock	(926)	(926)
Net cash (used in) provided by financing activities	(259,891)	38,326
Net increase in cash and cash equivalents	27,952	18,326
Cash and cash equivalents:
Cash, beginning of period	150,256	150,302
Cash, end of period	$178,208	$168,628

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$39,311	$26,699
Cash paid during the period for income taxes	$318	$527

See notes to consolidated financial statements.

NETBANK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

In the opinion of management, the unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005 (“2005 Form 10-K”). The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 2005 amounts have been reclassified for comparability with 2006 amounts.

Unless otherwise noted, all dollar figures are presented in thousands (000s), except per share data.  All of the Company’s operations and assets are located within the United States of America.

2.                                      ACQUISITIONS

During the three months ended March 31, 2006, NPS acquired certain assets or processing contracts of various smaller ATM and merchant processors.  These acquisitions were accounted for as purchases, and as such, approximately $103 of amortizable intangibles were recorded.  Consideration for these assets and processing contracts totaled $103.

In December 2004, the Company, through its Market Street subsidiary, acquired 19 retail branch offices and certain associated assets of Guaranty Residential Lending, Inc., a mortgage banking business, pursuant to an Asset Purchase and Assignment Agreement. The consideration paid, including transaction costs, was approximately $2 million. The acquisition was accounted for as a purchase, and, accordingly, all assets and liabilities were recorded at fair value. As such, $1.7 million in goodwill, including transaction costs, was recorded. The Company paid additional consideration in the first quarter of 2006 of $576 and may be obligated to pay an additional $788 over the next year provided that specific production goals as identified in the Asset Purchase Agreement are met. Any additional payments will be recorded as goodwill.   The results of operations for the acquired branches have been included from the date of acquisition.

3.                                      ACCOUNTING POLICIES

Reference is made to our accounting policies described in the notes to consolidated financial statements contained in our 2005 Form 10-K. The Company has followed those policies in preparing this report.

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

Stock-Based Compensation. Our stock-based compensation plans are described in note 9 to these consolidated financial statements. Prior to January 1, 2006, we accounted for these stock-based employee compensation plans under the measurement principles and recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, we recorded no stock option-based employee compensation cost for options granted during the three month period ended March 31, 2005, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. We also recorded no compensation cost during the three month period ended March 31, 2005 in connection with the NetBank, Inc. Employee Stock Purchase Plan (“the Stock Plan”) as the purchase price of the stock was 85% of the market value on the purchase date.  In accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation – Transition and Disclosure, we provided pro forma net income or loss and net income or loss per share for each period prior to January 1, 2006 as if we had applied the fair value-based method in measuring compensation cost for our share based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment, using the modified prospective transition method. Under the modified prospective transition method, results for prior periods have not been restated. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). See note 9 to these consolidated financial statements for information on the impact of our adoption of SFAS 123(R) and the assumptions used to calculate the fair value of stock-based employee compensation.

Recent Accounting Pronouncements

On March 17, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No.156 (“SFAS 156”), Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 requires that all servicing assets and liabilities be initially measured at fair value and allows for two alternatives in the subsequent accounting for servicing assets and liabilities: the amortization method and the fair value method.  The amortization method requires that the servicing assets and liabilities be amortized over the remaining estimated lives of the serviced assets with impairment testing to be performed periodically.  The fair value method requires the servicing assets and liabilities to be measured at fair value each period with an offset to income.  SFAS 156 is to be adopted in the first fiscal year that begins after September 15, 2006 and early adoption is permitted.  An entity can elect the fair value method at the beginning of any fiscal year provided that interim financial statements have not been issued.  However, once the fair value election is made, an entity cannot revert back to the amortization method, NetBank has not yet adopted the fair value method.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections - a replacement of

APB No. 20, and Statement No. 3, which required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of change.  SFAS 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS 154 if the need for such a change arises in the future.

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

4.                                      LOAN AND LEASE RECEIVABLES

Our portfolio of loan and lease receivables consists primarily of internally originated 1-4 family first and second mortgage loans, home equity loans, automobile loans, business equipment financing leases, marine, and recreational vehicle loans.

As of March 31, 2006 and December 31, 2005 the Company had unamortized net premiums on its loan and lease receivables of $37,670 and $37,826, respectively. At March 31, 2006 and December 31, 2005, $83 and $6, respectively, of the Company’s net premiums were associated with purchased as opposed to originated loans. The following is a summary of the Company’s loan and lease receivables portfolio:

	As of March 31, 2006		As of December 31, 2005
	Amount	%	Amount	%
First mortgages	$782,763	35.3%	$824,431	36.6%
Second mortgages	107,187	4.8%	115,188	5.1%
Leases	418,937	18.9%	406,053	18.0%
Auto	631,648	28.4%	610,924	27.1%
Home equity lines	238,880	10.8%	257,991	11.5%
Consumer	40,960	1.8%	37,377	1.7%
Total	2,220,375	100.0%	2,251,964	100.0%
Less allowance for credit losses	(28,302)		(27,601)
Total	$2,192,073		$2,224,363

Our lease receivables consist primarily of business equipment leases originated and serviced by the NetBank Business Finance division. In addition to originated lease receivables, NetBank, FSB owns a portfolio of purchased lease receivables originated by Commercial Money Center, Inc. (“CMC”). NetBank, FSB is involved in litigation with three insurance companies who are sureties on the purchased receivables. Since the second quarter of 2002, the entire portfolio of lease receivables originated by CMC has been on non-accrual status pending the outcome of the litigation.  NetBank, FSB has filed a claim against CMC and the insurance company sureties for all payments that are currently past due, approximately $90 million at March 31, 2006.  The recorded balance of CMC leases receivable as of March 31, 2006 was $25,762.

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

The following table details the Company’s non-accrual and troubled debt restructurings:

	As of March 31, 2006	As of December 31, 2005
Loan and lease receivables (1)	$31,976	$33,049
Loans held for sale (1)	$41,219	$49,635
Troubled debt restructurings (2)	$7,387	$6,782

(1)          All loans and leases over 90 days contractually past due are placed on non-accrual status.

(2)          Includes only those troubled debt restructurings which were less than 90 days past due as of the periods reported. Troubled debt restructurings over 90 days past due have been included in the non-accrual categories.

Non-performing loan and lease receivables as of March 31, 2006 and December 31, 2005 included $25,762 and $26,054, respectively, of non-performing lease receivables related to the CMC lease portfolio.

On average, the Company held approximately $85,024 and $73,412 of restructured and non-accrual loans during the three months ended March 31, 2006 and 2005, respectively. Foregone interest for the three months ended March 31, 2006 and 2005 was approximately $1,377 and $1,064, respectively. The Company had $10,806 and $8,200 in repossessed assets consisting primarily of residential mortgage loan foreclosures at March 31, 2006 and December 31, 2005, respectively.

The following is a summary of the allowance for credit losses:

	Three months ended March 31,
	2006	2005
Beginning balance	$27,601	$24,462
Provision for credit losses	3,057	2,351
Charge-offs:
First mortgages	—	—
Second mortgages	(52)	(1)
Leases	(1,919)	(1,550)
Auto	(1,500)	(901)
Home equity lines	(33)	(22)
Consumer	(12)	(27)
Total charge-offs	(3,516)	(2,501)
Recoveries:
First mortgages	—	1
Second mortgages	9	42
Leases	515	448
Auto	629	249
Home equity lines	7	23
Consumer	—	—
Total recoveries	1,160	763
Total charge-offs, net	(2,356)	(1,738)
Ending balance	$28,302	$25,075
Allowance for credit losses as a percent of average loan and lease receivables	1.3%	1.2%

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

The following amounts relate to the Company’s MSR portfolio:

	Available for sale		Held for sale
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Unpaid Principal Balance (“UPB”)	$12,839,850	$13,155,256	$160,447	$143,515
Carrying value	$210,282	$200,371	$1,812	$1,509
Carrying value / UPB	1.64%	1.52%	1.13%	1.05%
Fair value	$211,151	$201,034	$1,812	$1,509
Fair value / UPB	1.64%	1.53%	1.13%	1.05%
Weighted average note rate	5.89%	5.89%	6.43%	6.47%
Weighted average service fee	0.32%	0.32%	0.37%	0.35%
Net basis as multiple	5.12	4.76	3.07	3.00

The following table summarizes changes in the impairment reserve for the Company’s MSRs for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Beginning balance	$51,502	$65,557
Servicing valuation recovery	(3,611)	(680)
Ending balance	$47,891	$64,877

See note 13 to these consolidated financial statements for further information regarding the Company’s MSRs.

7.                                      DEPOSITS

The following table sets forth the dollar amount of deposits and weighted average interest rates of the various types of deposit programs offered by the Company:

	As of March 31, 2006			As of December 31, 2005
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$301,370	10.6%	—	$284,046	10.2%	—
Interest bearing:
Checking accounts	233,305	8.3%	0.9%	232,658	8.3%	0.9%
Money market	917,778	32.5%	3.3%	943,432	33.8%	3.2%
Certificate of deposit under $100	1,279,327	45.3%	4.3%	1,240,784	44.4%	4.0%
Certificate of deposit over $100	94,487	3.3%	4.3%	92,927	3.3%	4.1%
Total deposits	$2,826,267	100.0%		$2,793,847	100.0%

Accrued interest as of March 31, 2006 related to checking, money market and certificates of deposit accounts was $69, $986 and $12,402, respectively.  Accrued interest as of December 31, 2005 related to checking, money market, and certificates of deposit accounts was $55, $777 and $12,620, respectively.  At March 31, 2006 and December 31, 2005, $538 and $696 of overdrawn deposits were classified as loans, respectively.

8.                                      BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of March 31, 2006 follows:

Type of borrowing	Year of maturity	Range of stated interest rates		Principal amount outstanding
$25 million line of credit	2006	Fed Funds + 0.25	%*	$—
$75 million master repurchase facility	2006	LIBOR + 1.25	%*	—
$200 million warehouse line of credit	2006	LIBOR + 0.85	%*	—
FHLB warehouse line	2006	DRC + 0.50	%*	—
FHLB overnight facility	2006	DRC	*	71,700
FHLB advances	2006	3.01 to 4.86%		500,000
FHLB advances	2007	2.57%		40,000
FHLB advances	2009	2.45 to 4.64%		75,000
FHLB advances	2010	3.63 to 3.97%		150,000
FHLB advances	2011	4.29 to 4.43%		50,000
FHLB advances	2014	2.36 to 2.93%		110,000
Subordinated debt	2032	LIBOR + 3.35	%*	4,382
Subordinated debt	2033	LIBOR + 3.25	%*	4,382
Subordinated debt	2034	LIBOR + 2.85	%*	3,093
Subordinated debt	2034	LIBOR + 3.00	%*	20,620
Repurchase agreement	2006	4.60	%*	59,992
Total debt				$1,089,169

*                                         Indicates a variable rate.

The total borrowings available through the Federal Home Loan Bank (“FHLB”) are determined each quarter based on a percentage of the total assets of NetBank, FSB subject to limitations of available collateral.  During the first quarter of 2006, the Company’s available borrowings as a percentage of total assets was reduced from 50% to 35%.  The Company accesses this line through fixed and convertible term advances, as well as short-term advances, including thirty day and overnight borrowings. Five of the FHLB advances totaling $390,000 are fixed rate. The remaining advances totaling $535,000 are also fixed rate; however, they may be converted at the FHLB’s option to adjustable rate based on the three month floating LIBOR. The FHLB warehouse line is an adjustable line of credit with a floating rate based on the daily rate credit (“DRC”) plus 50 basis points. This warehouse line can be used to fund mortgages originated by the Company. All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans. At March 31, 2006, $624,724 of investment securities and $1,073,971 of mortgage loans were pledged to the FHLB as collateral for the various FHLB advances, the FHLB warehouse line and the overnight facility.

The $59,992 repurchase agreement was collateralized by $66,440 of investment securities at March 31, 2006. This agreement matured on April 11, 2006.

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

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line) and the master repurchase facilities are secured by mortgage loans and are subject to restrictive covenants. The covenants include certain minimum net worth requirements, minimum tangible net worth requirements, minimum financial ratios, capital requirements, maintenance of servicer eligibility for various government agencies and certain minimum liquidity requirements, which are all defined in the terms of the related debt agreements. In addition, the covenants restrict the types of business activities in which the Company may engage. The Company was in compliance with all debt covenants in place as of March 31, 2006. Although management anticipates complying with all current debt covenants, there can be no assurance that the Company or its individual subsidiaries will be able to comply with all debt covenants in the future. Failure to comply could result in the acceleration of the repayment of the related financing.

Short-term debt outstanding reached the highest month-end level during the three months ended March 31, 2006 on January 31, 2006 with a short-term balance of $1,002,002.

9.                                      STOCK-BASED COMPENSATION

The Company has adopted the 1996 Stock Incentive Plan (the “Stock Plan”), which provides that employees, officers, directors and consultants of NetBank may be granted nonqualified and incentive stock options to purchase shares of common stock of NetBank, shares of NetBank common stock, derivative securities related to the value of the common stock, or cash awards.  Up to 9,500,000 shares of our common stock may be issued under the Stock Plan.  Generally, the options vest within four years and expire ten years from the date of the grant.  Vesting ceases immediately upon employee termination and any vested options are forfeited if not exercised within 90 days of termination.  This exercise grace period is extended to one year in the case of a recipient’s death or disability.

Prior to January 1, 2006, the Company accounted for the Stock Plan under the recognition and measurement provisions of Accounting Principles Board 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation.  No stock-based employee compensation cost related to options was recognized in the Statement of Operations for periods ending prior to January 1, 2006, as all options granted under the Stock Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, using the modified prospective transition method.  Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value determined in accordance with the provisions of SFAS 123(R).  The Company recognized $1.13 million of expense during the quarter ended March 31, 2006 related to stock options.  As provided using the modified prospective transition method, results for prior periods have not been restated.

In addition to providing for the issuance of options, the Stock Plan also provides for the grant of stock awards.  Compensation expense related to stock awards was recognized on a straight-line basis over the vesting period and included in the Statement of Operations before adoption of SFAS 123(R).  With the adoption of SFAS 123(R), effective January 1, 2006, the Company modified the calculation of compensation expense related to stock awards to include both a straight-line basis over the vesting period and an estimation of forfeitures.  For the quarters ended March 31, 2006 and 2005, the Company recognized $391 and $23 of expense related to stock awards, respectively.

The Company also adopted the Mid-Term Incentive Plan (the “Mid-Term Plan”) which is administered under the Stock Plan.  On January 1, 2004, the Compensation Committee granted incentive awards under the Mid-Term Plan.  The awards are payable only if the Company achieves specified levels of consolidated earnings per share and earnings per share of its retail banking, financial intermediary and transaction processing segments during the two- and three-year performance periods ending December 31, 2005 and 2006, respectively.  Awards are denominated in cash but payable in shares of restricted stock, with 50 percent of the shares vesting immediately after the last day of the relevant performance period and 25 percent of the shares vesting at the end of each of the first and second years thereafter.  In the case of a recipient’s death, disability, retirement, or termination of employment without cause, awards would vest in full prior to the last day of the performance period, based on actual performance to the vesting date.  In addition, if the recipient’s employment is constructively terminated in the 18-month period after a change of control event, awards vest in full prior to the last day of the performance period, based on actual performance to the vesting date.  No expenses were recognized in 2005 with respect to the Mid-Term Plan based upon earnings per share results.  During the first quarter of 2006, the Compensation Committee adopted and granted incentive awards for certain executives of the Company under an Amended and Restated Mid-Term Incentive Plan (the “New Mid-Term Plan”).  The New Mid-Term Plan is substantially consistent with the original Mid-Term Plan except that the performance goals are based upon the pre-tax income for the retail banking, financial intermediary and transaction processing segments and consolidated pre-tax income for two and three year performance periods ending December 31, 2007 and 2008, respectively.  Under SFAS 123(R), the terms of the New Mid-Term Plan are subject to the classification criteria of Statement of Financial Accounting Standards No. 150 (“SFAS

150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, since the monetary value of the award is predominately fixed and considered stock-settled debt.  For the quarter ended March 31, 2006, the Company recognized $91 of expense with an off-setting liability related to awards issued under the New Mid-Term Plan.

On July 1, 2002, the Company established the NetBank, Inc. Employee Stock Purchase Plan (“the Employee Plan”), to allow participants to purchase stock in the Company through payroll deductions.  The Employee Plan purchases shares of NetBank common stock from the Company on the last day of each quarter at 85% of the market value on the purchase date.  Employees are eligible to enroll in the Employee Plan on January 1, April 1, July 1 and October 1.  There was no expense recognized during 2005 related to the Employee Plan.  Under SFAS 123(R), the Employee Plan is characterized as stock-settled debt and is subject to the classification criteria of SFAS 150.  For the quarter ended March 31, 2006, the Company recognized $31 of expense with an off-setting liability related to the Employee Plan.

SFAS 123(R) requires that a company disclose proforma information for periods prior to its adoption of SFAS 123(R).  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for three months ended March 31, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

For the three months ended March 31, 2005
Net loss, as reported	$(2,029)
Deduct:
Total stock option based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(536)
Pro forma net loss	$(2,565)
(Loss) per share:
Basic—as reported	$(0.04)
Basic—pro forma	$(0.06)

Diluted—as reported	$(0.04)
Diluted—pro forma	$(0.06)

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the quarter ended March 31, 2006, are $1,163 and $762 higher, respectively, than if it had continued to account for share-based compensation under APB 25. Both the Company's basic and diluted earnings per share would have been $(0.22) for the three months ended March 31, 2006 had it continued to account for share-based compensation under APB 25.

The fair value of each option granted under the Stock Plan for the three months ended March 31, 2006 and 2005 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula with the following weighted average assumptions:

	For the three months ended March 31,
	2006	2005
Fair value	$2.63	$2.59
Expected life (years)	6.5	5
Risk-free interest rate	4.52%	3.96%
Dividend rate	1.08%	0.70%
Expected volatility	30.58%	29.90%

Expected volatilities are based on the historical volatility of the Company’s common stock and other factors.  For options granted prior to 2006, the expected term of the options is estimated based on historical option exercise activity.  For options granted in the first quarter of 2006, the expected term is calculated using the shortcut method based SAB 107. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Option activity under the Stock Plan as of March 31, 2006, and changes during the period ended March 31, 2006 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Options outstanding at beginning of year	5,033	$10.96
Granted	391	$7.38
Exercised	—	—
Forfeited	(27)	$10.61
Cancelled	(39)	$10.13
Options outstanding at March 31, 2006	5,358	$10.71	6.6	$8,020
Option vested at March 31, 2006	3,899	$11.03	6.1	$3,146
Options exercisable at March 31, 2006	3,899	$11.03	6.1	$3,146

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 was $2.63. There were no options granted or exercised in the first quarter 2006.

The status of the Company’s nonvested options as of March 31, 2006, and changes during the period ended March 31, 2006 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2006	1,587	$3.71
Granted	391	$2.63
Vested	(473)	$2.39
Cancelled, forfeited and expired	(46)	$4.09
Nonvested, March 31, 2006	1,459	$3.84

As of March 31, 2006, there was $4,874 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Stock Plan.  That cost is expected to be recognized in less than four years.  The total fair value of options vested during the period ended March 31, 2006 was $1,132.

Restricted stock activity under the Stock Plan as of March 31, 2006, and changes during the period ended March 31, 2006 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2006	189	$8.50
Granted	271	$7.39
Vested	(89)	$8.17
Cancelled, forfeited and expired	(6)	$7.91
Nonvested, March 31, 2006	365	$7.77

10.                               NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net loss per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following table reconciles the numerator and denominator of the basic and diluted net loss per common and potential common share for the three months ended March 31, 2006 and 2005.

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended March 31, 2006
Basic EPS	$(10,951)	46,262	$(0.24)
Effect of dilutive securities	—	—	—
Diluted EPS	$(10,951)	46,262	$(0.24)

Three months ended March 31, 2005
Basic EPS	$(2,029)	46,366	$(0.04)
Effect of dilutive securities	—	—	—
Diluted EPS	$(2,029)	46,366	$(0.04)

11.                               BUSINESS SEGMENTS

During the three months ended March 31, 2006, the Company realigned its operating segments as described in following paragraph.  All prior period amounts have been restated in conformity with the current period presentation.

Effective in the first quarter of 2006, the Company revised its segment reporting format from four to five segments including retail banking, financial intermediary, transaction processing, servicing asset, and other/corporate overhead.  We believe the realignment of the segments provides more transparency and clarifies our financial results.  The servicing asset segment captures the investment results of the hedges related to the servicing asset segment as well as other costs related to the MSRs. These results were historically reported as part of the retail banking segment which as a result of the new segment format now only captures the operating results of the Internet-only bank, the NetBank Business Finance division and the Dealer Financial Services division.  In addition to the creation of the servicing asset segment, the other/corporate overhead segment was previously reported as the other/eliminations segment and included primarily costs charged to the holding company.  This segment also now includes overhead costs which were previously recognized throughout all segments.  Historical results below have been reclassified to conform with current period presentation.

The retail banking segment’s investments primarily consist of 1-4 family mortgage loans originated by the financial intermediary segment, small business financing loans and leases originated by the NetBank Business Finance division, auto loans originated by the Dealer Financial Services division, purchased securities for investment, and various other purchased or retained loan products.  The financial intermediary segment originates mortgage loans directly with borrowers and purchases mortgage loans from correspondents and/or brokers.  The financial intermediary segment packages or pools such loans either inclusive or exclusive of servicing rights for retention by the retail banking segment or sale into the secondary market.  The financial intermediary segment also encompasses the origination of loans for recreational vehicles (RVs), boats and aircraft which are then sold to the retail banking segment for investment purposes or to third party investors.  The transaction processing segment subservices loans for the retail bank segment, the financial intermediary segment, the servicing asset segment, and for third-party customers; and provides ATM and merchant processing services.  The servicing asset segment manages the mortgage servicing rights retained by the Company in conjunction with the origination of mortgage loans or obtained through bulk acquisitions.  The other/corporate overhead segment contains holding company and overhead expenses along with the elimination of intersegment gains and losses on loans sold to the retail banking segment, intersegment interest, and intersegment servicing and processing expenses.

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

	For the three months ended March 31, 2006
	Retail banking	Financial intermediary	Transaction processing	Servicing asset	Other/ corporate overhead	Consolidated
Interest income	$40,196	$26,574	$7	$—	$98	$66,875
Intersegment interest income	23,595	57	—	2,344	(25,996)	—
Total interest income	63,791	26,631	7	2,344	(25,898)	66,875
Interest expense	37,872	521	—	4	620	39,017
Intersegment interest expense	4,950	19,165	88	2,014	(26,217)	—
Total interest expense	42,822	19,686	88	2,018	(25,597)	39,017
Net interest income	20,969	6,945	(81)	326	(301)	27,858
Provision for credit losses	2,999	58	—	—	—	3,057
Intersegment- servicing and processing fees	—	—	3,363	—	(3,363)	—
Non-interest income	3,631	24,662	4,312	(3,005)	397	29,997
Non-interest expense	19,795	35,249	6,096	623	9,753	71,516
Intersegment- servicing and processing expenses	121	739	—	2,503	(3,363)	—
Pre-tax income (loss)	$1,685	$(4,439)	$1,498	$(5,805)	$(9,657)	$(16,718)
Total assets	$4,021,993	$1,198,194	$44,530	$228,237	$(1,024,103)	$4,468,851

	For the three months ended March 31, 2005
	Retail banking	Financial intermediary	Transaction processing	Servicing asset	Other/ corporate overhead	Consolidated
Interest income	$35,823	$21,072	$10	$—	$115	$57,020
Intersegment interest income	13,066	34	7	1,583	(14,960)	—
Total interest income	48,889	21,106	17	1,583	(14,575)	57,020
Interest expense	24,373	1,480	21	66	303	26,243
Intersegment interest expense	3,557	9,834	—	1,542	(14,933)	—
Total interest expense	27,390	11,314	21	1,608	(14,630)	26,243
Net interest income	20,959	9,792	(4)	(25)	55	30,777
Provision for credit losses	2,336	15	—	—	—	2,351
Intersegment- servicing and processing fees	—	—	3,456	—	(3,456)	—
Non-interest income	3,936	25,702	4,712	14	97	34,461
Non-interest expense	17,170	34,171	6,196	1,024	7,453	66,014
Intersegment- servicing and processing expenses	152	890	—	2,414	(3,456)	—
Pre-tax income (loss)	$5,237	$418	$1,968	$(3,449)	$(7,301)	$(3,127)
Total assets	$4,179,169	$1,303,617	$39,092	$246,331	$(1,013,194)	$4,755,015

12.                             COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company was servicing or subservicing for the benefit of others 106,312 and 109,685 residential loans with unpaid principal balances aggregating approximately $13.8 billion and $14.2 billion at March 31, 2006 and December 31, 2005, respectively. Mortgagors’ taxes and insurance escrow funds and investors’ principal and interest escrow funds totaled approximately $287 million and $270 million as of March 31, 2006 and December 31, 2005, respectively. Loans serviced for others and the related escrow funds are not owned by the Company; however, the majority of the escrow funds are deposited in NetBank, FSB.

The Company has issued mortgage-backed securities under programs sponsored by Ginnie Mae, Freddie Mac and Fannie Mae. In connection with servicing mortgage-backed securities guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae, the Company advances certain principal and interest payments to security holders prior to their collection from specific mortgagors. Additionally, the Company must remit certain payments including property taxes and insurance premiums in advance of collecting them from specific mortgagors and make certain payments of attorney’s fees and other costs related to loans in foreclosure. These amounts are included in servicing advances under the caption “due from servicers and investors” in the accompanying consolidated balance sheets. Likewise, during the month that a mortgagor pays off his/her mortgage, the Company must accept an interest payment from the borrower that is pro-rated to the date of payoff and pass through a full month’s interest to the security holder. The Company includes its projection of the cost of such advances and lost interest on mortgages that prepay, and the expense of unreimbursed attorney and other costs associated with foreclosure in its valuation of its mortgage servicing rights.

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of mortgage servicing rights. Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or mortgage servicing rights for losses if there has been a breach of representations or warranties.  Repurchased loans are carried at the lower of cost or net realizable value.  As of March 31, 2006 and December 31, 2005, loans held for sale included repurchased loans with a net carrying value of $55.2 million and $63.6 million, respectively.

NetBank is unable to determine its maximum exposure under its representations and warranties.  The maximum exposure would be the current unpaid principal balance of any loan we have ever sold, excluding loans sold which specifically excluded our representations and warranties, plus any fee or premium we received for the sale.  Additionally, we potentially could have to refund any fees or premiums we received for the sale of mortgage servicing rights that are still on the purchasers’ books.  However, since we are not the current servicer for the majority of the loans and mortgage servicing rights as described above, we cannot determine our maximum exposure.

The Company repurchased approximately $29 million and $31 million of unpaid principal balances during the three months ended March 31, 2006 and 2005, respectively. The Company had $16.2 million and $20.7 million of reserves for estimated losses on future repurchases as of March 31, 2006 and December 31, 2005, respectively.

As of March 31, 2006, the Company had commitments to fund mortgage loans of $874,783, open-end consumer lines of credit of $87,655, undisbursed mortgage construction loans of $145,198, undisbursed leasing commitments of $3,309 and commercial financing commitments of $8,927.

NetBank, FSB is involved in litigation with three insurance companies who are sureties on the purchased CMC leases.  Since the second quarter of 2002, the entire portfolio has been on non-accrual status pending outcome of the litigation.  NetBank, FSB has filed a claim for all payments that are currently past due, approximately $90 million.  The Company has charged off $50,230 of the unpaid principal balances to date.  At March 31, 2006, the remaining recorded value of the leases is $25,762.

The Company is involved in certain legal proceedings, excluding the CMC litigation, incidental to its business.  The Company does not believe that the outcome of these proceedings will have a material adverse effect upon its financial condition, results of operations or cash flows.

13.                             SUBSEQUENT EVENT

On May 1, 2006, the Company issued a press release announcing its intention to sell its mortgage servicing platform along with most of its portfolio of mortgage servicing rights.  The Company is in the process of marketing the platform and the mortgage servicing portfolio to potential buyers.  As of the date of this report, the Company had not yet entered into any definitive agreements regarding such a sale.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may include forward-looking statements. Forward-looking statements regarding the intent, belief or current expectations of NetBank, Inc. or its officers and directors can be identified by the use of forward-looking terms such as “believe”, “anticipate”, “estimate”, “expect”, “may”, “will”, “should”, “plan”, “intend”, “project”, or other comparable terminology. Various internal and external factors could cause the Company’s actual results to differ materially from those anticipated by the forward-looking statements. These factors include, but are in no way limited to, 1) the evolving nature of the market for Internet banking and financial services generally; 2) the public’s perception of the Internet as a secure, reliable channel for transactions; 3) the success of new products and lines of business considered critical to the Company’s long-term strategy, such as small business banking and transaction processing services; 4) potential difficulties in integrating the Company’s operations across its multiple lines of business; 5) the cyclical nature of the mortgage banking industry generally; 6) a possible decline in asset quality; 7) changes in general economic or operating conditions which could adversely affect mortgage loan production and sales, mortgage servicing rights, loan delinquency rates and/or loan defaults;  8) the possible adverse effects of unexpected changes in the interest rate environment; 9) adverse legal rulings, particularly in the Company’s litigation over leases originated by Commercial Money Center, Inc.; and/or 10) increased competition and regulatory changes.  The Company’s 2005 Form 10-K contains additional details on these and other risks that are material to our operations. All forward-looking statements in this report are based on information available at the time of filing. Except as required by the federal securities laws, the Company has no obligation to update any forward-looking statement included herein.  Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

In the opinion of management, the unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to applicable rules and regulations of the SEC. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our 2005 Form 10-K. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. Certain 2005 amounts have been reclassified for comparability with 2006 amounts.

Unless otherwise noted, all dollar figures are presented in thousands (000s), except per share data.  All of the Company’s operations and assets are located within the United States of America.

Executive Summary and Future Outlook

For the three months ended March 31, 2006, we incurred a net loss of $10,951 or $0.24 per share compared to a net loss of $2,029 or $0.04 per share for the three months ended March 31, 2005, a change of $8,922.  NetBank’s results continue to be adversely impacted by 1) the flattening of the yield curve which reduces net interest earned on interest-earning assets held-for-sale and held-for-investment, 2) depressed gain on sale margins within the financial intermediary segment resulting from competitive conditions, 3) continued high volume of repurchase losses related to representations and warranties on loans sold, and 4) net losses on hedging activities within the servicing asset segment.

Retail Banking. The retail banking segment includes operations of the Internet-only bank, the NetBank Business Finance division as well as the Dealer Financial Services division.   The retail banking segment achieved pre-tax income of $1,685 during the first quarter of 2006, a $3,552 decrease over the comparable period in 2005. The Internet-only bank’s results declined by $3,061 relating primarily to an increase in non-interest expense of $2,397 and a decrease in gains on sales of loans of $501.  NetBank Business Finance reported a decrease in their period over period pre-tax income of $541. This decrease was primarily driven by an increase in provision for credit losses of $913 but was partially off-set by an increase in net interest income of $241.  Provision expense for the retail banking segment as a whole increased by $663 period over period as a result the continued retention of auto loans, HELOCs, and business financing leases.  These loans and leases generally have a high risk adjusted yield. Despite the decline in the in pre-tax earnings, we believe this segment is crucial to a balanced earnings approach and anticipate meaningful contributions to our earnings in the future.

Financial Intermediary.  The financial intermediary segment originates both conforming and non-conforming products through our network of brokers and correspondents as well as directly with consumers through our 83 branch offices.  The financial intermediary segment recorded a pre-tax loss of $4,439 for the first quarter of 2006, a $4,857 pre-tax decline period over period.  This decline was primarily driven by a $3,020 decline in net interest income resulting from the continuing flattening of the yield curve.  Severe competitive pressures throughout the industry have also contributed to a decrease in gains on sales of loans and mortgage servicing rights of $851.  Although the financial intermediary segment has experienced a decline this quarter due to the cyclical nature of the mortgage business, we continue to believe that the mortgage business is an integral part of our operations that could add significant value in the future.

The conforming mortgage operations within the financial intermediary segment recorded a pre-tax loss of $4,011 for the first quarter of 2006 compared to pre-tax income of $2,659 during the same quarter in 2005.  This decline was primarily the result of a 19-basis point decline in the revenue margins and a 16-basis point increase in expenses. Margins continue to be severely depressed resulting in a decrease in net interest income of $2,866 as the yield curve continues to remain flat. Generally, we earn long-term interest rates on loans held for sale and finance those loans with short-term borrowings.  As the yield curve flattens, net interest margin compresses.  If the yield curve continues to remain flat, we will continue to have declines in net interest margins.

The non-conforming operations within the financial intermediary segment recorded a pre-tax loss of $1,023 during the first quarter of 2006 compared to a pre-tax loss of $2,445 during the same quarter in 2005, a $1,422 improvement.  Decreases in non-interest expenses of $2,964 contributed to the improvement but were off-set by declines in gain on sales of loans of $1,219.  Gains on sales of loans continues to be impacted by adverse competitive conditions within the industry.  In addition, non-conforming operations have experienced a decline in production of $24,949 to $605,234 as mortgage interest rates continue to rise. Although we believe that second quarter production is likely to increase, the results of the non-conforming operations may remain volatile over coming quarters.

Transaction Processing. The transaction processing segment houses our servicing factory and NPS.  This segment recorded pre-tax income of $1,498 for the three month period ended March 31, 2006 compared to pre-tax income of $1,968 for the same period in 2005. The decrease relates primarily to a reduction in pre-tax earnings at NPS of $527 off-set by improvements in operating expenses of $228 within the servicing factory.  Despite declines in pre-tax earnings, we believe the transaction processing segment will provide significant contributions to earnings in the future and help us achieve a more balanced earnings approach.

Servicing Asset. The servicing asset segment manages the MSRs we retain in conjunction with the origination of mortgage loans or obtain through bulk acquisition.  The servicing asset segment reported a pre-tax loss of $5,805 for the three months ended March 31, 2006 compared to a pre-tax loss of $3,449 for the same period in 2005, a change of $2,356.  This change is primarily attributable to decreased net hedge results of $3,434.  Decreased net hedge results were off-set by increased service fee revenues of $471.

As previously stated in our press release issued May 1, 2006, we are actively marketing our mortgage servicing platform and the majority of our mortgage servicing rights to potential buyers.  We have not yet entered any definitive agreement.

Other/Corporate Overhead. The Other/corporate overhead segment includes holding company and overhead expenses along with the elimination of inter-segment gains and losses on loans sold to the retail banking segment from the financial intermediary segment. The other/corporate overhead segment incurred a $9,657 pre-tax loss for the three months ended March 31, 2006 compared to a pre-tax loss of $7,301 for the comparable period of 2005.  The $2,356 change was primarily related to expenses related to the adoption of SFAS 123(R).

Capital Management Program.  Notwithstanding the fact that NetBank met all of the regulatory capital requirements placed upon it and its subsidiaries at March 31, 2006 and was “well capitalized” under such guidelines at such date, the Company has a proactive capital management program in order to ensure that NetBank, FSB remains “well capitalized” under relevant OTS guidelines.  As part of this program, the Company reviews capital allocations to lines of business that have been performing below target or that may require greater investment to reach the right scale.  The goal is to deploy capital into strategic areas with greater or more stable long-term profitability prospects.  Given NetBank, FSB’s current capital levels, management has voluntarily moderated its pursuit of additional asset growth and other growth initiatives until the current capital pressures ease.  For more information regarding our regulatory capital requirements, see “Liquidity and Capital Resources - Capital Resources” below.

Risk and Contingencies. Reference is made to the discussions under Item 1A. “Risk Factors” and “Future Outlook” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of operations in the 2005 Form 10-K for further information regarding the risks and challenges of our business. Reference is made to note 12 of the notes to consolidated financial statements included in this report and to Item 1. Legal Proceedings in Part II of this report for additional discussion of certain risks and contingencies that may affect us.

Financial Condition

General.  Our assets totaled $4,468,851 at March 31, 2006, a decrease of $302,768 or 6.3% from December 31, 2005.  This is primarily the result of decreases of $259,488 in loans held for sale and $32,290 in loan and lease receivables.  The decrease in loans held for sale is primarily the result of sales of mortgage loans outpacing production during the three months ended March 31, 2006.  The decrease in loans held for sale enabled us to pay down other borrowed funds by $291,548 during the three month period ended March 31, 2006.

Investment Securities.  For the three months ended March 31, 2006, the investment security portfolio decreased by $19,118. This decrease was substantially due to principal repayments on mortgage-backed securities of $20,220 and change in net unrealized losses of $8,819. The decrease was offset, in part, by the purchase of $9,996 of new investment securities.

The following tables set forth certain information relating to our available for sale securities:

As of March 31, 2006	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government agencies - MBS	$527,587	$—	$17,828	$509,759
Collateralized mortgage obligations	56,425	3	1,723	54,705
U.S. treasury securities	13,331	—	1,256	12,075
Agency bonds	27,383	—	898	26,485
Habitat bonds and other	3,894	41	—	3,935
Total	$628,620	$44	$21,705	$606,959

As of December 31, 2005	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government agencies - MBS	$535,369	$24	$10,680	$524,713
Collateralized mortgage obligations	59,049	3	1,450	57,602
U.S. treasury securities	13,131	—	351	12,780
Agency bonds	27,512	—	504	27,008
Habitat bonds and other	3,858	116	—	3,974
Total	$638,919	$143	$12,985	$626,077

Loans held for sale. As more fully described in note 3 of the notes to the consolidated financial statements included in our 2005 Form 10-K, loans held for sale are carried at the aggregate of the lower of cost or market until sold, typically 30 to 90 days after origination or purchase. The majority of the non-performing loans held for sale consists of loans which have been repurchased under representations and warranties provided to purchasers. Once a loan has been repurchased, it is generally resold at a price less than the repurchase price. Upon repurchase, reserves are transferred from the reserve for representations and warranties to a valuation reserve for repurchased loans to record such loans at estimated net realizable value. At March 31, 2006 and December 31, 2005, the aggregate fair value of loans held for sale exceeded the aggregate cost.

The following tables set forth information regarding our portfolio of loans held for sale:

	Gross UPB	Reserve	Non- performing
As of March 31, 2006
Conforming mortgages	$602,382	$3,886	$19,901
Non-conforming mortgages	258,345	8,541	21,318
Construction	117,853	193	—
Commercial / recreational	8,517	47	—
Total loans held for sale	$987,097	$12,667	$41,219

	Gross UPB	Reserve	Non- performing
As of December 31, 2005
Conforming mortgages	$811,602	$3,266	$25,630
Non-conforming mortgages	346,940	9,283	24,005
Construction	84,429	191	—
Commercial / recreational	3,734	47	—
Total loans held for sale	$1,246,705	$12,787	$49,635

The Company, when required to repurchase mortgage loans, bundles such loans in pools and re-sells them. The $8,416 decline in non-performing loans held for sale is primarily related to such re-sales of mortgage loans during the three months ended March 31, 2006. The size of the repurchase inventory, which is primarily comprised of non-performing loans, will vary depending on the timing of the repurchases and the subsequent dispositions.

Loan and Lease Receivables.  For the three months ended March 31, 2006, the loan and lease receivables portfolio decreased $32,290 or 1.5%. The decrease in loan and lease receivables was primarily due to principal reductions and prepayments of $175,769, offset, in part by the retention of $88,771 of auto loans, $51,350 of business equipment finance leases, $9,008 in home equity lines of credit (“HELOCs”), and $2,575 of marine and recreational vehicle loans.

Asset Quality and Non-performing Assets. We periodically review the performance of our loan and lease receivables portfolio by reviewing charge-offs, delinquency statistics, and various other industry statistics. Large non-homogeneous credits are reviewed on a loan-by-loan or lease-by-lease basis, whereas relatively small credits with similar risk characteristics are reviewed on a pool-by-pool basis. If a decline in credit quality for a specific pool or individual loan or lease is noted, we record additional allowance through a charge to the provision for credit losses. The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio. We determine the adequacy of the allowance based upon reviews of individual loans and leases or pools as applicable, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. Our non-performing assets as a percentage of gross UPB improved from 1.47% at December 31, 2005, to 1.44% at March 31, 2006, as the level of non-performing assets declined by $1,073. In the CMC litigation, the court in the multi-district litigation ruled in favor of the banks and against one of the sureties, Illinois Union during the third quarter of 2005. With respect to the other two sureties, the court did not grant the banks’ motion, but instead stated that the banks must prove that they were the intended “obligee” in the leases and that there was no fraud on the part of the banks. We believe that the facts and circumstances and evidence gathered in discovery will support our claim as obligee under the bonds and will support the conclusion that there was no fraud committed by NetBank, FSB. It is important to note that NetBank, FSB is not technically a party to these rulings since it previously withdrew its motion for judgment on the pleadings. The court has provided NetBank, FSB an opportunity to renew its interest in the motion as it relates to Illinois Union so the Illinois Union ruling could eventually apply to NetBank, FSB. Reference is made to Item 1. Legal Proceedings in Part II of this report for additional information related to the Company’s ongoing CMC litigation.

The following tables detail our held for investment loan and lease receivables portfolio, the associated allowance for credit losses, and non-performing assets:

	Gross UPB	Allocated Allowance	(1) Non-performing
As of March 31, 2006
First mortgages	$782,763	$2,463	$3,005
Second mortgages	107,187	2,930	601
Leases	393,175	15,367	1,492
Auto	631,648	3,066	205
Home equity lines	238,880	4,218	911
Consumer	40,960	258	—
Loan and lease receivables	2,194,613	28,302	6,214
CMC leases (2)	25,762	—	25,762
Total loan and lease receivables	$2,220,375	$28,302	$31,976

	Gross UPB	Allocated Allowance	(1) Non- performing
As of December 31, 2005
First mortgages	$824,431	$2,463	$2,836
Second mortgages	115,188	2,973	498
Leases	379,999	14,771	2,737
Auto	610,924	2,948	471
Home equity lines	257,991	4,244	452
Consumer	37,377	202	1
Loan and lease receivables	2,225,910	27,601	6,995
CMC leases (2)	26,054	—	26,054
Total loan and lease receivables	$2,251,964	$27,601	$33,049

(1)   Non-performing includes all loans that are 90 days or more contractually past due including loans which have been restructured. The Company also held $7,387 and $6,782 of restructured loans which were performing in accordance with the restructured terms as of March 31, 2006 and December 31, 2005, respectively.

(2)   Reference is made to note 4 of the notes to the consolidated financial statements included in this report for additional details regarding the CMC lease portfolio.

Mortgage Servicing Rights. For the three months ended March 31, 2006, the MSR portfolio increased $10,214 or 5%. The increase was primarily driven by the capitalization of $4,776 from the retention of MSRs, and an increase in value of $17,091, including a $3,611 valuation recovery. These increases were partially offset by $10,604 of amortization, and $1,049 net impact of sales of MSRs. During the three month period ended March 31, 2006, NetBank recorded a decrease of $17,504 in the market value of the derivatives portfolio hedging the MSRs. The fair value of the derivative portfolio hedging the MSRs is recorded in other assets.

The following table provides a sensitivity analysis of the fair values of the MSR portfolio:

	As of March 31, 2006	As of December 31, 2005
Fair value	$212,963	$202,543
Weighted average life in years	5.6	5.2

Prepayment speed assumption (annual rate)	12.50%	13.70%
Impact on fair value of 10% adverse change	$(10,773)	$(9,442)
Impact on fair value of 20% adverse change	$(21,677)	$(18,579)

Discount rate	10.47%	10.83%
Impact on fair value of 10% adverse change	$(14,117)	$(9,177)
Impact on fair value of 20% adverse change	$(21,425)	$(16,194)

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

Derivatives. The value of derivatives hedging the MSR portfolio was $6,054 at March 31, 2006 compared to $23,558 at December 31, 2005, a decrease of $17,504. The derivatives consist primarily of commitments to purchase mortgage pool securities, options, floors, swaps, swaptions, caps, and floors. The value of the derivatives hedging the pipeline of MSRs was $2 at March 31, 2006 compared to a loss of $993 at December 31, 2005. The value of our loan commitments for which the interest rate is locked (“rate locks”) decreased in value to a loss of $1,980 at March 31, 2006 compared to a gain of $1,592 at December 31, 2005, a decrease of $3,572. Our portfolio of mandatory delivery commitments hedging our rate locks reflected a gain of $1,199 at March 31, 2006 compared to a loss of $1,081 at December 31, 2005. Both the rate locks and corresponding mandatory delivery commitments are marked-to-market and reflected in our consolidated statement of operations. The value of the mandatory delivery commitments hedging our inventory of closed loans reflected a gain of $3,040 at March 31, 2006 compared to a loss of $2,852 at December 31, 2005, an improvement of $5,892. Since a portion of the mandatory delivery commitments qualify for hedge accounting, a basis adjustment was recorded to our inventory of mortgage loans held for sale for the effective hedges.

Liabilities. Our total liabilities decreased $286,943 during the three months ended March 31, 2006. The decrease was primarily related to decreases of $291,548 in other borrowed funds, $18,475 in accounts payable and accrued liabilities, $4,612 in loans in process, $4,434 in representations and warranties, and $294 in accrued interest payable. These decreases were offset, in part, by an increase of $32,420 in deposits. We were able to reduce other borrowed funds as a result of the decrease in loans held for sale during the quarter ended March 31, 2006.

Deposits. Deposits were $2,826,267 at March 31, 2006, a 1% increase compared to $2,793,847 at December 31, 2005. As of March 31, 2006, deposits represented 72% of total interest-bearing liabilities (including deposits, other borrowed funds, and subordinated debt) outstanding; Federal Home Loan Bank (“FHLB”) advances, warehouse lines of credit, and repurchase agreements represented approximately 27% in the aggregate; and subordinated debt was only 1%. We will continue working to expand our relationships with new and existing customers to increase our deposit base.

The following table summarizes our deposits:

	As of March 31, 2006			As of December 31, 2005
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$301,370	10.6%	—	$284,046	10.2%	—
Interest bearing:
Checking accounts	233,305	8.3%	0.9%	232,658	8.3%	0.9%
Money market	917,778	32.5%	3.3%	943,432	33.8%	3.2%
Certificate of deposit under $100	1,279,327	45.3%	4.3%	1,240,784	44.4%	4.0%
Certificate of deposit over $100	94,487	3.3%	4.3%	92,927	3.3%	4.1%
Total deposits	$2,826,267	100.0%		$2,793,847	100.0%

Reserve for Representations and Warranties. The reserve for representations and warranties is maintained at a level estimated to be adequate to cover future losses on loans which we may be required to repurchase under representations and warranties provided to purchasers. We establish the reserve for future losses by reducing current period gain on sale of loans. The reserve declined by $4,434 during the three months ended March 31, 2006. This decline is primarily attributable to the decline in the volume of loans sold during 2005 and 2004, a reduction in prepayments that trigger early prepayment claims by buyers of loans, and a reduction in estimated losses related to several large, suspected customer misrepresentation situations. The majority of repurchases occur during the first 24 months following the date of sale. Recently we have experienced an increase in the frequency and severity related to repurchases; however, it is still uncertain whether this trend will continue or abate. If the trend continues to increase in future periods, it would require us to continue to provide for losses at higher levels to cover future losses on the disposition of repurchased loans.

Shareholders’ Equity. Total shareholders’ equity decreased $15,762 for the three months ended March 31, 2006. The decline is primarily due to a change of $5,465 in accumulated other comprehensive loss, $11,832 in retained earnings, and $687 in treasury stock. These changes were offset, in part, by a $5,969 increase in additional paid in capital and a decline in unearned compensation of $1,253. The decline in retained earnings is primarily the result of the net loss of $10,951 for the three months ended March 31, 2006, $926 of dividends, $220 of losses on the reissuance of treasury stock, and an increase of $265 resulting from reclassification of unearned compensation upon adoption of SFAS 123(R). The change in treasury stock is the result of the repurchase of 6,000 shares of common stock offset by the reissuance of 119,009 shares under the employee stock purchase plan and restricted stock grants. Further, upon adoption of SFAS 123(R), we reclassified 189,313 shares of restricted stock granted to treasury stock. We plan to continue to repurchase shares periodically in the public market or through private transactions. As of March 31, 2006, 1,086,573 shares remained available for repurchase under current Board authorization.

Results of Operations – Three months ended March 31, 2006 compared to the three months ended March 31, 2005

General.  Net loss for the three months ended March 31, 2006 was $10,951 or $0.24 per share, compared to a net loss of $2,029 or $0.04 per share for the same period in 2005. The current quarter was negatively impacted by the continued flattening of the yield curve which resulted in decreased net interest income. Declines in gains on sales of mortgage loans and net servicing results also contributed to this quarter’s loss. In addition, we experienced increased salaries and benefits costs primarily attributable to the adoption of SFAS 123 (R) and increased occupancy expenses primarily related to the acquisition of Major Mortgage in the third quarter of 2005.

Interest Income.  Our interest income for the three months ended March 31, 2006 was $66,875 compared to $57,020 for the same period in 2005. This increase was the result of the average yield increasing by 67 basis points to 6.07% of interest-earning assets coupled with an increase of $186,402 in the average balance of interest-earning assets. Reference is made to the rate volume variance table set forth below for additional detail regarding the changes in interest income.

Interest Expense. Total interest expense for the three months ended March 31, 2006 was $39,017 compared to $26,243 for the same period of 2005. The $12,774 net increase is due to an increase of $225,785 in the average balance of interest-bearing liabilities and a 109-basis point increase in the average cost of funds. For the three months ended March 31, 2006 compared to same period of 2005, interest expense on deposits increased $8,681 as a result of increases in the average interest rate paid coupled with a $285,469 increase in the average outstanding balance of deposits. For the three months ended March 31, 2006, interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $17,120 compared to $13,027 for the same period of 2005. The $4,093 increase in interest expense related to other borrowed funds is a result of increases in the average cost of funds. Reference is made to the rate volume variance table set forth below for additional detail regarding the changes in interest income.

Net Interest Income. Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $27,858 or 2.30% of average interest-earning assets for the three months ended March 31, 2006 compared to $30,777 or 2.72% of average interest-earning assets for the three months ended March 31, 2005. The 42-basis point decline is primarily due to a flattening of the yield curve as recent increases in short-term rates have not carried through to the long end of the yield curve. The rates we pay on our deposits and short-term borrowings is generally related to the short end of the yield curve; whereas the yield we earn on our mortgage loans held for sale is based primarily on the long end of the curve.

The following table details the relative interest rates and average balances of our interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2006 and 2005:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2006	2005	2006	2005		2006	2005	Variance	Rate	Volume (3)
				Interest-earning assets:
$51,201	$58,867	4.27%	2.58%	Short-term investments	$546	$379	$167	$249	$(82)
711,055	775,634	4.73%	4.53%	Investment securities (1)	8,414	8,788	(374)	390	(764)
1,439,837	1,286,221	7.07%	6.40%	Loans held for sale (2)	25,442	20,583	4,859	2,145	2,714
2,205,473	2,100,442	5.89%	5.19%	Loans and leases receivable (2)	32,473	27,270	5,203	3,657	1,546
4,407,566	4,221,164	6.07%	5.40%	Total interest-earning assets	66,875	57,020	9,855	6,441	3,414

				Interest-bearing liabilities:
223,168	231,310	1.38%	1.29%	Checking accounts	768	744	24	52	(28)
922,843	1,134,272	3.07%	2.01%	Money market	7,093	5,713	1,380	3,005	(1,625)
1,363,423	858,383	4.12%	3.15%	Certificates of deposit	14,036	6,759	7,277	2,078	5,199
1,062,001	897,615	4.64%	2.91%	Short-term debt	12,329	6,525	5,804	3,896	1,908
533,944	766,950	3.14%	3.21%	FHLB advances	4,194	6,162	(1,968)	(138)	(1,830)
32,477	23,541	7.35%	5.78%	Subordinated debt	597	340	257	93	164
4,137,856	3,912,071	3.77%	2.68%	Total interest-bearing liabilities	39,017	26,243	12,774	8,986	3,788
—	—	2.30%	2.72%	Net interest margin	27,858	30,777	(2,919)	(2,545)	(374)
269,710	309,093	0.23%	0.20%	Interest free sources	—	—	—	—	—
$4,407,566	$4,221,164	2.53%	2.92%	Net interest income to interest-earning assets	$27,858	$30,777	$(2,919)	$(2,545)	$(374)

(1)   Based on amortized cost; changes in fair value are not considered.

(2)   No separate treatment has been made for non-accrual loans.

(3)   Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $3,057 for the three months ended March 31, 2006 compared to $2,351 for the same period of 2005. The increase in provision relates primarily to the increased retention of auto loans and business financing leases compared to the 2005 period. Reference is made to the heading “Financial Condition - Asset Quality and Non-performing Assets” above for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income. Non-interest income declined by $4,464 to $29,997 for the three months ended March 31, 2006 compared to the same period of 2005. We experienced increased losses on derivatives of $3,909 during the three months ended March 31, 2006 compared to the same period of 2005 as well as declines on our gains on sales of loans and MSRs of $840.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing, and general and administrative expenses. Non-interest expense increased $5,502 or 8% for the three months ended March 31, 2006 compared to the same period of 2005. This increase was primarily driven by the $3,117 increase in salaries and benefits related to the adoption of SFAS 123(R) and a $1,075 increase in occupancy costs related primarily to the acquisition of Major Mortgage in the third quarter of 2005. Likewise, marketing costs have increased $739 related to the growth in our retail mortgage operations. These increases are offset, in part, by reductions in prepaid lost interest from curtailments of $409 due to reduced early payoffs of mortgage loans.

Adoption of SFAS 123(R). On January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method. Unlike the modified retrospective transition method, the modified prospective method has no impact on prior period financial statements. Prior to the adoption of SFAS 123 (R), we accounted for stock based compensation under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. As such, no compensation cost was recognized in the consolidated statement of operations related to the Employee Stock Purchase Plan or options as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. Compensation expense was previously recognized related to the Mid-Term Incentive Plan and stock awards.

As a result of the adoption, loss before income taxes for the three months ended March 31, 2006 include $1,561 of stock based compensation costs. As of March 31, 2006, there was $7,794 of unrecognized compensation cost, net of estimated forfeitures, related to stock based compensation. This cost is expected to be recognized over a weighted average period of less than 4 years on a straight line basis. The Black-Scholes-Merton pricing model was used to calculate the fair value of stock options and stock grants, and no cumulative effect of accounting adjustment was required. In anticipation of the adoption of SFAS 123(R), we began granting certain employees a combination of stock options and stock awards as opposed to all stock options, and acclerated the vesting of all options which had a strike price in excess of $14.00. We have no immediate plans to modify share based payment arrangements. See note 9 of the notes to the consolidated financial statements included herein for further information regarding share based payments including assigned assumptions.

Retail Banking Segment.

The table below provides an overview of the pre-tax results of operations for the retail banking segment:

	For the three months ended March 31,
	2006	2005	Change
Net interest income	$20,969	$20,959	$10
Provision for credit losses	2,999	2,336	663
Net interest income after provision	17,970	18,623	(653)
Gains on sales of loans	—	501	(501)
Fees, charges and other income	3,631	3,435	196
Total revenues	21,601	22,559	(958)
Total expenses	19,916	17,322	2,594
Pre-tax income	$1,685	$5,237	$(3,552)

Average earning assets	$4,609,654	$4,305,234	$304,420

Operations to average earning assets
Net interest income after provision	1.56%	1.73%	(0.17)%
Gain on sale, fees, charges and other income	0.32%	0.37%	(0.05)%
Banking revenues	1.88%	2.10%	(0.22)%
Total expenses	1.73%	1.61%	0.12%
Pre-tax income	0.15%	0.49%	(0.34)%

The retail banking segment recorded pre-tax income of $1,685 in the first quarter of 2006, a $3,552 decrease over the comparable period in 2005. The Internet-only banking and leasing operations contributed to the retail banking segment decrease by declining $3,061 and $541, respectively. The segment was negatively impacted by increased provision for credit losses of $663 as a result of the continued retention of leases and automobile loans. In addition, operating expenses increased by $2,594 primarily due to increases in expenses related to our QuickPost initiative and the continued growth of our Dealer Financial Services operations. Net interest income increased due to a $304,420 increase in the average balance of interest earning assets offset in part by a 17-basis point decrease in net interest income after provision relating to the flattening of the yield curve.

Financial Intermediary Segment.

The following table highlights the financial intermediary segment’s pre-tax results and production and sales activities:

	For the three months ended March 31,
	2006	2005	Change
Net interest income	$6,693	$9,713	$(3,020)
Gain on sales of loans and MSRs	22,450	23,301	(851)
Other income	524	714	(190)
Net Beacon Credit Services results	(286)	(669)	383
Net MG Reinsurance results	881	873	8
Total revenues	30,262	33,932	(3,670)
Salary and employee benefits	18,294	18,656	(362)
Occupancy and depreciation expense	6,235	6,202	33
Other expenses	10,172	8,656	1,516
Total expenses	34,701	33,514	1,187
Pre-tax (loss) income	$(4,439)	$418	$(4,857)

Production	$2,815,262	$2,776,609	$38,653
Sales (includes intersegment sales)	$2,894,307	$2,760,463	$133,844

Total revenues to sales	1.05%	1.23%	(0.18)%
Total expenses to production	1.23%	1.21%	0.02%
Pre-tax margin	(0.18)%	0.02%	(0.20)%

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes inter-segment sales to the retail bank segment.

For the three months ended March 31, 2006, the financial intermediary segment had a pre-tax loss $4,439 versus pre-tax income of $418 for the same period in 2005. A decrease in net interest income of $3,020 contributed to the decline.

Generally, NetBank earns a long-term interest rate on loans held for sale and finances those loans with short-term borrowings. As the yield curve flattens, the net interest margin compresses. In addition, operating expenses for this segment increased $1,187 and gain on sales of loans and MSRs decreased $851. As outlined in previous filings with the SEC, the Company recorded a special provision of $3,500 as a reduction in gain on sales of loans and MSRs during the third quarter of 2005. During the first quarter of 2006, the Company recovered $2,009 and recorded it as an increase to gain on sales of loans and MSRs.

Although there has been a slight increase in sales, production volumes have remained relatively flat. Margins on sales have remained depressed reflecting the continued strong competitive conditions.

Transaction Processing Segment.

The transaction processing segment provides ATM and merchant processing services and subservices loans for the retail banking segment, financial intermediary segment, the servicing asset segment and third party customers.

The following table highlights the results of operations for the transaction processing segment:

	For the three months ended March 31,
	2006	2005	Change
Total revenue	$6,225	$6,634	$(409)
Total expenses	4,727	4,666	61
Pre-tax income	$1,498	$1,968	$(470)

The transaction processing segment recorded pre-tax income of $1,498, a $470 decrease period over period. The reduction in pre-tax income was primarily due to the decline in pre-tax results at NPS of $527 off-set by an increase in results of $57 within the servicing factory. Although the number of loans serviced within the servicing factory has declined, the pre-tax margin per loan has improved nine dollars.

Servicing Asset Segment.

The servicing asset segment manages the MSRs retained by the Company in conjunction with the origination of mortgage loans or obtained through bulk transactions. The servicing asset segment recorded a pre-tax loss of $5,805 for the three months ended March 31, 2006, a change of $2,356 from the same period in 2005. The changes were primarily attributable to the decrease period over period in net hedge results of $3,434. Hedge performance came under pressure during the first quarter of 2006 as the margin between mortgage rates and swaps compressed sharply. The decline in net hedge results was off-set by increases in net interest income of $351 and servicing fees of $471.

	For the three months ended March 31,
	2006	2005	Change
Net interest income	$326	$(25)	$351
Servicing fees	10,601	10,130	471
Other income	28	66	(38)
Total revenue	10,955	10,171	784
Amortization of MSRs	10,547	10,529	18
Subservicing fees paid	2,503	2,414	89
Other expenses	623	1,024	(401)
Total expenses	13,673	13,967	(294)
Pre-tax servicing margin	(2,718)	(3,796)	1,078
Loss on hedges	(6,698)	(333)	(6,365)
Recovery of MSRs	3,611	680	2,931
Net hedge results	(3,087)	347	(3,434)
Net pre-tax loss	$(5,805)	$(3,449)	$(2,356)

Other/Corporate Overhead Segment.

The other/corporate overhead segment contains holding company and overhead expenses along with the elimination of inter-segment gains and losses on loans sold to the retail banking segment from the financial intermediary segment. Overhead expenses that are wholly attributable to a line of business are recognized within that business, while overhead expenses that relate to multiple lines of business are pooled and reported within the other/corporate overhead segment. The other/corporate overhead segment incurred a $9,657 pre-tax loss for the three months ended March 31, 2006 compared to a pre-tax loss of $7,301 for the comparable period of 2005. The $2,356 change reflects expenses related to the adoption of SFAS 123(R).

Critical Accounting Policies

Senior management, in conjunction with the Audit Committee of the Board of Directors, has identified valuation of the MSR portfolio, determination of the allowance for credit losses, liabilities for representations and warranties on loans and MSRs sold and accounting for derivative financial instruments as our most critical accounting policies. These policies were identified as being the most critical based on the SEC’s guidance in identifying them based on whether 1) the accounting estimate required management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and 2) different estimates reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the financial condition or results of operations. Management believes that given current information, its judgments, estimates and assumptions used in these policies are appropriate. For further information regarding our critical accounting policies, refer to the heading “Critical Accounting Policies” on page 60 of our 2005 Form 10-K.

Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, we have contractual obligations to make scheduled payments for our operating leases; our liability to repurchase loans under representations and warranties provided to purchasers of our mortgage loans and MSRs; and principal and interest payments on borrowed funds. We are not a party to any off-balance sheet financing arrangements and do not hold unconsolidated interests in any variable interest entities that could give rise to future contractual obligations. For information as of December 31, 2005 regarding the schedule of amounts contractually due, please refer to the discussion under the heading “Contractual Obligations and Off-Balance Sheet Arrangements” on page 62 of our 2005 Form 10-K.

Liquidity and Capital Resources

Liquidity. NetBank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. Our primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, sales or maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We can use cash generated through the retail deposit market, our traditional funding source, to offset the cash utilized in investing activities. Our available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. Net cash inflows for the three months ended March 31, 2006 was $27,952 compared to $18,326 the same period in 2005. The increase in the 2006 period primarily related to the increase of $32,420 in deposits and an increase in proceeds from the sales of loans held for sale of $275,844. These cash inflows were offset, in part, by increases in outflows of $77,054 related to originations of loans held for sale and net outflows of $291,548 related to other borrowed funds. The increase in proceeds from loans held for sale was primarily a function of mortgage loan sales increasing $165,505 for the three months ended March 31, 2006 compared to the same period a year ago.

As an additional source of funds, NetBank, Inc. had available under existing line of credit agreements $1.8 billion at March 31, 2006. Reference is made to note 8 of the notes to consolidated financial statements included in this report for additional details regarding the available lines of credit.

We use deposits as our principal source of funds. For the three months ended March 31, 2006, deposits increased by $32,420 to $2.826 billion from $2.794 billion as of December 31, 2005. Our deposit products include checking, money market and certificates of deposit accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. We are competitive in the types of accounts, services and ranges of interest rates offered on deposit products. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, we intend to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals.

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

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006
Total capital (to risk-weighted assets)	$326,416	10.31%	$253,343	8.00%	$316,678	10.00%
Core capital (to adjusted total assets)	$298,114	6.83%	$174,495	4.00%	$218,119	5.00%
Tangible capital (to adjusted total assets)	$298,114	6.83%	$65,436	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$298,114	9.41%	N/A	N/A	$190,007	6.00%
December 31, 2005
Total capital (to risk-weighted assets)	$330,510	10.32%	$256,277	8.00%	$320,346	10.00%
Core capital (to adjusted total assets)	$302,909	6.51%	$186,257	4.00%	$232,821	5.00%
Tangible capital (to adjusted total assets)	$302,909	6.51%	$69,846	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$302,909	9.46%	N/A	N/A	$192,208	6.00%

In addition, NetBank’s subsidiaries engaged in mortgage banking must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum net worth to maintain their FHA approved lending status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of March 31, 2006, Market Street and Meritage were in compliance with HUD guidelines. NetBank and its subsidiaries are subject to various other capital requirements by secondary market investors and states. None of these capital requirements are more stringent than the OTS capital requirements. Failure to comply with these restrictions could have a material adverse impact on the Company’s results of operations. All of the capital requirements placed upon NetBank and its subsidiaries were met as of March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal businesses are retail banking and the origination and purchase of loans as well providing business equipment financing leases. These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of our assets and liabilities are monetary in nature and fluctuations in interest rates will affect future net interest income and cash flows. Interest rate risk is our primary market risk exposure. For the three months ended March 31, 2006, the only derivative financial instruments that we entered into were associated with hedging activities related to the portfolio of mortgage loans held for sale, the pipeline of mortgage loans for which the interest rate has been locked, hedging the securitization and sale of portfolio loans, the owned MSRs portfolio and the MSRs associated with the pipeline of mortgage loans for which the interest rate has already been locked. Our exposure to market risk is reviewed on a regular basis by management.

Reference is made to Item 7A. Quantative and Qualitative Disclosures About Market Risk on page 75 of our 2005 Form 10-K for additional details regarding the Company’s exposure to management of market risk.

NetBank, FSB, like other savings banks, measures interest rate risk is based on a Net Portfolio Value (“NPV”) analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets.

The following table sets forth the estimated NetBank, FSB NPV ratios as of March 31, 2006 and December 31 and March 31, 2005 assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB

Rate shock (in basis points)	As of March 31, 2006	As of December 31, 2005	As of March 31, 2005	Minimum as of March 31, 2006
+300	8.18%	7.35%	8.40%	4.00%
+200	8.64%	7.93%	8.69%	6.00%
+100	9.12%	8.51%	9.25%	6.00%
Flat	9.47%	9.01%	9.72%	6.00%
-100	10.08%	9.55%	10.06%	6.00%

Minimum ratios for NPV risk are established by the Board of Directors as prudent levels for the respective interest rate scenarios. Lower NPV ratios denote more market rate sensitivity for a given rate scenario. As of March 31, 2006, the analysis indicates sensitivity to rising market interest rates. This sensitivity is, however, well within the Board approved limits for these scenarios. Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that as of March 31, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved.

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

On October 31, 2005, the MDL Court ordered that the parties mediate their respective claims with a retired federal court judge in Cleveland, Ohio. NetBank, FSB participated in separate mediation sessions with each of the Sureties, but none of NetBank, FSB’s claims were settled through this court-ordered mediation process, which concluded on March 15, 2006. During the mediation process, all further filings in the case have been stayed, except for matters relating to NetBank, FSB’s motion to renew interest and motions seeking final or partial final judgment against Illinois Union.

On May 9, 2006, the MDL Court ruled on whether the Illinois Union Order applies to NetBank, FSB. The MDL Court held that NetBank, FSB would be entitled to the benefit of the Illinois Union rulings, which barred Illinois Union from raising fraud by CMC and insurance related defenses as defenses to payment. The MDL Court also suggested that NetBank, FSB would be entitled to judgment as a matter of law with respect to the Bonds issued by Illinois Union prior to December 2000, but declined to enter judgment at this time because of allegations of fraud on the part of NetBank, FSB with respect to certain Bonds, so-called replacement bonds, issued in January 2001. The MDL Court held that Illinois Union’s allegations of fraud by NetBank, FSB in connection with the issuance of the replacement bonds were sufficient to get past the pleading stage of the litigation. However, the court noted that NetBank, FSB had previously moved for summary judgment against Illinois Union and suggested that now, in light of the ruling, NetBank, FSB could re-file its motion for summary judgment to dispose of all remaining breach of contract issues, including the alleged fraud by NetBank, FSB in respect of the replacement bonds, pursuant to a scheduling order to be issued by the MDL Court at a later date. The MDL Court left open the issue of whether Illinois Union would be permitted to amend its pleadings to allege new defenses or claims not expressly covered by the Illinois Union Order and stated that this issue would be decided when the MDL Court rules on Illinois Union’s pending motion for leave to amend its pleadings. The MDL Court made it clear, however, that Illinois Union would not be permitted to amend to avoid the impact of the Illinois Union Order.

The Company believes that based on the overall facts and circumstances, the defenses asserted by the Sureties will fail and that NetBank, FSB will ultimately prevail on its claims.

Also, as reported in previous filings, on May 30, 2002, CMC filed for bankruptcy protection. Shortly thereafter, Commercial Servicing Corporation (“CSC”), an affiliate of CMC, also filed bankruptcy. The bankruptcy cases and related proceedings are not a part of the consolidated action in the MDL Court. On September 4, 2003, the Trustee in bankruptcy for CMC and CSC initiated an adversary proceeding in the bankruptcy cases by filing a Complaint against NetBank, FSB seeking to avoid NetBank, FSB’s interest in the Payment Streams and their supporting Bonds relating to the Royal guaranteed pools of Leases (the “Adversary Proceeding”). On May 6, 2004, NetBank, FSB filed a motion for partial summary judgment against the Trustee. The Trustee filed a cross-motion for partial summary judgment against NetBank, FSB on June 18, 2004. On January 27, 2005, the Bankruptcy Court entered its Memorandum Decision granting the Trustee’s motion for partial summary judgment and denying NetBank, FSB’s motion for partial summary judgment. On February 28, 2005, the Bankruptcy Court entered an order denying NetBank, FSB’s Motion for Partial Summary Judgment and granting the Trustee’s Cross-Motion for Summary Judgment. On April 27, 2005, the Bankruptcy Court entered a judgment conforming to the Memorandum Decision. On May 20, 2005, the Bankruptcy Court entered an amended judgment conforming to the Memorandum Decision. The Bankruptcy Court held in the Memorandum Decision that NetBank, FSB was required, but failed, to perfect its interest in the Payment Streams that were transferred to it from CMC in the subject transactions and that the subject transactions were loans rather than sales. Also on May 20, 2005, NetBank, FSB appealed the amended judgment to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals. On May 25, 2005, NetBank, FSB sought a stay pending appeal of the turnover provisions of the amended judgment from the Bankruptcy Court. The Bankruptcy Court denied the request for stay on August 1, 2005. Instead of seeking appellate review of the denial of the motion to stay, NetBank, FSB entered into an agreement with the Trustee whereby the Trustee agreed to safely hold the disputed Bonds pending conclusion of the appellate process. The Bankruptcy Appellate Panel heard oral argument in the case on March 23, 2006. NetBank, FSB is awaiting the ruling of the Bankruptcy Appellate Panel.

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

Item 1A. Risk Factors

Information on risk factors is set forth under the heading, “Special Note Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” of Part I to our 2005 Form 10-K. There have been no material changes from the risk factors previously described in our 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2002, the Board of Directors approved a plan to repurchase up to 1 million shares of the Company’s common stock. The plan was subsequently increased by 1 million shares in October 2002, 2 million shares in January 2003, 1 million shares in April 2004 and 1 million shares in April 2005. As summarized below, there was minimal repurchase activity for the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Balance as of December 31, 2005	571,391	—	571,391	1,092,573
January 1 through January 31, 2006	—	—	—	1,092,573
February 1 through February 28, 2006	—	—	—	1,092,573
March 1 through March 31, 2006	6,000	7.52	6,000	1,086,573

Total	577,391	—	577,391

As of May 1, 2006, 1,086,573 shares remained available for repurchase under current Board authority.

Reference is made to the discussion under the heading “Dividends” under Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities of our 2005 Form 10-K for a description of current OTS regulations applicable to the ability of NetBank, FSB to pay dividends and make other capital distributions to the Company.

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

NETBANK, INC.

	By:	/s/ Steven F. Herbert
Steven F. Herbert

Dated: May 10, 2006		Chief Finance Executive (principal accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

31.1		Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended—Chief Executive Officer					☒

31.2		Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended—Chief Financial Officer					☒

32.1	†	Certification Pursuant to 18 U.S.C. Section 1350—Chief Executive Officer and Chief Finance Executive					☒

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