Form 10-Q
period 2006-06-30
NETBANK INC
filed 2006-08-08
CIK 1035826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at July 31, 2006
Common Stock, par value $.01	46,373,702

NETBANK, INC.
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

NetBank, Inc.

Consolidated Balance Sheets

(in 000s except share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$72,807	$126,666
Federal funds sold	22,948	23,590
Total cash and cash equivalents	95,755	150,256
Investment securities available for sale-at fair value (amortized costs of $606,321 and $638,919, respectively)	574,590	626,077
Stock of Federal Home Loan Bank of Atlanta – at cost	46,002	67,049
Loans held for sale	972,004	1,233,918
Loan and lease receivables – net of allowance for credit losses of $27,371 and $27,601, respectively	2,011,325	2,224,363
Mortgage servicing rights – net	203,406	201,880
Accrued interest receivable	16,416	16,698
Furniture, equipment and capitalized software – net	51,644	54,420
Goodwill and other intangibles – net	77,778	85,097
Due from servicers and investors	15,641	26,557
Other assets	77,444	85,304
Total assets	$4,142,005	$4,771,619

Liabilities, minority interests and shareholders’ equity
Liabilities:
Deposits	$2,721,937	$2,793,847
Other borrowed funds	867,619	1,348,240
Subordinated debt	32,477	32,477
Accrued interest payable	21,223	17,595
Loans in process	41,153	34,060
Representations and warranties	21,688	20,668
Accounts payable and accrued liabilities	88,471	123,877
Total liabilities	3,794,568	4,370,764

Commitments and contingencies – note 13	—	—
Minority interests in affiliates	638	676

Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,820,308 and 52,820,308 shares issued, respectively)	528	528
Additional paid-in capital	433,809	432,140
Retained (deficit) earnings	(5,282)	39,005
Accumulated other comprehensive loss, net of taxes of $12,058 and $4,877, respectively	(19,673)	(7,965)
Treasury stock, at cost (6,460,691 and 6,423,691 shares, respectively)	(62,583)	(62,276)
Unearned compensation	—	(1,253)
Total shareholders’ equity	346,799	400,179
Total liabilities, minority interests and shareholders’ equity	$4,142,005	$4,771,619

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Operations

(unaudited and in 000s except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest income:
Loans and leases	$54,358	$53,106	$112,273	$100,959
Investment securities	8,093	8,879	16,507	17,667
Short-term investments	303	516	849	895
Total interest income	62,754	62,501	129,629	119,521

Interest expense:
Deposits	23,116	15,598	45,013	28,814
Other borrowed funds	15,841	15,961	32,961	28,988
Total interest expense	38,957	31,559	77,974	57,802
Net interest income	23,797	30,942	51,655	61,719
Provision for credit losses	1,019	2,330	4,076	4,681
Net interest income after provision for credit losses	22,778	28,612	47,579	57,038

Non-interest income:
Mortgage servicing fees	11,895	13,192	24,514	25,454
Amortization of mortgage servicing rights	(9,847)	(11,516)	(20,451)	(22,144)
Impairment of mortgage servicing rights	(9,517)	(1,700)	(5,906)	(1,020)
(Losses) gains on derivatives	(4,764)	1,845	(11,462)	(944)
Gains on sales of investment securities	—	1,705	—	4,182
Service charges and fees	4,898	5,092	9,796	9,843
Gains on sales of loans and mortgage servicing rights	11,364	29,932	35,344	54,752
Other income	1,913	2,691	4,104	5,579
Total non-interest income	5,942	41,241	35,939	75,702

Non-interest expense:
Salaries and benefits	33,842	30,094	68,682	61,817
Customer service	2,519	3,396	5,872	6,520
Marketing	3,490	2,366	7,084	5,221
Data processing	4,693	4,412	9,237	8,787
Depreciation and amortization	5,814	6,010	11,682	11,613
Office expenses	4,275	3,002	7,703	5,822
Occupancy	6,816	5,952	13,792	11,853
Travel and entertainment	1,424	1,390	2,679	2,640
Professional fees	3,403	4,815	6,749	8,805
Prepaid lost interest from curtailments	702	1,059	1,317	2,083
Goodwill impairment	6,358	—	6,358	—
Other expenses	3,422	3,483	7,119	6,832
Total non-interest expense	76,758	65,979	148,274	131,993
Income before income taxes	(48,038)	3,874	(64,756)	747
Income tax benefit (expense)	16,602	(1,549)	22,369	(451)
Net (loss) income	$(31,436)	$2,325	$(42,387)	$296

Net income per common and potential common shares outstanding:
Basic	$(0.68)	$0.05	$(0.92)	$0.01
Diluted	$(0.68)	$0.05	$(0.92)	$0.01

Weighted average common and potential common shares outstanding:
Basic	46,323	46,116	46,293	46,241
Diluted	46,323	46,492	46,293	46,538

Dividends declared on common stock per share	$0.02	$0.02	$0.04	$0.04

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited and in 000s)

	For the six months ended
	June 30,
	2006	2005
Common shares
Beginning balance	52,820	52,820
Issuance of common shares	—	—
Ending balance	52,820	52,820
Common stock
Beginning balance	$528	$528
Issuance of common stock	—	—
Ending balance	$528	$528
Paid-in capital
Beginning balance	$432,140	$432,132
Reclassification of unearned balance upon adoption of SFAS 123R	277	—
Stock-based compensation	2,116	—
Re-issuance of shares of common stock	(724)	60
Ending balance	$433,809	$432,192
Retained (deficit) earnings
Beginning balance	$39,005	$43,849
Net (loss) income	(42,387)	296
Cash dividends declared	(1,852)	(1,851)
Reclassification of unearned balance upon adoption of SFAS 123R	265	—
Loss on re-issuance of shares of common stock	(313)	(676)
Ending balance	$(5,282)	$41,618
Accumulated other comprehensive loss
Beginning balance	$(7,965)	$(1,136)
Realized gain on sale of securities, net of taxes	—	(2,593)
Unrealized (loss) gain on securities, net of taxes	(11,708)	3,241
Ending balance	$(19,673)	$(488)
Treasury stock, at cost
Beginning balance	$(62,276)	$(61,087)
Unearned compensation from issuance of restricted stock, net of forfeitures	—	1,665
Reclassification of unearned balance upon adoption of SFAS 123R	(1,795)	(3,814)
Re-issuance of shares of common stock, net of purchases	1,488	—
Ending balance	$(62,583)	$(63,236)
Unearned compensation
Beginning balance	$(1,253)	$(259)
Amortization of unearned compensation	—	134
Unearned compensation issued, net of employee forfeitures	—	(1,400)
Reclassification of unearned balance upon adoption of SFAS 123R	1,253	—
Ending balance	$—	$(1,525)
Total shareholders’ equity	$346,799	$409,089

Comprehensive (loss) income
Net (loss) income	$(42,387)	$296
Realized gain on sale of securities, net of taxes of $0 and $1,589, respectively	—	(2,593)
Change in unrealized (loss) gain on securities, net of taxes of $7,176 and $(1,986), respectively	(11,708)	3,241
Comprehensive (loss) income	$(54,095)	$944

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Cash Flows

(unaudited and in 000s)

	Six months ended
	June 30,
	2006	2005
Operating activities:
Net (loss) income	$(42,387)	$296
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,682	11,613
Amortization of premiums on investment securities, loan and lease receivables and debt	10,712	9,344
Origination of loans held for sale	(5,206,014)	(6,229,079)
Repurchase of previously sold mortgages	(55,899)	(55,388)
Proceeds from sales of loans held for sale	5,560,490	6,121,074
Net gains on sales of mortgage loans and servicing rights	(35,344)	(54,752)
Capitalization of mortgage servicing rights	(10,644)	(9,900)
Proceeds from sales of mortgage servicing rights	3,971	964
Mark-to-market adjustment on mortgage servicing rights	(21,509)	18,193
Impairment of mortgage servicing rights	5,906	1,020
Amortization of mortgage servicing rights, net of recoveries	20,451	22,144
Provision for credit losses	4,076	4,681
Stock-based compensation cost	2,264	—
Amortization of unearned compensation	—	194
Gains on sales of investment securities, net	—	(4,182)
Goodwill impairment	6,358	—
Changes in assets and liabilities which provide (use) cash:
Decrease (increase) in accrued interest receivable	282	(2,160)
Decrease in due from servicers and investors	10,916	25,928
Decrease (increase) in other assets	7,860	(27,542)
Increase in accrued interest payable	3,628	3,140
Increase in loans in process	7,093	33,653
(Decrease) increase in accounts payable and accrued liabilities	(28,373)	21,848
Net cash provided by (used in) operating activities	255,519	(108,911)

Investing activities:
Purchases of available for sale securities	(10,033)	(391,472)
Principal repayments on available for sale securities	42,490	57,179
Sales and maturities of available for sale securities	—	304,144
Bulk purchase of mortgage servicing rights	—	(36,395)
Sales (purchases) of Federal Home Loan Bank Stock	21,047	(6,044)
Origination and purchase of loan and lease receivables	(271,178)	(406,554)
Proceeds from sales of loan and lease receivables	103,891	—
Principal repayments on loan and lease receivables	365,678	307,136
Purchases of furniture, equipment and capitalization of software, net of disposals	(7,117)	(5,944)
Capitalization of amortizable intangibles	(252)	(3,523)
Acquisition of goodwill	(576)	(123)
Change in minority interest	(38)	105
Net cash provided by (used in) investing activities	243,912	(181,491)

Financing activities:
(Decrease) increase in deposits	(71,910)	152,659
Proceeds from other borrowed funds	8,810,140	4,189,983
Repayments of other borrowed funds	(9,290,761)	(4,030,699)
Net proceeds from issuance of subordinated notes	—	20,620
Net re-issuances (purchases) of treasury stock	574	(4,225)
Dividend payments on common stock	(1,852)	(1,851)
Issuance of restricted stock	(123)	—
Net cash (used in) provided by financing activities	(553,932)	326,487
Net (decrease) increase in cash and cash equivalents	(54,501)	36,085
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	150,256	150,302
Cash and cash equivalents, end of period	$95,755	$186,387

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$74,346	$54,662
Cash paid during the period for income taxes	$310	$476

See notes to consolidated financial statements.

NETBANK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

2.             ACQUISITIONS

During the six months ended June 30, 2006, NPS acquired certain assets or processing contracts of various smaller ATM and merchant processors.  These acquisitions were accounted for as purchases, and as such, approximately $146 of amortizable intangibles were recorded.  Consideration for these assets and processing contracts totaled $146.

In December 2004, the Company, through its Market Street subsidiary, acquired 19 retail branch offices and certain associated assets of Guaranty Residential Lending, Inc., a mortgage banking business, pursuant to an Asset Purchase and Assignment Agreement. The consideration paid, including transaction costs, was approximately $2 million. The acquisition was accounted for as a purchase, and, accordingly, all assets and liabilities were recorded at fair value. As such, $1.7 million in goodwill, including transaction costs, was recorded. The Company paid additional consideration in the first quarter of 2006 of $576 and is obligated to pay an additional $788 in 2007 based on specific production goals as identified in the Asset Purchase and Assignment Agreement. Any additional payments will be recorded as goodwill.   The results of operations for the acquired branches have been included from the date of acquisition.

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

Stock-Based Compensation. Our stock-based compensation plans are described in note 9 to these consolidated financial statements. Prior to January 1, 2006, we accounted for these stock-based employee compensation plans under the measurement principles and recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, we recorded no stock option-based employee compensation cost for options granted during the three and six month periods ended June 30, 2005, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. We also recorded no compensation cost during the three and six month periods ended June 30, 2005 in connection with the NetBank, Inc. Employee Stock Purchase Plan (“the Stock Plan”).  In accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation – Transition and Disclosure, we provided pro forma net income or loss and net income or loss per share for each period prior to January 1, 2006 as if we had applied the fair value-based method in measuring compensation cost for our share based compensation plans.

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

Recent Accounting Pronouncements

In July of 2006, the Financial Accounting Standards Board issued Final Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.    FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the effects that the adoption of FIN 48 could have on our consolidated results of operations, financial position and cash flows.

On March 17, 2006, the Financial Accounting Standards Board issued Statement No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS 156 requires that all servicing assets and liabilities be initially measured at fair value and allows for two alternatives in the subsequent accounting for servicing assets and liabilities: the amortization method and the fair value method.  The amortization method requires that the servicing assets and liabilities be amortized over the remaining estimated lives of the serviced assets with impairment testing to be performed periodically.  The fair value method requires the servicing assets and liabilities to be measured at fair value each period with an offset to income.  SFAS 156 is to be adopted in the first fiscal year that begins after September 15, 2006 and early adoption is permitted.  An entity can elect the fair value method at the beginning of any fiscal year provided that interim financial statements have not been issued.  However, once the fair value election is made, an entity cannot revert back to the amortization method. NetBank is currently evaluating the available alternatives.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements, which required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of change.  SFAS 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS 154 if the need for such a change arises in the future.

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

4.             LOAN AND LEASE RECEIVABLES

Our portfolio of loan and lease receivables consists primarily of internally originated 1-4 family first and second mortgage loans, home equity loans, automobile loans, business equipment financing leases, marine loans and recreational vehicle loans.

As of June 30, 2006 and December 31, 2005, the Company had unamortized net premiums on its loan and lease receivables of $34,690 and $37,826, respectively. At June 30, 2006 and December 31, 2005, $31 and $6, respectively, of the Company’s net premiums were associated with purchased as opposed to originated loans. The following is a summary of the Company’s loan and lease receivables portfolio:

	As of June 30, 2006		As of December 31, 2005
	Amount	%	Amount	%
First mortgages	$730,429	35.8%	$824,431	36.6%
Second mortgages	99,472	4.9%	115,188	5.1%
Leases	438,462	21.5%	406,053	18.0%
Auto	618,011	30.3%	610,924	27.1%
Home equity lines	110,205	5.4%	257,991	11.5%
Consumer	42,117	2.1%	37,377	1.7%
Total	2,038,696	100.0%	2,251,964	100.0%
Less allowance for credit losses	(27,371)		(27,601)
Total	$2,011,325		$2,224,363

Our lease receivables consist primarily of business equipment leases originated and serviced by the NetBank Business Finance division. In addition to originated lease receivables, NetBank, FSB owns a portfolio of purchased lease receivables originated by Commercial Money Center, Inc. (“CMC”). NetBank, FSB is involved in litigation with three insurance companies who are sureties on the purchased receivables. Since the second quarter of 2002, the entire portfolio of lease receivables originated by CMC has been on non-accrual status pending the outcome of the litigation.  NetBank, FSB has filed a claim against CMC and the insurance company sureties for all payments that are currently past due, approximately $90 million at June 30, 2006.  The recorded balance of CMC leases receivable as of June 30, 2006 was $25,615.

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

The following table details the Company’s non-accrual and troubled debt restructurings:

	As of	As of
	June 30, 2006	December 31, 2005
Loan and lease receivables (1)	$31,842	$33,049
Loans held for sale (1)	$33,283	$49,635
Troubled debt restructurings (2)	$8,978	$6,782

(1)          All loans and leases over 90 days contractually past due are placed on non-accrual status.

(2)          Includes only those troubled debt restructurings which were less than 90 days past due as of the periods reported. Troubled debt restructurings over 90 days past due have been included in the non-accrual categories.

Non-performing loan and lease receivables as of June 30, 2006 and December 31, 2005 included $25,615 and $26,054, respectively, of non-performing lease receivables related to the CMC lease portfolio.

On average, the Company held approximately $68,777 and $64,087 of restructured and non-accrual loans during the three months ended June 30, 2006 and 2005, respectively. Foregone interest for the three months ended June 30, 2006 and 2005 was approximately $1,125 and $926, respectively. Foregone interest for the six months ended June 30, 2006 and 2005 was approximately $2,312 and $1,852, respectively. The Company had $10,528 and $8,200 in repossessed assets consisting primarily of residential mortgage loan foreclosures at June 30, 2006 and December 31, 2005, respectively.

The following is a summary of the allowance for credit losses:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Beginning balance	$28,302	$25,075	$27,601	$24,462
Provision for credit losses	1,019	2,330	4,076	4,681
Charge-offs:
First mortgages	(8)	(8)	(8)	(8)
Second mortgages	(54)	(527)	(106)	(528)
Leases	(1,845)	(1,124)	(3,764)	(2,674)
Auto	(1,057)	(791)	(2,557)	(1,692)
Home equity lines	(23)	(135)	(56)	(157)
Consumer	(17)	(49)	(29)	(76)
Total charge-offs	(3,004)	(2,634)	(6,520)	(5,135)
Recoveries:
First mortgages	—	—	—	1
Second mortgages	83	45	92	87
Leases	444	425	959	873
Auto	411	289	1,040	538
Home equity lines	116	262	123	285
Consumer	—	—	—	—
Total recoveries	1,054	1,021	2,214	1,784
Total charge-offs, net	(1,950)	(1,613)	(4,306)	(3,351)
Ending balance	$27,371	$25,792	$27,371	$25,792

Allowance for credit losses as a percent of average loans and leases	1.2%	1.2%	1.3%	1.2%

6.             FAIR VALUE AND IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

The Company accounts for its entire mortgage servicing rights (“MSR”) portfolio at the aggregate of the lower of cost or market (“LOCOM”). For purposes of evaluating the MSR portfolio for impairment, the Company disaggregates its MSR portfolio into two primary groupings: available for sale and held for sale.

The segment of the portfolio designated as available for sale is composed of MSRs that were retained out of production pursuant to individual portfolio retention decisions or purchased in bulk transactions. The available for sale portfolio is disaggregated for purposes of measuring potential impairments according to defined risk tranches. The Company has defined these risk tranches based upon interest rate band and product type.  With respect to each such risk tranche, the fair value thereof, which is based upon an internal analysis that considers current market conditions, prevailing interest rates, prepayment speeds, default rates and other relevant factors, is compared to amortized carrying values of the MSRs for purposes of measuring potential impairment.  As discussed below, the Company is actively pursuing the sale of this portfolio.

During the second quarter of 2006, the Company announced its intention to sell its mortgage servicing platform along with most of its portfolio of mortgage servicing rights.  The Company is in the process of marketing the platform and the mortgage servicing portfolio to potential buyers.  As of the date of this report, the Company had not yet entered into any definitive agreements regarding such a sale.  However, based on the range of bids, general level of interest and other information we have received to date as a result of the marketing process, management determined during its preparation and review of these financial statements that the carrying value of the mortgage servicing rights asset should be reduced to more closely reflect this market information and, accordingly, recorded a $15,000 write-down in the second quarter of 2006.

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

The following amounts relate to the Company’s MSR portfolio:

	Available for sale		Held for sale
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
Unpaid Principal Balance (“UPB”)	$12,447,505	$13,155,256	$72,472	$143,515
Carrying value	$202,432	$200,371	$974	$1,509
Carrying value / UPB	1.63%	1.52%	1.34%	1.05%
Fair value	$203,342	$201,034	$974	$1,509
Fair value / UPB	1.63%	1.53%	1.34%	1.05%
Weighted average note rate	5.90%	5.89%	6.53%	6.47%
Weighted average service fee	0.32%	0.32%	0.30%	0.35%
Net basis as multiple	5.08	4.76	4.55	3.00

The following table summarizes changes in the impairment reserve for the Company’s MSRs for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Beginning balance	$47,891	$64,877	$51,502	$65,557
Servicing valuation (recapture) impairment	(5,482)	1,700	(9,093)	1,020
Ending balance	$42,409	$66,577	$42,409	$66,577

7.             DEPOSITS

The following table sets forth the dollar amount of deposits and weighted average interest rates of the various types of deposit programs offered by the Company:

	As of June 30, 2006			As of December 31, 2005
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$260,409	9.6%	—	$284,046	10.2%	—
Interest bearing:
Checking accounts	216,818	8.0%	0.9%	232,658	8.3%	0.9%
Money market	814,166	29.9%	3.3%	943,432	33.8%	3.2%
Certificate of deposit under $100	1,332,051	48.9%	4.5%	1,240,784	44.4%	4.0%
Certificate of deposit over $100	98,493	3.6%	4.5%	92,927	3.3%	4.1%
Total deposits	$2,721,937	100.0%		$2,793,847	100.0%

Accrued interest as of June 30, 2006 related to checking, money market and certificates of deposit accounts was $61, $815 and $16,320, respectively.  Accrued interest as of December 31, 2005 related to checking, money market, and certificates of deposit accounts was $55, $777 and $12,620, respectively.  At June 30, 2006 and December 31, 2005, $649 and $696 of overdrawn deposits were classified as loans, respectively.

8.             BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of June 30, 2006 follows:

Type of borrowing	Year of maturity	Range of stated interest rates		Principal amount outstanding
$25 million line of credit	2006	Fed Funds + 0.25	%*	$—
$75 million master repurchase facility	2006	LIBOR + 0.70	%*	—
$200 million warehouse line of credit	2006	LIBOR + 0.80	%*	—
FHLB warehouse line of credit	2006	DRC + 0.50	%*	—
FHLB overnight advances	2006	DRC	*	11,000
Repo facility	2006	5.11%		56,619
FHLB advances	2006	3.38% to 5.31%		400,000
FHLB advances	2007	2.57%		40,000
FHLB advances	2009	2.45%		50,000
FHLB advances	2010	3.63% to 3.97%		150,000
FHLB advances	2011	4.29% to 4.43%		50,000
FHLB advances	2014	2.36% to 2.93%		110,000
Subordinated debt	2032	LIBOR + 3.35	%*	4,382
Subordinated debt	2033	LIBOR + 3.25	%*	4,382
Subordinated debt	2034	LIBOR + 2.85	%*	3,093
Subordinated debt	2034	LIBOR + 3.00	%*	20,620
				$900,096

*              Indicates a variable rate.

The total borrowings available through the Federal Home Loan Bank (“FHLB”) are determined each quarter based on a percentage of the total assets of NetBank, FSB subject to limitations of available collateral. During 2006, the Company’s available borrowings as a percentage of total assets was reduced from 50% to 30%.  In addition, if the Company’s advances total greater than 20% of total assets, eligible securities must be pledged.  The Company accesses the FHLB advance facility through fixed and convertible term advances, as well as short-term advances, including thirty day and overnight borrowings. FHLB advances are fixed rate; however, $735,000 may be converted at the FHLB’s option to an adjustable rate based on LIBOR. The FHLB warehouse line is an adjustable line of credit with a floating rate based on the daily rate credit (“DRC”) plus 50 basis points. This warehouse line can be used to fund mortgages originated by the Company. All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans. At June 30, 2006, $530,218 of investment securities and $880,397 of mortgage loans were pledged to the FHLB as collateral for the various FHLB advances, the FHLB warehouse line and the overnight facility.

The $56,619 repo facility was collateralized by $64,456 of investment securities at June 30, 2006. This facility matured on July 11, 2006.

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

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line) and the master repurchase facility are secured by mortgage loans and are subject to restrictive covenants. The covenants include certain minimum net worth requirements, minimum tangible net worth requirements, minimum financial ratios, capital requirements, maintenance of servicer eligibility for various government agencies and certain minimum liquidity requirements, which are all defined in the terms of the related debt agreements. In addition, the covenants restrict the types of business activities in which the Company may engage. The Company was in compliance with all debt covenants in place as of June 30, 2006. Although management anticipates complying with all current debt covenants, there can be no assurance that the Company or its individual subsidiaries will be able to comply with all debt covenants in the future. Failure to comply could result in the acceleration of the repayment of the related financing.

Short-term debt outstanding reached the highest month-end level during the six months ended June 30, 2006 on January 31, 2006 with a short-term balance of $1,002,002.

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

Prior to January 1, 2006, the Company accounted for the Stock Plan under the recognition and measurement provisions of Accounting Principles Board 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.  No stock-based employee compensation cost related to options was recognized in the Statement of Operations for periods ending prior to January 1, 2006, as all options granted under the Stock Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, using the modified prospective transition method.  Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value determined in accordance with the provisions of SFAS 123(R).  The Company recognized $0.41 million and $1.54 million of expense during the three and six months ended June 30, 2006 related to stock options, respectively.  As provided using the modified prospective transition method, results for prior periods have not been restated.

In addition to providing for the issuance of options, the Stock Plan also provides for the grant of stock awards.  Compensation expense related to stock awards was recognized on a straight-line basis over the vesting period and included in the Statement of Operations before adoption of SFAS 123(R).  With the adoption of SFAS 123(R) effective January 1, 2006, the Company modified the calculation of compensation expense related to stock awards to include both a straight-line basis over the vesting period and an estimation of forfeitures.   For the three months ended June 30, 2006 and 2005, the Company recognized $321 and $165 of expense related to stock awards, respectively. For the six months ended June 30, 2006 and 2005, the Company recognized $712 and $187 of expense related to stock awards, respectively.

The Company also adopted the Mid-Term Incentive Plan (the “Mid-Term Plan”) which is administered under the Stock Plan.  On January 1, 2004, the Compensation Committee granted incentive awards under the Mid-Term Plan.  The awards are payable only if the Company achieves specified levels of consolidated earnings per share and earnings per share of its retail banking, financial intermediary and transaction processing segments during the two- and three-year performance periods ending December 31, 2005 and 2006, respectively.  Awards are denominated in cash but payable in shares of restricted stock, with 50 percent of the shares vesting immediately after the last day of the relevant performance period and 25 percent of the shares vesting at the end of each of the first and second years thereafter.  In the case of a recipient’s death, disability, retirement, or termination of employment without cause, awards would vest in full prior to the last day of the performance period, based on actual performance to the vesting date.  In addition, if the recipient’s employment is constructively terminated in the 18-month period after a change of control event, awards vest in full prior to the last day of the performance period, based on actual performance to the vesting date.  No expenses were recognized in 2005 with respect to the Mid-Term Plan based upon earnings per share results.  During the first quarter of 2006, the Compensation Committee adopted and granted incentive awards for certain executives of the Company under an Amended and Restated Mid-Term Incentive Plan (the “New Mid-Term Plan”).  The New Mid-Term Plan is substantially consistent with the original Mid-Term Plan except that the performance goals are based upon the pre-tax income for the retail banking, financial intermediary and transaction processing segments and consolidated pre-tax income for two and three year performance periods ending December 31, 2007 and 2008, respectively.  Under SFAS 123(R), the terms of the New Mid-Term Plan are subject to the classification criteria of Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, since the monetary value of the award is predominately fixed and considered stock-settled debt.  For the three and six months ended June 30, 2006, the Company recognized $56 and $148, respectively, of expense with an off-setting liability related to awards issued under the New Mid-Term Plan.

On July 1, 2002, the Company established the NetBank, Inc. Employee Stock Purchase Plan (“the Employee Plan”), to allow participants to purchase stock in the Company through payroll deductions.  The Employee Plan purchases shares of NetBank common stock from the Company on the last day of each quarter at 85% of the market value on the purchase date.  Employees are eligible to enroll in the Employee Plan on January 1, April 1, July 1 and October 1.  There was no expense recognized during 2005 related to the Employee Plan.  Under SFAS 123(R), the Employee Plan is characterized as stock-settled debt and is subject to the classification criteria of SFAS 150.  For the three and six months ended June 30, 2006, the Company recognized $33 and $64, respectively, of expense with an off-setting liability related to the Employee Plan.

SFAS 123(R) requires that a company disclose proforma information for periods prior to its adoption of SFAS 123(R).  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and six months ended June 30, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$2,325	$296

Deduct total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,144)	(1,891)
Pro forma net income (loss)	$1,181	$(1,595)

Earnings per share:
Basic – as reported	$0.05	$0.01
Basic – pro forma	$0.03	$(0.03)

Diluted – as reported	$0.05	$0.01
Diluted – pro forma	$0.03	$(0.03)

As a result of adopting SFAS 123(R) on January 1, 2006,  the Company’s loss before income taxes and net loss for the quarter ended June 30, 2006, are $445 and $263 higher, respectively, than if it had continued to account for share-based compensation under APB 25.

The fair value of each option granted under the Stock Plan for the three months ended June 30, 2006 and 2005 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula with the following weighted average assumptions:

	For the three months ended June 30,
	2006	2005
Fair value	$2.52	$2.59
Expected life (years)	6.5	5
Risk-free interest rate	5.02%	3.96%
Dividend rate	1.08%	0.70%
Expected volatility	30.58%	29.90%

Expected volatilities are based on the historical volatility of the Company’s common stock and other factors.  For options granted prior to 2006, the expected term of the options is estimated based on historical option exercise activity.  For options granted in 2006, the expected term is calculated using the shortcut method based on guidance from SAB 107 for the vesting and original contractual terms. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Option activity under the Stock Plan as of June 30, 2006, and changes during the six months ended June 30, 2006 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Options outstanding at beginning of year	5,033	$10.96
Granted	496	$7.27
Exercised	(19)	$4.93
Forfeited	(53)	$11.56
Cancelled	(108)	$10.11
Options outstanding at June 30, 2006	5,349	$10.65	6.3	$21,720
Options vested at June 30, 2006	3,976	$10.94	6.3	$16,471
Options exercisable at June 30, 2006	3,976	$10.94	6.3	$16,471

Option activity under the Stock Plan as of June 30, 2006, and changes during the quarter ended June 30, 2006 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Options outstanding at beginning of quarter	5,358	$10.71
Granted	105	$6.84
Exercised	(19)	$4.93
Forfeited	(28)	$12.52
Cancelled	(67)	$10.11
Options outstanding at June 30, 2006	5,349	$10.65	6.3	$21,720
Options vested at June 30, 2006	3,976	$10.94	6.3	$16,471
Options exercisable at June 30, 2006	3,976	$10.94	6.3	$16,471

The weighted average grant-date fair value of options granted during the three months ended June 30, 2006 was $2.52.

The status of the Company’s nonvested options as of June 30, 2006, and changes during the period ended June 30, 2006 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2006	1,587	$3.71
Granted	496	$2.61
Vested	(578)	$2.41
Cancelled, forfeited and expired	(132)	$3.70
Nonvested, June 30, 2006	1,373	$3.87

As of June 30, 2006, there was $4,228 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Stock Plan.  That cost is expected to be recognized in less than four years.  The total fair value of options vested during the quarter ended June 30, 2006 was $695.

Restricted stock activity under the Stock Plan as of June 30, 2006, and changes during the six months ended June 30, 2006 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2006	189	$8.50
Granted	271	$7.39
Vested	(89)	$8.17
Cancelled, forfeited and expired	(16)	$8.05
Nonvested, June 30, 2006	355	$7.76

Restricted stock activity under the Stock Plan as of June 30, 2006, and changes during the quarter ended June 30, 2006 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, March 31, 2006	365	$7.77
Granted	—	—
Vested	—
Cancelled, forfeited and expired	(10)	$8.13
Nonvested, June 30, 2006	355	$7.76

10.          GOODWILL AND INTANGIBLES

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”).  SFAS 142 requires that entities assess the fair value of all acquisition-related goodwill on a reporting unit basis.  We review the recorded value of goodwill for impairment at least annually during the third quarter of each year, or earlier if events or changes in circumstances indicate that the carrying amount may exceed fair value.  During the preparation and review of the these financial statements, management determined, based on currently available market information as well as general trends in the industry, to record a goodwill impairment of $6,358 with respect to the second quarter of 2006 related to our 2004 acquisition of Beacon Credit Services.  The impairment charge eliminated all of the goodwill related to the Beacon acquisition.

Changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2006 by reportable segment are as follows:

	Retail Banking	Financial Intermediary	Transaction Processing	Other	Total
Balance, December 31, 2005	$1,311	$49,512	$34,009	$265	$85,097
Goodwill acquired	—	576	—	—	576
Intangible assets acquired	—	—	252	—	252
Goodwill impairment	—	(6,358)	—	—	(6,358)
Intangible asset amortization	—	—	(1,789)	—	(1,789)
Balance, June 30, 2006	$1,311	$43,730	$32,472	$265	$77,778

11.          NET (LOSS) INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net loss per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following table reconciles the numerator and denominator of the basic and diluted net loss per common and potential common share for the three and six months ended June 30, 2006 and 2005.

	Net (Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
Six months ended June 30, 2006
Basic EPS	$(42,387)	46,293	$(0.92)
Effect of dilutive securities	—	—	—
Diluted EPS	$(42,387)	46,293	$(0.92)

Six months ended June 30, 2005
Basic EPS	$296	46,241	$0.01
Effect of dilutive securities	—	297	—
Diluted EPS	$296	46,538	$0.01

	Net (Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended June 30, 2006
Basic EPS	$(31,436)	46,323	$(0.68)
Effect of dilutive securities	—	—	—
Diluted EPS	$(31,436)	46,323	$(0.68)

Three months ended June 30, 2005
Basic EPS	$2,325	46,116	$0.05
Effect of dilutive securities	—	376	—
Diluted EPS	$2,325	46,492	$0.05

12.          BUSINESS SEGMENTS

Effective in the first quarter of 2006, the Company revised its segment reporting format from four to five segments:  retail banking, financial intermediary, transaction processing, servicing asset, and other/corporate overhead.  We believe the realignment of the segments more closely represents management’s view of the business than the previous method.  The servicing asset segment captures the investment results of the hedges related to the servicing asset segment as well as other costs related to the MSRs. These results were historically reported as part of the retail banking segment which as a result of the new segment format now only captures the operating results of the Online bank, the NetBank Business Finance division and the Dealer Financial Services division.  In addition to the creation of the servicing asset segment, the other/corporate overhead segment was previously reported as the other/eliminations segment and included primarily costs charged to the holding company.  This segment also now includes overhead costs which were previously recognized throughout all segments.  Historical results below have been reclassified to conform with current period presentation.

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

	For the three months ended June 30, 2006
	Retail Banking	Financial intermediary	Transaction processing	Servicing asset	Other/ corporate overhead	Consolidated
Interest income	$38,537	$24,055	$7	$—	$155	$62,754
Intersegment interest income	22,671	54	—	3,093	(25,818)	—
Total interest income	61,208	24,109	7	3,093	(25,663)	62,754
Interest expense	37,166	1,041	—	90	660	38,957
Intersegment interest expense	5,736	18,000	102	2,116	(25,954)	—
Total interest expense	42,902	19,041	102	2,206	(25,294)	38,957
Net interest income	18,306	5,068	(95)	887	(369)	23,797
Provision for credit losses	972	47	—		—	1,019
Intersegment- servicing and processing fees	—	—	3,113	—	(3,113)	—
Non-interest income	4,456	12,972	3,572	(14,436)	(622)	5,942
Non-interest expense	20,884	40,307	5,959	716	8,892	76,758
Intersegment- servicing and processing expenses	118	586	—	2,409	(3,113)	—
Pre-tax income (loss)	$788	$(22,900)	$631	$(16,674)	$(9,883)	$(48,038)
Total assets	$3,726,977	$1,166,666	$41,726	$214,850	$(1,008,214)	$4,142,005

	For the three months ended June 30, 2005
	Retail banking	Financial intermediary	Transaction processing	Servicing asset	Other/corporate overhead	Consolidated
Interest income	$36,843	$25,325	$9	$—	$324	$62,501
Intersegment interest income	16,934	150	(1)	2,353	(19,436)	—
Total interest income	53,777	25,475	8	2,353	(19,112)	62,501
Interest expense	28,713	2,267	11	64	504	31,559
Intersegment interest expense	4,598	13,032	6	2,121	(19,757)	—
Total interest expense	33,311	15,299	17	2,185	(19,253)	31,559
Net interest income	20,466	10,176	(9)	168	141	30,942
Provision for credit losses	2,316	14	—		—	2,330
Intersegment- servicing and processing fees	—	—	3,435	—	(3,435)	—
Non-interest income	3,683	31,652	4,647	1,246	13	41,241
Non-interest expense	18,186	33,437	6,458	1,060	6,838	65,979
Intersegment- servicing and processing expenses	146	955	—	2,334	(3,435)	—
Pre-tax income (loss)	$3,501	$7,422	$1,615	$(1,980)	$(6,684)	$3,874
Total assets	$4,280,627	$1,573,489	$40,998	$227,297	$(1,167,644)	$4,954,767

	For the six months ended June 30, 2006
	Retail banking	Financial intermediary	Transaction processing	Servicing asset	Other/ corporate overhead	Consolidated
Interest income	$78,733	$50,629	$14	$—	$253	$129,629
Intersegment interest income	46,266	111	—	5,437	(51,814)	—
Total interest income	124,999	50,740	14	5,437	(51,561)	129,629
Interest expense	75,038	1,562	—	94	1,280	77,974
Intersegment interest expense	10,686	37,165	190	4,130	(52,171)	—
Total interest expense	85,724	38,727	190	4,224	(50,891)	77,974
Net interest income	39,275	12,013	(176)	1,213	(670)	51,655
Provision for credit losses	3,971	105	—	—	—	4,076
Intersegment- servicing and processing fees	—	—	6,476	—	(6,476)	—
Non-interest income	8,087	38,074	7,884	(17,441)	(665)	35,939
Non-interest expense	40,679	75,556	12,055	1,339	18,645	148,274
Intersegment- servicing and processing expenses	239	1,325	—	4,912	(6,476)	—
Pre-tax income (loss)	$2,473	$(26,899)	$2,129	$(22,479)	$(19,980)	$(64,756)
Total assets	$3,726,977	$1,166,666	$41,726	$214,850	$(1,008,214)	$4,142,005

	For the six months ended June 30, 2005
	Retail banking	Financial intermediary	Transaction processing	Servicing asset	Other/corporate overhead	Consolidated
Interest income	$72,666	$46,397	$19	$—	$439	$119,521
Intersegment interest income	30,000	184	6	3,936	(34,126)	—
Total interest income	102,666	46,581	25	3,936	(33,687)	119,521
Interest expense	53,086	3,747	32	130	807	57,802
Intersegment interest expense	8,155	22,866	6	3,663	(34,690)	—
Total interest expense	61,241	26,613	38	3,793	(33,883)	57,802
Net interest income	41,425	19,968	(13)	143	196	61,719
Provision for credit losses	4,652	29	—	—	—	4,681
Intersegment- servicing and processing fees	—	—	6,891	—	(6,891)	—
Non-interest income	7,619	57,354	9,359	1,260	110	75,702
Non-interest expense	35,356	67,608	12,654	2,084	14,291	131,993
Intersegment- servicing and processing expenses	298	1,845	—	4,748	(6,891)	—
Pre-tax income (loss)	$8,738	$7,840	$3,583	$(5,429)	$(13,985)	$747
Total assets	$4,280,627	$1,573,489	$40,998	$227,297	$(1,167,644)	$4,954,767

13.          COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company was servicing or subservicing for the benefit of others 101,478 and 109,685 residential loans with unpaid principal balances aggregating approximately $13.1 billion and $14.2 billion at June 30, 2006 and December 31, 2005, respectively. Mortgagors’ taxes and insurance escrow funds and investors’ principal and interest escrow funds totaled approximately $246 million and $270 million as of June 30, 2006 and December 31, 2005, respectively. Loans serviced for others and the related escrow funds are not owned by the Company; however, the majority of the escrow funds are deposited in NetBank, FSB.

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

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of mortgage servicing rights. Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or mortgage servicing rights for losses if there has been a breach of representations or warranties.  Repurchased loans are carried at the lower of cost or net realizable value.  As of June 30, 2006 and December 31, 2005, loans held for sale included repurchased loans with a net carrying value of $40.0 million and $63.6 million, respectively.

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

The Company repurchased approximately $55,899 and $55,388 of unpaid principal balances during the six months ended June 30, 2006 and 2005, respectively. The Company had $21.7 million and $20.7 million of reserves for estimated losses on future repurchases as of June 30, 2006 and December 31, 2005, respectively.

As of June 30, 2006, the Company had commitments to fund mortgage loans of $994,087, open-end consumer lines of credit of $73,563, undisbursed mortgage construction loans of $195,848, undisbursed leasing commitments of $4,461 and commercial financing commitments of $10,628.

NetBank, FSB is involved in litigation with three insurance companies who are sureties on the purchased CMC leases.  Since the second quarter of 2002, the entire portfolio has been on non-accrual status pending outcome of the litigation.  NetBank, FSB has filed a claim for all payments that are currently past due, approximately $90 million at June 30, 2006.  The Company has charged off $50,230 of the unpaid principal balances to date.  At June 30, 2006, the remaining recorded value of the leases is $25,615.

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

Executive Summary and Future Outlook

For the three months ended June 30, 2006, we incurred a net loss of $31,436 or $0.68 per share compared to net income of $2,325 or $0.05 per share for the three months ended June 30, 2005, a change of $33,761.  NetBank’s results continue to be adversely impacted by 1) continued high volume of repurchase losses related to representations and warranties on loan sold, 2) net losses on hedging activities within the servicing asset segment as well as impairment charges, 3) the flattening of the yield curve which reduces net interest earned on interest-earning assets held for sale and held-for-investment, and 4) depressed gain on sale margins within the financial intermediary segment.  In addition, during the second quarter of 2006, NetBank recorded a one-time goodwill impairment charge associated with its 2004 acquisition of Beacon Credit Services of $6,358 and a $15,000 write-down with respect to the carrying value of mortgage servicing rights.  During the second quarter of 2006, the Company announced its intention to sell its mortgage servicing platform along with most of its portfolio of mortgage servicing rights.

Retail Banking. The retail banking segment includes operations of the Online bank, the NetBank Business Finance division as well as the Dealer Financial Services division.   The retail banking segment achieved pre-tax income of $788 during the second quarter of 2006, a $2,713 decrease over the comparable period in 2005. The Online bank’s results declined by $2,717 primarily as a result of a decrease in net interest income of $2,840 and an increase in non-interest expense of $1,028. These decreases were off-set in part by improved provision expense of $1,948 and an increase in gain on sales of loans of $308.  QuickPost, PowerPost and Net Serv contributed to the segment’s decline by $3,194.   NetBank Business Finance reported a decrease in period over period pre-tax income of $252. This decrease was primarily driven by an increase in provision for credit losses of $750, partially off-set by an improvement in net interest income of $325.  Dealer Financial Services reported improved results of $256 period over period primarily due to improvements in net interest income of $354 and a reduction in provision expense of $146.  Provision expense for the retail banking segment as a whole decreased by $1,364 period over period as a result of the sale of $103,891 of HELOCs.

Financial Intermediary.  The financial intermediary segment originates both conforming and non-conforming products through our network of brokers and correspondents as well as directly with consumers through our 75 branch offices.  The financial intermediary segment recorded a pre-tax loss of $22,900 for the second quarter of 2006, a $30,322 pre-tax decline period over period.  This decline was primarily driven by a $18,376 decline in gain on sales of loans and MSRs resulting from increased provision expenses related to representations and warranties of $11,819.  The remaining decline in gain on sales of loans and MSRs is attributable to severe competitive pressures within industry which have resulted in depressed margins.  Net interest income also declined by $5,299 as a result of the flattening of the yield curve and reduced production volumes.  In addition, net Beacon Credit Services results declined by $6,204 primarily due to a one-time goodwill impairment charge of $6,358 recognized during the second quarter.

The conforming mortgage operations within the financial intermediary segment recorded a pre-tax loss of $7,317 for the second quarter of 2006 compared to pre-tax income of $5,263 during the same quarter in 2005.  This decline was primarily the result of a 20-basis point decline in the revenue margins and a 39-basis point increase in expenses. Margins continue to be severely depressed resulting in a decrease in net interest income of $4,166 as the yield curve continues to remain flat. Generally, we earn long-term interest rates on loans held for sale and finance those loans with short-term borrowings.  As the yield curve flattens, net interest margin compresses.  If the yield curve continues to remain flat, we will continue to have declines in net interest margins.  Furthermore, gain on sales of loans and MSRs declined by $3,825 due to increased provision expense related to representations and warranties of $6,735.  In addition, sales of loans period over period declined by $381,491 or 16% although there was a 39-basis point increase in expenses related primarily to reduced leverage of fixed expenses resulting from lower production volumes.

The non-conforming operations within the financial intermediary segment recorded a pre-tax loss of $9,848 during the second quarter of 2006 compared to a pre-tax income of $1,437 during the same quarter in 2005, a $11,285 change.  The decline is primarily attributable to decreased gain on sales of loans and MSRs of $14,551 resulting from increased provision expense for representations and warranties of $5,215.  In addition, sales of loans period over period declined by $262,068 or 33%.  In addition, production decreased $386,336 or 45% although there was a 25-basis point increase in expenses relating primarily to reduced leverage of fixed expenses resulting from lower production volume.  Although we believe that third quarter production is likely to increase somewhat, the results of the non-conforming operations may remain volatile over coming quarters especially if repurchase levels continue to remain high.

Transaction Processing. The transaction processing segment houses our servicing factory and NPS.  This segment recorded pre-tax income of $631 for the three month period ended June 30, 2006 compared to pre-tax income of $1,615 for the same period in 2005. The decrease relates primarily to a reduction in pre-tax earnings at NPS of $1,057 off-set by improvements in operating expenses of $593 within the servicing factory.

Servicing Asset. The servicing asset segment manages the MSRs we retain in conjunction with the origination of mortgage loans or obtain through bulk acquisition.  The servicing asset segment reported a pre-tax loss of $16,674 for the three months ended June 30, 2006 compared to a pre-tax loss of $1,980 for the same period in 2005, a change of $14,694.  This change was primarily attributable to decreased net hedge results of $16,231 period over period and reflected the $15,000 write-down in the second quarter of 2006 of the carrying value of the mortgage servicing rights.  This impairment was recorded based on information received through the marketing process of selling our mortgage servicing rights.  We have not yet entered into any definitive agreement.

Other/Corporate Overhead. The other/corporate overhead segment includes holding company and overhead expenses along with the elimination of inter-segment gains and losses on loans sold to the retail banking segment from the financial intermediary segment. The other/corporate overhead segment incurred a $9,883 pre-tax loss for the three months ended June 30, 2006 compared to a pre-tax loss of $6,684 for the comparable period of 2005.  The $3,199 change was primarily related to increased salaries and benefits expense as well as increases in amortization.

Capital Management Program.  Notwithstanding the fact that NetBank met all of the regulatory capital requirements placed upon it and its subsidiaries at June 30, 2006 and was “well capitalized” under applicable Office of Thirft Supervision (“OTS”) guidelines at such date, the Company has a proactive capital management program in order to ensure that NetBank, FSB remains “well capitalized.”  As part of this program, the Company reviews capital allocations to lines of business that have been performing below target or that may require greater investment to reach the right scale.  The goal is to deploy capital into strategic areas with greater or more stable long-term profitability prospects.  Given NetBank, FSB’s current capital levels, management has voluntarily moderated its pursuit of additional asset growth and other growth initiatives until the current capital pressures ease.  For more information regarding our regulatory capital requirements, see “Liquidity and Capital Resources – Capital Resources” below.

Risk and Contingencies. Reference is made to the discussions under Item 1A. “Risk Factors” and “Future Outlook” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of operations in the 2005 Form 10-K for further information regarding the risks and challenges of our business. Reference is made to note 12 of the notes to consolidated financial statements included in this report and to Item 1. Legal Proceedings in Part II of this report for additional discussion of certain risk and contingencies that may affect us.

Financial Condition

General.  Our assets totaled $4,142,005 at June 30, 2006, a decrease of $629,614 or 13% from December 31, 2005.  This is primarily the result of decreases of $261,914 in loans held for sale and $213,038 in loan and lease receivables.  The decrease in loans held for sale and loan and lease receivables enabled us to pay down other borrowed funds by $480,621 during the six month period ended June 30, 2006.

Investment Securities.  For the six months ended June 30, 2006, the investment security portfolio decreased by $51,487. This decrease was primarily due to principal repayments on mortgage-backed securities of $42,490 and change in net unrealized losses of $18,889. The decrease was offset, in part, by the purchase of $10,033 of new investment securities.

The following tables set forth certain information relating to our available for sale securities:

As of June 30, 2006	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government agencieis – MBS	$508,136	$—	$26,515	$481,620
Collateralized mortgage obligations	53,467	6	2,162	51,312
U.S. treasury securities	13,533	—	1,836	11,697
Agency bonds	27,254	—	1,215	26,039
Oher	3,931	—	9	3,922
Total	$606,321	$6	$31,737	$574,590

As of December 31, 2005	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government agencies – MBS	$535,369	$24	$10,680	$524,713
Collateralized mortgage obligations	59,049	3	1,450	57,602
U.S. treasury securities	13,131	—	351	12,780
Agency bonds	27,512	—	504	27,008
Oher	3,858	116	—	3,974
Total	$638,919	$143	$12,985	$626,077

Loans held for sale. As more fully described in note 3 of the notes to the consolidated financial statements included in our 2005 Form 10-K, loans held for sale are carried at the aggregate of the lower of cost or market until sold, typically 30 to 90 days after origination or purchase. The majority of the non-performing loans held for sale consists of loans which have been repurchased under representations and warranties provided to purchasers. Once a loan has been repurchased, it is generally resold at a price less than the repurchase price. Upon repurchase, reserves are transferred from the reserve for representations and warranties to a valuation reserve for repurchased loans to record such loans at estimated net realizable value.  At June 30, 2006 and December 31, 2005, the aggregate fair value of loans held for sale exceeded the aggregate cost.

The following tables set forth information regarding our portfolio of loans held for sale:

As of June 30, 2006	Gross UPB	Reserve	Non- performing
Conforming mortgages	$617,088	$3,811	$19,001
Non-conforming mortgages	194,127	7,453	14,282
Construction	166,081	339	—
Commercial / recreational	6,358	47	—
Total loans held for sale	$983,654	$11,650	$33,283

As of December 31, 2005	Gross UPB	Reserve	Non- performing
Conforming mortgages	$811,602	$3,266	$25,630
Non-conforming mortgages	346,940	9,283	24,005
Construction	84,429	191	—
Commercial / recreational	3,734	47	—
Total loans held for sale	$1,246,705	$12,787	$49,635

The Company, when required to repurchase mortgage loans, bundles such loans in pools and re-sells them.  The $16,352 decline in non-performing loans held for sale is primarily related to such re-sales of mortgage loans during the six months ended June 30, 2006.  The size of the repurchase inventory, which is primarily comprised of non-performing loans, will vary depending on the timing of the repurchases and the subsequent dispositions.

Loan and Lease Receivables.  For the six months ended June 30, 2006, the loan and lease receivables portfolio decreased $213,038 or 10%.  The decrease in loan and lease receivables was primarily due to principal reductions and prepayments of $365,677 and a sales of HELOCs of $103,891.  These decreases were offset, in part, by the retention of $154,315 of auto loans, $109,873 of business equipment finance leases, $2,771 in home equity lines of credit (“HELOCs”), and $4,219 of marine and recreational vehicle loans.

Asset Quality and Non-performing Assets. We periodically review the performance of our loan and lease receivables portfolio by reviewing charge-offs, delinquency statistics, and various other industry statistics.  Large non-homogeneous credits are reviewed on a loan-by-loan or lease-by-lease basis, whereas relatively small credits with similar risk characteristics are reviewed on a pool-by-pool basis.  If a decline in credit quality for a specific pool or individual loan or lease is noted, we record additional allowance through a charge to the provision for credit losses.  The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio. We determine the adequacy of the allowance based upon reviews of individual loans and leases or pools as applicable, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. Our non-performing assets as a percentage of gross UPB increased slightly from 1.47% at December 31, 2005, to 1.56% at June 30, 2006, as the level of non-performing assets declined by $1,207 while total loans and leases receivable declined 213,038.

NetBank, FSB is involved in litigation with three insurance companies who are sureties on purchased lease receivables originated by Commercial Money Center, Inc. (“CMC”). Reference is made to Item 1. “Legal Proceedings” in Part II of this report for detailed information related to the Company’s ongoing CMC litigation. In July 2006, in the CMC litigation, the Court in the multi-district legislation (“MDL” Court) issued a Revised Case Management Plan. In that plan, the MDL Court lifted the stay on expert discovery and ordered that the parties disclose experts supporting their claims and exchange expert reports. The MDL Court also ordered that dispositive motions, such as NetBank, FSB’s planned new motion for summary judgment against the sureties, must be filed between January 15, 2007 and January 31, 2007. Based upon the revised plan issued by the MDL Court, the Company does not expect any resolution of NetBank, FSB’s claims against the sureties prior to the Spring of 2007.

The following tables detail our held for investment loan and lease receivables portfolio, the associated allowance for credit losses, and non-performing assets:

As of June 30, 2006	Gross UPB	Allocated Allowance	(1) Non- performing
First mortgages	$730,429	$2,307	$2,051
Second mortgages	99,472	2,958	417
Leases	412,847	15,966	1,717
Auto	618,011	3,375	418
Home equity lines	110,205	2,459	1,624
Consumer	42,117	306	—
Loan and lease receivables	2,013,081	27,371	6,227
CMC leases (2)	25,615	—	25,615
Total loan and lease receivables	$2,038,696	$27,371	$31,842

As of December 31, 2005	Gross UPB	Allocated Allowance	(1) Non- performing
First mortgages	$824,431	$2,463	$2,836
Second mortgages	115,188	2,973	498
Leases	379,999	14,771	2,737
Auto	610,924	2,948	471
Home equity lines	257,991	4,244	452
Consumer	37,377	202	1
Loan and lease receivables	2,225,910	27,601	6,995
CMC leases (2)	26,054	—	26,054
Total loan and lease receivables	$2,251,964	$27,601	$33,049

(1) Non-performing includes all loans that are 90 days or more contractually past due including loans which have been restructured.  The Company also held $8,330 and $6,782 of restructured loans which were performing in accordance with the restructured terms as of June 30, 2006 and December 31, 2005, respectively.

(2) Reference is made to note 5 and 13 of the notes to the consolidated financial statements included in this report for additional details regarding the CMC lease portfolio.

Mortgage Servicing Rights.  For the six months ended June 30, 2006, the MSR portfolio increased $1,526 or 1%.  The increase was primarily driven by the capitalization of $8,294 from the retention of MSRs, and an increase in value of $15,603, net of a $5,906 valuation provision.  These increases were partially offset by $20,451 of amortization, and $1,920 net impact of sales of MSRs.  During the six month period ended June 30, 2006, NetBank recorded a decrease of $12,250 in the market value of the derivatives portfolio hedging the MSRs.  The fair value of the derivative portfolio hedging the MSRs is recorded in other assets.

The following table provides a sensitivity analysis of the fair value of the available for sale MSRs portfolio:

	As of June 30, 2006	As of December 31, 2005
Fair value	$203,342	$201,034
Weighted average life in years	6.0	5.2

Prepayment speed assumption (annual rate)	11.30%	13.70%
Impact on fair value of 10% adverse change	$(10,345)	$(9,442)
Impact on fair value of 20% adverse change	$(18,471)	$(18,579)

Discount rate	9.89%	10.83%
Impact on fair value of 10% adverse change	$(7,451)	$(9,177)
Impact on fair value of 20% adverse change	$(14,557)	$(16,194)

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

Derivatives. The value of derivatives hedging the MSR portfolio was $11,308 at June 30, 2006 compared to $23,558 at December 31, 2005, a decrease of $12,250. The derivatives consist primarily of commitments to purchase mortgage pool securities, options, floors, swaps, swaptions, caps, and floors.  The value of the derivatives hedging the pipeline of MSRs was $2 at June 30, 2006 compared to a loss of $993 at December 31, 2005.  The value of our loan commitments for which the interest rate is locked (“rate locks”) decreased in value to a loss of $485 at June 30, 2006 compared to a gain of $1,592 at December 31, 2005, a decrease of $2,077. Our portfolio of mandatory delivery commitments hedging our rate locks reflected a gain of $604 at June 30, 2006 compared to a loss of $1,081 at December 31, 2005. Both the rate locks and corresponding mandatory delivery commitments are marked-to-market and reflected in our consolidated statement of operations. The value of the mandatory delivery commitments hedging our inventory of closed loans reflected a gain of $1,902 at June 30, 2006 compared to a loss of $2,852 at December 31, 2005, an improvement of $4,754. Since a portion of the mandatory delivery commitments qualify for hedge accounting, a basis adjustment was recorded to our inventory of mortgage loans held for sale for the effective hedges.

Liabilities.  Our total liabilities decreased $576,196 during the six months ended June 30, 2006.  The decrease was primarily related to decreases of $480,621 in other borrowed funds, $35,406 in accounts payable and accrued liabilities, and $71,910 in deposits. These decreases were offset, in part, by increases of $7,093 in loans in process, $3,628 in accrued interest payable and $1,020 in representations and warranties.  We were able to reduce other borrowed funds as a result of the decreases in loans held for sale and loans and leases receivable during the six month period ended June 30, 2006.

Deposits.  Deposits were $2,721,937 at June 30, 2006, a 3% decrease compared to $2,793,847 at December 31, 2005.  As of June 30, 2006, deposits represented 75% of total interest-bearing liabilities (including deposits, other borrowed funds, and subordinated debt) outstanding; Federal Home Loan Bank (“FHLB”) advances, warehouse lines of credit, and repurchase agreements represented approximately 24% in the aggregate of total interest bearing liabilities; and subordinated debt was only 1%.  We will continue working to expand our relationships with new and existing customers to increase our deposit base.

The following table summarizes our deposits:

	As of June 30, 2006			As of December 31, 2005
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$260,409	9.6%	—	$284,046	10.2%	—
Interest bearing:
Checking accounts	216,818	8.0%	0.9%	232,658	8.3%	0.9%
Money market	814,166	29.9%	3.3%	943,432	33.8%	3.2%
Certificate of deposit under $100	1,332,051	48.9%	4.5%	1,240,784	44.4%	4.0%
Certificate of deposit over $100	98,493	3.6%	4.5%	92,927	3.3%	4.1%
Total deposits	$2,721,937	100%		$2,793,847	100.0%

Reserve for Representations and Warranties. The reserve for representations and warranties is maintained at a level estimated to be adequate to cover future losses on loans which we may be required to repurchase under representations and warranties provided to purchasers and insurers of mortgage loans. We establish the reserve for future losses by reducing current period gain on sale of loans.  The reserve increased $1,020 during the six months ended June 30, 2006.  This increase is primarily attributable to an increase in provision, partially offset by charges to the reserve relating to prepayments that trigger early prepayment claims by buyers of loans and net charges on loans repurchased or indemnified under seller representations and warranties.  The majority of repurchases occur during the first 24 months following the date of sale.  We have experienced an increase in the frequency and severity related to repurchases; however, it is still uncertain whether this trend will continue or abate.  If the trend continues to increase in future periods, it would require us to continue to provide for losses at higher levels to cover future losses on the disposition of repurchased loans.

Shareholders’ Equity.  Total shareholders’ equity decreased $53,380 for the six months ended June 30, 2006.  The decline is primarily due to a change of $11,708 in accumulated other comprehensive loss, $44,287 in retained (deficit) earnings, and $307 in treasury stock.  These changes were offset, in part, by a $1,669 increase in additional paid in capital and a decline in unearned compensation of $1,253.  The $44,287 decline in retained (deficit) earnings is primarily the result of the net loss of $42,387 for the six months ended June 30, 2006, $1,852 of dividends, and $313 of losses on the reissuance of treasury stock, and an increase of $265 resulting from reclassification of unearned compensation upon adoption of SFAS 123(R).  The change in treasury stock is the result of the repurchase of 6,000 shares of common stock offset by the reissuance of 61,137 shares under the employee stock purchase plan and 19,256 shares related to option exercises. Further, upon adoption of SFAS 123(R), we reclassified 111,393 shares of restricted stock granted to treasury stock, net of vested shares.  We plan to continue to repurchase shares periodically in the public market or through private transactions.  As of June 30, 2006, 1,086,573 shares remained available for repurchase under the current Board authorization.

Results of Operations – Three months ended June 30, 2006 compared to the three months ended June 30, 2005

General.  Net loss for the three months ended June 30, 2006 was $31,436 or $0.68 per share, compared to net income of $2,325 or $0.05 per share for the same period in 2005.  The current quarter was negatively impacted by the $15,000 write-down to mortgage servicing rights as well as continued declines in gains on sales of mortgage loans and mortgage servicing rights due to continued high repurchase levels as well as competitive pressures on margins.  In addition, we recorded a one-time goodwill impairment charge related to Beacon Credit Services of $6,358.

Interest Income.  Our interest income for the three months ended June 30, 2006 was $62,754 compared to $62,501 for the same period in 2005.  This increase was the result of the average yield increasing by 61-basis points to 6.09% of interest-earning assets off-set by a decrease of $441,641 in the average balance of interest-earning assets.  Reference is made to the rate volume variance table set forth below for additional detail regarding the changes in interest income.

Interest Expense. Total interest expense for the three months ended June 30, 2006 was $38,957 compared to $31,559 for the same period of 2005.  The $7,398 increase is due to an increase 102-basis in the average cost of funds off-set in part by a decrease in the average balance of interest-bearing liabilities of $317,569.  For the three months ended June 30, 2006 compared to same period of 2005, interest expense on deposits increased $7,518 as a result of increases in the average interest rate paid coupled with a $160,580 increase in the average outstanding balance of deposits.  For the three months ended June 30, 2006, interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $15,841 compared to $15,961 for the same period of 2005.  The $120 decrease in interest expense related to other borrowed funds is a result of increases in the average cost of funds of 117-basis points off-set by decreases in the average outstanding balance of debt of $478,149.  Reference is made to the rate volume variance table set forth below for additional detail regarding the changes in interest income.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income was $23,797 or 2.03% of average interest-earning assets for the three months ended June 30, 2006 compared to $30,942 or 2.44% of average interest-earning assets for the three months ended June 30, 2005.  The 41-basis point decline is primarily due to a flattening of the yield curve as recent increases in short-term rates have not carried through to the long end of the yield curve. The rates we pay on our deposits and short-term borrowings is generally related to the short end of the yield curve; whereas the yield we earn on our mortgage loans held for sale is based primarily on the long end of the curve.

The following table details the relative interest rates and average balances of our interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2006 and 2005:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2006	2005	2006	2005		2006	2005	Variance	Rate	Volume (3)
				Interest-earning assets:
$24,386	$60,719	4.95%	3.40%	Short-term investments	$302	$516	$(214)	$236	$(450)
682,024	774,570	4.75%	4.59%	Investment securities (1)	8,093	8,879	(786)	312	(1,098)
1,280,164	1,587,778	7.23%	6.25%	Loans held for sale (2)	23,139	24,795	(1,656)	3,904	(5,560)
2,137,928	2,143,076	5.84%	5.28%	Loans and leases receivable (2)	31,220	28,311	2,909	2,984	(75)
4,124,502	4,566,143	6.09%	5.48%	Total interest-earning assets	62,754	62,501	253	7,436	(7,183)

				Interest-bearing liabilities:
220,554	233,159	1.43%	1.34%	Checking accounts	786	783	3	48	(45)
858,406	1,067,740	3.15%	2.35%	Money market	6,764	6,285	479	2,128	(1,649)
1,390,193	1,007,674	4.48%	3.39%	Certificates of deposit	15,566	8,530	7,036	2,753	4,283
883,477	1,036,872	5.20%	3.48%	Short-term debt	11,477	9,031	2,446	4,439	(1,993)
451,923	776,677	3.30%	3.32%	FHLB advances	3,726	6,437	(2,711)	(33)	(2,678)
32,477	32,477	7.86%	6.07%	Subordinated debt	638	493	145	145	—
3,837,030	4,154,599	4.06%	3.04%	Total interest-bearing liabilities	38,957	31,559	7,398	9,480	(2,082)
—	—	2.03%	2.44%	Net interest margin	23,797	30,942	(7,145)	(2,044)	(5,101)
287,472	411,544	0.28%	0.27%	Interest free sources	—	—	—	—	—
$4,124,502	$4,566,143	2.31%	2.71%	Net interest income to interest-earning assets	$23,797	$30,942	$(7,145)	$(2,044)	$(5,101)

(1)          Based on amortized cost; changes in fair value are not considered.

(2)          No separate treatment has been made for non-accrual loans.

(3)          Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $1,019 for the three months ended June 30, 2006 compared to $2,330 for the same period of 2005.  The decrease in provision for credit losses relates primarily to the sale of $103,891 of HELOCS during the second quarter, off-set in part by provisions related to retention of auto loans and business financing leases compared to the 2005 period. Reference is made to the heading “Financial Condition - Asset Quality and Non-performing Assets” above for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income. Non-interest income declined by $35,299 to $5,942 for the three months ended June 30, 2006 compared to the same period of 2005.  We experienced increased losses on derivatives of $6,609 during the three months ended June 30, 2006 compared to the same period of 2005 as well as declines on our gains on sales of loans and MSRs of $18,568 due to increased provision levels related to representations and warranties.  Additionally, increased expenses in the impairment of MSRs of $7,817 also contributed to the decline in non-interest income. Impairment expenses increased primarily due to a $15,000 write-down of mortgage servicing rights that occurred during the second quarter of 2006. The remaining decline in gain on sales of loans and MSRs is attributable to severe competitive pressures within the industry which have resulted in depressed margins.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing, and general and administrative expenses.  Non-interest expense increased $10,779 for the three months ended June 30, 2006 compared to the same period of 2005.  This increase was primarily driven by the $3,748 increase in salaries and benefits related to the adoption of SFAS 123(R) and the acquisition of Major Mortgage in the third quarter of 2005.  Likewise, marketing costs have increased $1,124 related to the growth in our retail mortgage operations.  In addition, we recorded a one-time goodwill impairment charge of $6,358 during the second quarter of 2006 related to our 2004 acquisition of Beacon Credit Services.  These increases were offset, in part, by reductions in professional fees of $1,412.

 Adoption of SFAS 123(R).  On January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method.  Unlike the modified retrospective transition method, the modified prospective transition method has no impact on prior period financial statements.  Prior to the adoption of SFAS 123(R), we accounted for stock based compensation under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  As such, no compensation cost was recognized in the consolidated statement of operations related to the Employee Stock Purchase Plan or options as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.  Compensation expense was previously recognized related to the Mid-Term Incentive Plan and stock awards.

As a result of the adoption, loss before income taxes for the three months ended June 30, 2006 includes $821 of stock based compensation costs.  As of June 30, 2006, there was $6,644 of unrecognized compensation cost, net of estimated forfeitures, related to stock based compensation.  This cost is expected to be recognized over a weighted average period of less than 4 years on a straight line basis.  The Black-Scholes-Merton pricing model was used to calculate the fair value of stock options and stock grants, and no cumulative effect of accounting adjustment was required.  In anticipation of the adoption of SFAS123(R), during 2005 we began granting certain employees a combination of stock options and stock awards as opposed to all stock options, and accelerated the vesting of all options which had a strike price in excess of $14.00.  We have no immediate plans to modify share based payment arrangements.  See note 9 of the notes to the consolidated financial statements included herein for further information regarding share based payments including assigned assumptions.

Retail Banking Segment.

The table below provides an overview of the pre-tax results of operations for the retail banking segment:

	For the three months ended June 30,
	2006	2005	Change
Net interest income	$18,306	$20,467	$(2,161)
Provision for credit losses	972	2,316	(1,344)
Net interest income after provision	17,334	18,151	(817)
Gains on sales of loans	308	—	308
Fees, charges and other income	3,650	3,683	(33)
Total banking revenues	21,292	21,834	(542)
Total banking expenses	17,310	18,333	(1,023)
Pre-tax banking results	3,982	3,501	481
Net QuickPost, PowerPost and NetServ results	(3,194)	—	(3,194)
Pre-tax income	$788	$3,501	$(2,713)

Average earning assets	$4,324,185	$4,496,414	$(172,229)
QuickPost transactions	238,674	—	238,674

Operations to average earning assets
Net interest income after provision	1.60%	1.61%	(0.01)%
Gain on sale, fees, charges and other income	0.37%	0.33%	0.04%
Total banking revenues	1.97%	1.94%	0.03%
Total banking expenses	1.60%	1.63%	(0.03)%
Pre-tax income	0.37%	0.31%	0.06%

Note: The above table disaggregates the results of our QuickPost, PowerPost and NetServ initiatives.

The retail banking segment recorded pre-tax income of $788 in the second quarter of 2006, a $2,713 decrease over the comparable period in 2005. The majority of the decline relates to several start-up initiatives the company has been developing. The company recorded a pre-tax loss of $3,194 on these particular product lines. They include QuickPost, PowerPost and NetServ. QuickPost is a deposit- and payment-forwarding service that allows consumers of participating financial institutions to drop off deposits or payments at locations of UPS stores nationwide. PowerPost allows small business banking customers to deposit checks they receive directly into their NetBank account using a check imaging and clearing device. NetServ is a private-label online banking platform the company sells to smaller financial institutions.

The Online bank’s results improved $477 primarily due to reduced provision expense as result of sales of HELOCs. A decrease in non-interest expense also contributed to improved results of the Online bank’s results. The segment was negatively impacted by decreased net interest income of $2,161 as a result of the continued flattening of the yield curve as well as a decline of $172,229 in the average balance of interest earning assets.

Financial Intermediary Segment.

The following table highlights the financial intermediary segment’s pre-tax results and production and sales activities:

	For the three months ended June 30,
	2006	2005	Change
Net interest income	$4,781	$10,080	$(5,299)
Gain on sales of loans and MSRs	10,434	28,810	(18,376)
Other income	895	1,081	186
Net Beacon Credit Services results	(6,332)	(128)	(6,204)
Net MG Reinsurance results	597	850	(253)
Total revenues	10,375	40,693	(30,318)
Salary and employee benefits	18,022	16,814	1,208
Occupancy and depreciation expense	6,108	6,524	(416)
Other expenses	9,145	9,933	(788)
Total expenses	33,275	33,271	4
Pre-tax (loss) income	$(22,900)	$7,422	$(30,322)

Production	$2,582,727	$3,455,499	$(872,772)
Sales (includes intersegment sales)	$2,494,743	$3,138,302	$(643,559)

Total revenues to sales	0.42%	1.30%	(0.88)%
Total expenses to production	1.29%	0.96%	0.83%
Pre-tax margin	(0.87)%	0.34%	(1.21)%

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes inter-segment sales to the retail bank segment. The above table disaggregates the results of Beacon Credit Services and MG Reinsurance.

For the three months ended June 30, 2006, the financial intermediary segment had a pre-tax loss $22,900 versus pre-tax income of $7,422 for the same period in 2005.  A decrease in net interest income of $5,299 contributed to the decline.  Generally, NetBank earns a long-term interest rate on loans held for sale and finances those loans with short-term borrowings.  As the yield curve flattens, the net interest margin compresses.  Gain on sales of loans and MSRs also decreased by $18,376 due to higher provision levels of $11,819 related to our representations and warranties on sold loans and due to declining sales.  Furthermore, decreased Beacon Credit Services results of $6,204 related to the goodwill impairment charge of $6,358 also contributed to the decline in earnings.

Transaction Processing Segment.

The transaction processing segment provides ATM and merchant processing services and subservices loans for the retail banking segment, the financial intermediary segment, the servicing asset segment and third party customers.

The following table highlights the results of operations for the transaction processing segment:

	For the three months ended June 30,
	2006	2005	Change
Total revenue	$5,173	$6,594	$(1,421)
Total expenses	4,542	4,979	(437)
Pre-tax income	$631	$1,615	$(984)

The transaction processing segment recorded pre-tax income of $631, a $984 decrease period over period. The reduction in pre-tax income was primarily due to the decline in pre-tax results at NPS of $1,057 period over period off-set by an increase in results of $73 within the servicing factory.  Although the number of loans serviced within the servicing factory has declined, the pre-tax margin per loan has improved nine dollars for the quarter-ending June 30, 2006.

Servicing Asset Segment.

The servicing asset segment manages the MSRs retained by the Company in conjunction with the origination of mortgage loans or obtained through bulk transactions.  The servicing asset segment recorded a pre-tax loss of $16,674 for the three months ended June 30, 2006, a change of $14,694 from the same period in 2005.  The changes were primarily attributable to the decrease period over period in net hedge results of $16,231 which reflected the $15,000 write-down in the second quarter of 2006 to the carrying value of mortgage servicing rights. This charge was recorded based on information received through the marketing process of selling our mortgage servicing platform and the majority of our MSRs including bids received and general interest in the asset.

	For the three months ended June 30,
	2006	2005	Change
Net interest income	$887	$168	$719
Servicing fees	9,700	10,555	(855)
Other income	35	84	(49)
Total revenue	10,622	10,807	(185)
Amortization of MSRs	9,890	11,343	(1,453)
Subservicing fees paid	2,409	2,334	75
Other expenses	716	1,060	(344)
Total expenses	13,015	14,737	(1,722)
Pre-tax servicing margin	(2,393)	(3,930)	1,537
(Loss) gain on hedges	(4,764)	3,650	(8,414)
Impairment of MSRs	(9,517)	(1,700)	(7,817)
Net hedge results	(14,281)	1,950	(16,231)
Net pre-tax loss	$(16,674)	$(1,980)	$(14,694)

Other/Corporate Overhead Segment.

The other/corporate overhead segment contains holding company and overhead expenses along with the elimination of inter-segment gains and losses on loans sold to the retail banking segment from the financial intermediary segment. Overhead expenses that are wholly attributable to a line of business are recognized within that business, while overhead expenses that relate to multiple lines of business are pooled and reported within the other/corporate overhead segment.  The other/corporate overhead segment incurred a $9,883 pre-tax loss for the three months ended June 30, 2006 compared to a pre-tax loss of $6,684 for the comparable period of 2005.  The increased expenses reflect increased salaries and benefits costs as well as increased depreciation and amortization.

Results of Operations – Six months ended June 30, 2006 compared to the six months ended June 30, 2005

General.  Net loss for the six months ended June 30, 2006 was $42,387 or $0.92 per share, compared to net income of $296 or $0.01 per share for the same period in 2005.  The six months ended June 30, 2006 was negatively impacted by a $15,000 write-down to MSRs as well as continued declines in gain on sales of loans and MSRs.  Gain on sales of loans decreased primarily as a result of increased provisioning related to our representations and warranties.  The continued flattening of the yield curve also resulted in a decrease in net interest income of $10,064.  Additionally, losses on derivates increased by $10,518 period over period and we recorded a goodwill impairment charge related to our 2004 acquisition of Beacon Credit Services of $6,358.

Interest Income.  Our interest income for the six months ended June 30, 2006 was $129,629 compared to $119,521 for the same period in 2005.  This increase was the result of the average yield increasing by 67 basis points to 6.08% of interest-earning assets coupled with a decrease of $148,969 in the average balance of interest-earning assets.  Reference is made to the rate volume variance table set forth below for additional detail regarding the changes in interest income.

Interest Expense. Total interest expense for the six months ended June 30, 2006 was $77,974 compared to $57,802 for the same period of 2005.  The $20,172 increase is due to an increase of 104-basis point increase in the average cost of funds off-set in part by a decline in the average balance of interest-bearing liabilities of $45,893.  For the six months ended June 30, 2006 compared to same period of 2005, interest expense on deposits increased $16,199 as a result of increases in the average interest rate paid coupled with a $223,024 increase in the average outstanding balance of deposits.  For the six months ended June 30, 2006, interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $32,961 compared to $28,988 for the same period of 2005.  The $3,973 increase in interest expense related to other borrowed funds is a result of increases in the average cost of funds.  Reference is made to the rate volume variance table set forth below for additional detail regarding the changes in interest income.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income was $51,655 or 2.17% of average interest-earning assets for the six months ended June 30, 2006 compared to $61,719 or 2.54% of average interest-earning assets for the six months ended June 30, 2005.  The 37-basis point decline is primarily due to a flattening of the yield curve as recent increases in short-term rates have not carried through to the long end of the yield curve. The rates we pay on our deposits and short-term borrowings is generally related to the short end of the yield curve; whereas the yield we earn on our mortgage loans held for sale is based primarily on the long end of the curve.

The following table details the relative interest rates and average balances of our interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2006 and 2005:

Average Balance		Average Yield / Rate			Interest			Variance attributable to
2006	2005	2006	2005		2006	2005	Variance	Rate	Volume (3)
				Interest-earning assets:
$37,794	$81,144	4.49%	2.21%	Short-term investments	$848	$895	$(47)	$925	$(972)
696,540	775,102	4.74%	4.56%	Investment securities (1)	16,508	17,667	(1,159)	698	(1,857)
1,360,001	1,437,000	7.14%	6.32%	Loans held for sale (2)	48,581	45,378	3,203	5,892	(2,689)
2,171,701	2,121,759	5.87%	5.24%	Loans and leases receivable (2)	63,692	55,581	8,111	6,684	1,427
4,266,036	4,415,005	6.08%	5.41%	Total interest-earning assets	129,629	119,521	10,108	14,199	(4,091)

				Interest-bearing liabilities:
221,861	232,235	1.40%	1.32%	Checking accounts	1,554	1,527	27	93	(66)
890,625	1,101,006	3.11%	2.18%	Money market	13,857	11,998	1,859	5,120	(3,261)
1,376,808	933,029	4.30%	3.28%	Certificates of deposit	29,602	15,289	14,313	4,758	9,555
972,739	967,244	4.89%	3.22%	Short-term debt	23,806	15,556	8,250	8,076	174
492,934	771,814	3.21%	3.26%	FHLB advances	7,920	12,599	(4,679)	(193)	(4,486)
32,477	28,009	7.61%	5.95%	Subordinated debt	1,235	833	402	232	170
3,987,444	4,033,337	3.91%	2.87%	Total interest-bearing liabilities	77,974	57,802	20,172	18,086	2,086
—	—	2.17%	2.54%	Net interest margin	51,655	61,719	(10,064)	(3,887)	(6,177)
278,592	381,668	0.25%	0.26%	Interest free sources	—	—	—	—	—
$4,266,036	$4,415,005	2.42%	2.80%	Net interest income to interest-earning assets	$51,655	$61,719	$(10,064)	$(3,887)	$(6,177)

(1)          Based on amortized cost; changes in fair value are not considered.

(2)          No separate treatment has been made for non-accrual loans.

(3)          Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $4,076 for the six months ended June 30, 2006 compared to $4,681 for the same period of 2005.  The decrease in provision for credit losses relates primarily to HELOC sales of $103,891 off-set by continued retention of auto loans and business financing leases compared to the 2005 period. Reference is made to the heading “Financial Condition - Asset Quality and Non-performing Assets” above for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income. Non-interest income declined by $39,763 to $35,939 for the six months ended June 30, 2006 compared to the same period of 2005.  We experienced increased losses on derivatives of $10,518 during the six months ended June 30, 2006 compared to the same period of 2005 as well as declines on our gains on sales of loans and MSRs of $19,408 primarily reflecting increased provision levels related to representations and warranties on loans sold.  Additionally, increased expenses on the impairment of MSRs of $4,886 (which reflects the effect of the $15,000 write-down in the second quarter 2006 to the carrying value of mortgage servicing rights) as well as a decline in gain on sales of investment securities of $4,182 contributed to the decline in non-interest income.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing, and general and administrative expenses.  Non-interest expense increased $16,281 for the six months ended June 30, 2006 compared to the same period of 2005.  This increase reflected the $6,865 increase in salaries and benefits related to the acquisition of Major Mortgage in the third quarter of 2005 as well as the adoption of SFAS 123(R).  Occupancy costs also increased $1,939 as a result of the Major Mortgage acquisition.  In addition, we recorded a one time goodwill impairment charge of $6,358 during the second quarter of 2006 related to our 2004 acquisition of Beacon Credit Services.  These increases were offset, in part, by reductions in professional fees of $2,056 as well as $766 related to prepaid lost interest from curtailments.

Adoption of SFAS 123(R).  On January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method.  Unlike the modified retrospective transition method, the modified prospective transition method has no impact on prior period financial statements.  Prior to the adoption of SFAS 123(R), we accounted for stock based compensation under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  As such, no compensation cost was recognized in the consolidated statement of operations related to the Employee Stock Purchase Plan or options as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.  Compensation expense was previously recognized related to the Mid-Term Incentive Plan and stock awards.

As a result of the adoption, loss before income taxes for the six months ended June 30, 2006 includes $2,382 of stock based compensation costs.  As of June 30, 2006, there was $6,644 of unrecognized compensation cost, net of estimated forfeitures, related to stock based compensation.  This cost is expected to be recognized over a weighted average period of less than 4 years on a straight line basis.  The Black-Scholes-Merton pricing model was used to calculate the fair value of stock options and stock grants, and no cumulative effect of accounting adjustment was required.  In anticipation of the adoption of SFAS123(R), we began granting certain employees a combination of stock options and stock awards as opposed to all stock options, and accelerated the vesting of all options which had a strike price in excess of $14.00.  We have no immediate plans to modify share based payment arrangements.  See note 9 of the notes to the consolidated financial statements included herein for further information regarding share based payments including assigned assumptions.

Retail Banking Segment.

The table below provides an overview of the pre-tax results of operations for the retail banking segment:

	For the six months ended June 30,
	2006	2005	Change
Net interest income	$39,275	$41,426	$(2,151)
Provision for credit losses	3,971	4,652	(681)
Net interest income after provision	35,304	36,774	(1,470)
Gains on sales of loans	308	501	(193)
Fees, charges and other income	7,022	7,118	(96)
Total banking revenues	42,634	44,393	(1,759)
Total banking expenses	35,080	35,655	(575)
Pre-tax banking results	7,554	8,738	(1,184)
Net QuickPost, PowerPost and NetServ results	(5,081)	—	(5,081)
Pre-tax (loss) income	$2,473	$8,738	$(6,265)

Average earning assets	$4,466,920	$4,400,824	$66,096

Operations to average earning assets
Net interest income after provision	1.58%	1.67%	(0.09)%
Gain on sale, fees, charges and other income	0.33%	0.35%	(0.02)%
Total banking revenues	1.91%	2.02%	(0.11)%
Total banking expenses	1.57%	1.62%	(0.05)%
Pre-tax income retail banking results	0.34%	0.40%	(0.06)%

Note: The above table disaggregates the results of our QuickPost, PowerPost and NetServ initiatives.

The retail banking segment recorded pre-tax income of $2,473 in the second quarter of 2006, a $6,265 decrease over the comparable period in 2005. The majority of the decline relates to several start-up transaction processing initiatives the company has been developing. The company recorded a pre-tax loss of $5,081 on these particular product lines. They include QuickPost, PowerPost and NetServ. QuickPost is a deposit- and payment-forwarding service that allows consumers of participating financial institutions to drop off deposits or payments at locations of UPS Stores nationwide. PowerPost allows small business banking customers to deposit checks they receive directly into their NetBank account using a check imaging and clearing device. NetServ is a private-label online banking platform the company sells to smaller financial institutions.

Leasing operations results declined by $793 which can be attributed to increased provision expense of $1,663. The Dealer Financial Services division reported increased results of $306 mainly due to the increased net interest income of $954. Net interest income for the entire segment declined due to the flattening of the yield curve.

Financial Intermediary Segment.

The following table highlights the financial intermediary segment’s pre-tax results and production and sales activities:

	For the six months ended June 30,
	2006	2005	Change
Net interest income	$11,474	$19,793	$(8,319)
Gain on sales of loans and MSRs	33,324	52,111	(18,787)
Other income	1,419	1,795	(376)
Net Beacon Credit Services results	(6,618)	(797)	(5,821)
Net MG Reinsurance results	1,478	1,723	(245)
Total revenues	41,077	74,625	(33,548)
Salary and employee benefits	36,316	35,470	846
Occupancy and depreciation expense	12,343	12,726	(383)
Other expenses	19,317	18,589	728
Total expenses	67,976	66,785	1,191
Pre-tax (loss) income	$(26,899)	$7,840	$(34,739)

Production	$5,397,989	$6,232,108	$(834,119)
Sales (includes intersegment sales)	$5,389,050	$5,898,765	$(509,715)

Total revenues to sales	0.76%	1.27%	(0.51)%
Total expenses to production	1.26%	1.07%	0.19%
Pre-tax margin	(0.50)%	0.20%	(0.70)%

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes inter-segment sales to the retail bank segment. The above table disaggregates the results of Beacon Credit Services and MG Reinsurance.

For the six months ended June 30, 2006, the financial intermediary segment had a pre-tax loss $26,899 versus pre-tax income of $7,840 for the same period in 2005.  A decrease in net interest income of $8,319 contributed to the decline.  Generally, NetBank earns a long-term interest rate on loans held for sale and finances those loans with short-term borrowings.  As the yield curve flattens, the net interest margin compresses.  In addition, decreased gain on sales of loans and MSRs of $18,787 also contributed to the decline.  This decrease is primarily the results of increased provision of $12,082 during the six months ended June 30, 2006 resulting from our representations and warranties on sold loans as well as declining sales period over period.  Furthermore, net Beacon Credit Services results declined $5,821 related to the goodwill impairment charge recorded during the second quarter of 2006 of $6,358.

Transaction Processing Segment.

The transaction processing segment provides ATM and merchant processing services and subservices loans for the retail banking segment, the financial intermediary segment, the servicing asset segment and third party customers.

The following table highlights the results of operations for the transaction processing segment:

	For the six months ended June 30,
	2006	2005	Change
Total revenues	$11,398	$13,228	$(1,830)
Total expenses	9,269	9,645	(376)
Pre-tax income	$2,129	$3,583	$(1,454)

The transaction processing segment recorded pre-tax income of $2,129, a $1,454 decrease period over period. The reduction in pre-tax income was primarily due to the decline in pre-tax results at NPS of $1,584 off-set by an increase in results of $130 within the servicing factory.  Although the number of loans serviced within the servicing factory has declined, the pre-tax margin per loan has improved nine dollars for the six months ending June 30, 2006.

Servicing Asset Segment.

The servicing asset segment manages the MSRs retained by the Company in conjunction with the origination of mortgage loans or obtained through bulk transactions.  The servicing asset segment recorded a pre-tax loss of $22,479 for the six months ended June 30, 2006, a change of $17,050 from the same period in 2005.  The changes were primarily attributable to the decrease period over period in net hedge results of $19,665 which reflected the $15,000 write-down in the second quarter of 2006 to the carrying value of mortgage servicing rights.  This charge was recorded based on information received through the marketing process of selling our mortgage servicing portfolio and the majority of our MSRs including bids received and general interest in the asset.

	For the six months ended June 30,
	2006	2005	Change
Net interest income	$1,213	$143	$1,070
Servicing fees	20,301	20,685	(384)
Other income	63	150	(87)
Total revenue	21,577	20,978	599
Amortization of MSRs	20,437	21,872	(1,435)
Subservicing fees paid	4,912	4,748	164
Other expenses	1,339	2,084	(745)
Total expenses	26,688	28,704	(2,016)
Pre-tax servicing margin	(5,111)	(7,726)	2,615
(Loss) gain on hedges	(11,462)	3,317	(14,779)
Impairment of MSRs	(5,906)	(1,020)	(4,886)
Net hedge results	(17,368)	2,297	(19,665)
Net pre-tax loss	$(22,479)	$(5,429)	$(17,050)

Other/Corporate Overhead Segment.

The other/corporate overhead segment contains holding company and overhead expenses along with the elimination of inter-segment gains and losses on loans sold to the retail banking segment from the financial intermediary segment. Overhead expenses that are wholly attributable to a line of business are recognized within that business, while overhead expenses that relate to multiple lines of business are pooled and reported within the other/corporate overhead segment.  The other/corporate overhead segment incurred a $19,980 pre-tax loss for the six months ended June 30, 2006 compared to a pre-tax loss of $13,985 for the comparable period of 2005.  The $5,995 change reflects expenses related to increased salaries and benefits costs as well as increased depreciation and amortization.

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

Liquidity and Capital Resources

Liquidity.  NetBank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities.  Our primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, sales or maturities of investment securities and other short-term investments, and funds provided from operations.  While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We can use cash generated through the retail deposit market, our traditional funding source, to offset the cash utilized in investing activities.  Our available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements.  Net cash outflows for the six months ended June 30, 2006 was $54,501 compared to net cash inflows of $36,085 for the same period in 2005.  The change in the 2006 period primarily related to the net increase in repayments of other borrowed funds of $639,905.  This cash outflow was offset, in part, by increases in inflows of $85,592 related to principal payments received on loan and lease receivables and a $76,841 increase in proceeds from sales of loan and lease receivables during the period.

As an additional source of funds, NetBank, Inc. had available under existing line of credit agreements $1.8 billion at June 30, 2006.  Reference is made to note 8 of the notes to consolidated financial statements included in this report for additional details regarding the available lines of credit.

We use deposits as our principal source of funds.  For the six months ended June 30, 2006, deposits decreased by $71,910 to $2.722 billion from $2.794 billion as of December 31, 2005.  Our deposit products include checking, money market and certificates of deposit accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  We are competitive in the types of accounts, services and ranges of interest rates offered on deposit products.  Although market demand generally dictates which deposit maturities and rates will be accepted by the public, we intend to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals.

Capital Resources. NetBank and NetBank, FSB are subject to various regulatory capital requirements administered by the federal banking agencies, including the OTS.   Failure of either company to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NetBank, FSB must meet specific capital guidelines that involve quantitative measures of NetBank, FSB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. NetBank, FSB’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Under current regulatory guidelines, NetBank, FSB may not make a capital distribution to the Company without prior approval of the OTS. Current guidelines require, among other things, that NetBank, FSB not make an unapproved capital distribution in excess of its current period year-to-date undistributed earnings plus the preceding two years undistributed earnings and in no event make a distribution which would cause NetBank, FSB to be less than adequately capitalized as defined below.

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

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006
Total capital (to risk-weighted assets)	$303,715	10.79%	$225,181	8.00%	$281,476	10.00%
Core capital (to adjusted total assets)	$276,344	6.77%	$163,375	4.00%	$204,218	5.00%
Tangible capital (to adjusted total assets)	$276,344	6.77%	$61,266	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$276,344	9.82%	N/A	N/A	$168,885	6.00%
December 31, 2005
Total capital (to risk-weighted assets)	$330,510	10.32%	$256,277	8.00%	$320,346	10.00%
Core capital (to adjusted total assets)	$302,909	6.51%	$186,257	4.00%	$232,821	5.00%
Tangible capital (to adjusted total assets)	$302,909	6.51%	$69,846	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$302,909	9.46%	N/A	N/A	$192,208	6.00%

In addition, NetBank’s subsidiaries engaged in mortgage banking must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum net worth to maintain their FHA approved lending status.  Failure to comply with the HUD guidelines could result in withdrawal of this certification.  As of June 30, 2006, Market Street and Meritage were in compliance with HUD guidelines.  NetBank and its subsidiaries are subject to various other capital requirements by secondary market investors and states.  None of these capital requirements are more stringent than the OTS capital requirements.  Failure to comply with these restrictions could have a material adverse impact on the Company’s results of operations.  All of the capital requirements placed upon NetBank and its subsidiaries were met as of June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal businesses are retail banking and the origination and purchase of loans as well providing business equipment financing leases. These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of our assets and liabilities are monetary in nature and fluctuations in interest rates will affect future net interest income and cash flows. Interest rate risk is our primary market risk exposure. For the six months ended June 30, 2006, the only derivative financial instruments that we entered into were associated with hedging activities related to the portfolio of mortgage loans held for sale, the pipeline of mortgage loans for which the interest rate has been locked, hedging the securitization and sale of portfolio loans, the owned MSRs portfolio and the MSRs associated with the pipeline of mortgage loans for which the interest rate has already been locked. Our exposure to market risk is reviewed on a regular basis by management.

The following table shows the carrying values and fair values of our portfolio of assets and liabilities:

	As of June 30,		If interest rates were to
	2006		Increase	Decrease	Increase	Decrease
	Carrying	Estimated	25 basis points		50 basis points
	Amount	Fair Value	Estimated Fair Value		Estimated Fair Value
Assets:
Cash and cash equivalents	$95,755	$95,755	$95,755	$95,755	$95,755	$95,755
Investment securities available for sale	574,590	574,590	567,513	581,644	560,942	588,570
Mortgage loans held for sale	972,004	973,596	967,534	978,474	951,580	983,518
Mandatory delivery commitments	2,505	2,505	(1,674)	(2,736)	(1,609)	(3,763)
Mortgage loan purchase commitments	(485)	(485)	5,474	(4,064)	10,814	(8,232)
Loan and lease receivables-net of allowance for credit losses	2,011,325	1,976,818	1,969,298	1,984,347	1,961,746	1,991,853
Mortgage servicing rights	203,406	204,316	208,983	194,967	214,249	185,681
Swaps, swaptions, caps, floors and forward purchase commitments hedging mortgage servicing rights available for sale	11,310	11,310	6,044	19,676	2,877	31,906
Total interest rate sensitive assets	3,870,410	3,838,405	3,818,927	3,848,063	3,796,354	3,865,288
Non-interest rate sensitive assets	271,595	317,957	271,595	271,595	271,595	271,595
Total assets	$4,142,005	$4,156,362	$4,090,522	$4,119,658	$4,067,949	4,136,883

Liabilities:
Non-interest bearing deposits	$260,409	$260,409	$260,409	$260,409	$260,409	$260,409
Interest bearing deposits	1,030,984	902,610	898,909	906,438	895,318	910,534
Interest bearing certificates of deposit	1,430,544	1,419,597	1,416,612	1,422,603	1,413,630	1,425,626
Short-term borrowings	442,619	442,416	442,329	442,503	442,242	442,591
Long-term borrowings	425,000	415,855	414,763	416,967	413,686	418,103
Subordinated debt	32,477	32,477	32,477	32,477	32,477	32,477
Total interest rate sensitive liabilities	3,622,033	3,473,364	3,465,499	3,481,397	3,457,762	3,489,740
Non-interest rate sensitive liabilities	172,535	172,535	172,535	172,535	172,535	172,535
Total liabilities	3,794,568	3,645,899	3,638,034	3,653,932	3,630,297	3,662,275
Minority interest	638	638	638	638	638	638
Shareholders’ equity	346,799	509,825	451,850	465,088	437,014	473,970
Total liabilities, minority interest and shareholders’ equity	$4,142,005	$4,156,362	$4,090,522	$4,119,658	$4,067,949	$4,136,883

Fair values of financial assets and liabilities are estimated using several methods. The first method is by use of directly observable market prices. This method applies to most of the loans held for sale and investment securities available for sale which trade in highly liquid markets. A second method employs the use of market benchmarks. In this method, a benchmark financial asset or liability is selected which matches many of the characteristics of the financial instrument being evaluated.  The instrument being evaluated is then priced at a spread relative to the benchmark instrument. This method applies to many loan and lease receivables. A third method used to estimate the fair value of an instrument employs approximating a spread over a readily available market index or yield curve. This method is used where no directly observable market exists and no suitable benchmark instrument can be found. Many deposit accounts are evaluated in this manner. Based on these fair value estimates, the data indicates that the net value of assets and liabilities exceeds that of their associated carry value. Most of this excess value is derived from the origination of interest bearing deposits. Additionally, the table shows the exposure of the portfolio to theoretical instantaneous and parallel changes in market interest rates of 25 and 50 basis points. These simulated values are created using complex financial models which incorporate many assumptions. Prudent balance sheet management dictates that changes in value for one instrument should be offset to some extent by another balance sheet instrument. For example, the largest single component of market exposure is loan and lease receivables. This category declines in theoretical value by $7.5 million for a 25 basis point increase in rates. This exposure is mitigated by the duration of interest bearing deposits having offsetting exposure of $3.7 million, and interest bearing certificates of deposit with offsetting exposure of $3.0 million. While most of the risk is balanced out in this manner, the data suggests that the Company benefits in a declining interest rate environment, versus a rise in interest rates. This is commonly referred to as a liability sensitive position. Management carefully manages the exposure to these scenario simulations and many others, which are intended to be broadly representative of the likely future path of interest rates. In examining the table presented above, one point that is worth consideration, as a simplifying assumption, is that this analysis assumes that risk exposure is passively rather than actively managed; in other words, management does not attempt to alter the balance sheet position to changing market levels. In practice, however, management closely monitors market exposure levels and actively manages the position.

NetBank, FSB, like other savings banks, measures interest rate risk based on a Net Portfolio Value (“NPV”) analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets. The following table sets forth the estimated NetBank, FSB NPV ratios as of June 30, 2006 and December 31 and June 30, 2005 assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB
Rate shock (in basis points)	As of June 30, 2006	As of December 31, 2005	As of June 30, 2005	Minimum as of June 30, 2006
+300	8.32%	7.35%	8.13%	4.00%
+200	8.68%	7.93%	8.30%	6.00%
+100	9.04%	8.51%	8.47%	6.00%
Flat	9.40%	9.01%	8.66%	6.00%
-100	10.16%	9.55%	8.89%	6.00%

Minimum ratios for NPV risk are established by the Board of Directors as prudent levels for the respective interest rate scenarios. Lower NPV ratios denote more market rate sensitivity for a given rate scenario.  As of June 30, 2006, the analysis indicates sensitivity to rising market interest rates.  This sensitivity is, however, well within the Board approved limits for these scenarios.  Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that as of June 30, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved.

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

As reported in previous filings, NetBank, FSB had joined with the other claimants (the “Claimants”) in a motion for judgment on the pleadings (“Consolidated Motion for Judgment on the Pleadings” or “Consolidated Motion”), which motion was filed on January 31, 2003. NetBank, FSB later withdrew its motion for judgment on the pleadings and on March 25, 2005 filed a Motion for Partial Summary Judgment (the “Summary Judgment Motion”) or, in the alternative, a Motion for Suggestion of Remand (the “Remand Motion”). The Summary Judgment Motion seeks judgment as a matter of law on NetBank, FSB’s breach of contract claims. The Remand Motion requested that, in lieu of deciding the Summary Judgment Motion, the MDL Court instead suggest to the MDL Judicial Panel that the claims of NetBank, FSB be remanded to the United States District Court for the District of Nevada. The Sureties filed oppositions to the Remand Motion, and they have argued that they do not need to respond to the Summary Judgment Motion until an unspecified date in the future after the MDL Court rules on the pending Consolidated Motion for Judgment on the Pleadings. The MDL Court denied the Remand Motion, and, as a result of subsequent rulings described below, the MDL Court deemed the Summary Judgment Motion withdrawn without prejudice to the filing of a new Summary Judgment Motion in early 2007, following the close of expert discovery.

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

On May 9, 2006, the MDL Court ruled on whether the Illinois Union order applies to NetBank, FSB.  The MDL Court held that NetBank, FSB would be entitled to the benefit of the Illinois Union rulings, which barred Illinois Union from raising fraud by CMC and insurance related defenses as defenses to payment.  The MDL Court also suggested that NetBank, FSB would be entitled to judgment as a matter of law with respect to the Bonds issued by Illinois Union prior to December 2000, but declined to enter judgment at that time because of allegations of fraud on the part of NetBank, FSB with respect to certain Bonds, so-called replacement bonds, issued in December 2000.  The MDL Court held that Illinois Union’s allegations of fraud on the part of NetBank, FSB in connection with the issuance of the replacement bonds were sufficient to get past the pleading stage of the litigation.  However, the court noted that NetBank, FSB had previously moved for summary judgment against Illinois Union and suggested that now, in light of the MDL Court ruling, NetBank, FSB could re-file its motion for summary judgment to dispose of all remaining breach of contract issues, including the alleged fraud by NetBank, FSB in respect of the replacement bonds, pursuant to a scheduling order to be issued by the MDL Court at a later date.  The MDL Court left open the issue of whether Illinois Union would be permitted to amend its pleadings to allege new defenses or claims not expressly covered by the Illinois Union Order and stated that this issue would be decided when the MDL Court rules on Illinois Union’s pending motion for leave to amend its pleadings.  The MDL Court made it clear, however, that Illinois Union would not be permitted to amend to avoid the impact of the Illinois Union Order.

On July 19, 2006, the MDL Court issued a Revised Case Management Plan.  In that plan, the MDL Court lifted the stay on expert discovery that it had entered in and ordered that the parties commence expert discovery. The MDL Court also ordered that expert discovery shall end on December 20, 2006.  The MDL Court also ordered that dispositive motions, such as NetBank, FSB’s planned new motion for summary judgment against the Sureties, must be filed between January 15, 2007 and January 31, 2007.  Based upon the Plan issued by the MDL Court, the Company does not expect any resolution of NetBank, FSB’s claims against the Sureties prior to Spring of 2007.

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

On August 2, 2006, the Bankruptcy Appellate Panel issued its Opinion (the “BAP Opinion’’). In the BAP Opinion, the Bankruptcy Appellate Panel reversed the Bankruptcy Court’s decision that the Payment Streams on the Royal Bonds were chattel paper rather than payment intangibles under the Uniform Commercial Code. Therefore, perfection would have been automatic if the transactions involving the Payment Streams were “sales” rather than “loans.” However, the Panel affirmed the Bankruptcy Court’s decision that the transactions were more properly characterized as loans rather than sales. Nevertheless, the Panel found that NetBank, FSB raised genuine issues of fact as to whether its interests were perfected by possession through an agent such as Royal, and that the Trustee did not meet his burden on this issue by submitting uncontested evidence regarding who held the leases at the relevant times. The panel held that this genuine issue of material fact precludes summary judgment for the Trustee. Accordingly, the Panel remanded the case back to the Bankruptcy Court for a determination as to who had possession of the Royal Leases.

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

On March 15, 2004, the Superior Court sustained demurrers and motions to quash filed by NetBank, FSB and various other defendants on certain of the plaintiffs’ claims. The Superior Court sustained the demurrers under the California Financial Code, without leave to amend. The Superior Court also sustained demurrers on the Unfair Business Practices Act, with leave to amend the claims to add greater specificity to the claims, but without leave to amend as to unnamed representatives of the alleged class of plaintiffs harmed. The Superior Court also granted motions to strike: (1) plaintiffs’ claims under the California Unfair Business Practices Act claims as to unnamed representative plaintiffs; (2) plaintiffs’ request for restitution (the named plaintiffs may amend to establish individual entitlement to restitution); (3) plaintiffs’ request for disgorgement; (4) plaintiffs’ request for punitive damages; (5) plaintiffs’ request for compensatory damages under the California Unfair Business Practices Act; and (6) plaintiffs’ request for attorneys’ fees.

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

Item 1A.  Risk Factors

In addition to those risk factors previously described in Item 1A. “Risk Factors” of Part I to our 2005 Form 10-K, and under the heading, “Special Note Regarding Forward-Looking Statements” in Part I of this Quarterly Report on Form 10-Q, investors should carefully consider the following risks:

Sale of mortgage servicing platform along with mortgage servicing rights may adversely impact our earnings

During the second quarter of 2006, we announced our intention to sell our mortgage servicing platform along with most of our mortgage servicing rights. As of the end of the second quarter of 2006, we recorded a $15,000 write-down of the carrying value of our mortgage servicing rights to more closely reflect indications of interest we received in connection with marketing the potential sale. We can give no assurance that we will not be required to record further impairment charges in the future or that we will be able to sell the mortgage servicing rights at a value in excess of our carrying value or that we will be able to sell the platform without incurring additional charges. If we do record further write-downs or charges in the future or sell such assets at a loss, it could adversely impact our earnings.

Our capital management strategies may not be successful

Based on a number of market and economic factors, including, but not limited to, a continued flattened yield curve and pricing pressures on our mortgage business, we have implemented a disciplined approach to optimizing capital allocations to redirect scarce capital from underperforming businesses to better performing ones that carry the greatest long-term strategic significance to the company. Our intention to sell our mortgage servicing platform along with most of our mortgage servicing rights is part of this ongoing capital strategy. In addition, we have suspended the payment of our quarterly dividend. We can give no assurance that our capital management strategies will be successful in improving our results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In August 2002, the Board of Directors approved a plan to repurchase up to 1 million shares of the Company’s common stock. The plan was subsequently increased by 1 million shares in October 2002, 2 million shares in January 2003, 1 million shares in April 2004 and 1 million shares in April 2005. There were no repurchases during the three months ended June 30, 2006.

As of August 1, 2006, 1,086,573 shares remained available for repurchase under current Board authority.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Board of Directors is divided into three classes that serve staggered three-year terms.  At the 2006 Annual Meeting of Shareholders of NetBank, Inc. held on May 2, 2006, the shareholders elected the following persons to the Company’s Board of Directors until the 2009 Annual Meeting of Shareholders, or until his successor is elected and qualified, by the votes indicated below:

Name	For	Withheld

David W. Johnson, Jr.	30,040,675	3,591,535

Robin C. Kelton	30,667,901	2,964,309

Thomas H. Muller, Jr.	30,667,901	2,964,801

Directors continuing in office until the 2007 Annual Meeting of Shareholders are Stuart M. Cable, Joel A. Smith, III and Eula L. Adams.  Directors continuing in office until the 2008 Annual Meeting of Shareholders are J. Stephen Heard and Douglas K. Freeman.

Also at the 2006 Annual Meeting of Shareholders, the shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2006 by the votes indicated below:

For	Against	Abstained

33,376,870	252,821	2,519

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

NETBANK, INC.

	By:	/s/ Steven F. Herbert
Steven F. Herbert
Dated: August 8, 2006		Chief Finance Executive (principal accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

31.1		Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended—Chief Executive Officer					☒

31.2		Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended—Chief Financial Officer					☒

32.1	†	Certification Pursuant to 18 U.S.C. Section 1350—Chief Executive Officer and Chief Finance Executive					☒

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