Form 10-Q
period 2006-09-30
NETBANK INC
filed 2006-11-09
CIK 1035826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at October 31, 2006
Common Stock, par value $.01	46,400,456

NETBANK, INC.
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

NetBank, Inc.

Consolidated Balance Sheets

(in 000s except share amounts)

	Sept. 30,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$347,980	$126,666
Federal funds sold	21,995	23,590
Total cash and cash equivalents	369,975	150,256
Investment securities available for sale-at fair value (amortized costs of $257,614 and $638,919, respectively)	252,546	626,077
Stock of Federal Home Loan Bank of Atlanta – at cost	36,507	67,049
Loans held for sale	946,475	1,233,918
Loan and lease receivables – net of allowance for credit losses of $26,477 and $27,601, respectively	1,910,770	2,224,363
Mortgage servicing rights – net	39,076	201,880
Accrued interest receivable	16,555	16,698
Furniture, equipment and capitalized software – net	48,261	54,420
Goodwill and other intangibles – net	53,849	85,097
Due from servicers and investors	113,624	26,557
Other assets	61,770	85,304
Total assets	$3,849,408	$4,771,619

Liabilities, minority interests and shareholders’ equity
Liabilities:
Deposits	$2,728,316	$2,793,847
Other borrowed funds	654,033	1,348,240
Subordinated debt	32,477	32,477
Accrued interest payable	24,049	17,595
Loans in process	31,843	34,060
Representations and warranties	21,550	20,668
Accounts payable and accrued liabilities	65,633	123,877
Total liabilities	3,557,901	4,370,764

Commitments and contingencies – note 13	—	—
Minority interests in affiliates	909	676

Shareholders’ equity:
Preferred stock, no par (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par (100,000,000 shares authorized, 52,820,308 and 52,820,308 shares issued, respectively)	528	528
Additional paid-in capital	434,303	432,140
Retained (deficit) earnings	(78,661)	39,005
Accumulated other comprehensive loss, net of taxes of $1,758 and $4,877, respectively	(3,310)	(7,965)
Treasury stock, at cost (6,423,602 and 6,423,691 shares, respectively)	(62,262)	(62,276)
Unearned compensation	—	(1,253)
Total shareholders’ equity	290,598	400,179
Total liabilities, minority interests and shareholders’ equity	$3,849,408	$4,771,619

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Operations

(unaudited and in 000s except per share amounts)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2006	2005	2006	2005
Interest income:
Loans and leases	$52,170	$58,092	$164,443	$159,051
Investment securities	6,121	8,502	22,628	26,169
Short-term investments	360	662	1,209	1,557
Total interest income	58,651	67,256	188,280	186,777

Interest expense:
Deposits	24,554	20,178	69,567	48,992
Other borrowed funds	13,024	16,848	45,985	45,836
Total interest expense	37,578	37,026	115,552	94,828
Net interest income	21,073	30,230	72,728	91,949
Provision for credit losses	2,407	2,708	6,483	7,389
Net interest income after provision for credit losses	18,666	27,522	66,245	84,560

Non-interest income:
Mortgage servicing fees	8,982	13,292	33,496	38,746
Amortization of mortgage servicing rights	(7,061)	(12,729)	(27,512)	(34,873)
(Impairment) recovery of mortgage servicing rights	(1,474)	4,244	(7,380)	3,224
(Losses) gains on derivatives	(4,357)	795	(15,819)	(149)
(Losses) gains on sales of investment securities	(13,461)	—	(13,461)	4,182
Service charges and fees	5,524	5,296	15,320	15,139
Gains on sales of loans	5,190	28,308	40,833	83,270
Losses on sales of mortgage servicing rights	(29,797)	(238)	(30,096)	(448)
Other income	1,857	2,180	5,961	7,759
Total non-interest income	(34,597)	41,148	1,342	116,850

Non-interest expense:
Salaries and benefits	27,778	30,832	96,460	92,649
Customer service	2,674	3,596	8,546	10,116
Marketing	2,451	4,476	9,535	9,697
Data processing	4,716	4,318	13,953	13,105
Depreciation and amortization	5,896	6,080	17,578	17,693
Office expenses	4,520	3,600	12,223	9,422
Occupancy	7,020	6,558	20,812	18,411
Travel and entertainment	998	1,583	3,677	4,223
Professional fees	3,021	4,471	9,770	13,276
Prepaid lost interest from curtailments	537	1,262	1,854	3,345
Goodwill impairment	23,187	—	29,545	—
Other expenses	3,346	3,924	10,465	10,756
Total non-interest expense	86,144	70,700	234,418	202,693
Loss before income taxes	(102,075)	(2,030)	(166,831)	(1,283)
Income tax benefit	28,794	659	51,163	208
Net loss	$(73,281)	$(1,371)	$(115,668)	$(1,075)

Net loss per common and potential common shares outstanding:
Basic loss per share	$(1.58)	$(0.03)	(2.50)	$(0.02)
Diluted earnings loss per share	$(1.58)	$(0.03)	(2.50)	$(0.02)

Weighted average common and potential common shares outstanding:
Basic	46,362	46,119	46,316	46,201
Diluted	46,362	46,119	46,316	46,201

Dividends declared on common stock per share	$0.00	$0.02	$0.04	$0.06

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited and in 000s)

	For the nine months ended
	September 30,
	2006	2005
Common shares
Beginning balance	52,820	52,820
Issuance of common shares	—	—
Ending balance	52,820	52,820
Common stock
Beginning balance	$528	$528
Issuance of common stock	—	—
Ending balance	$528	$528
Paid-in capital
Beginning balance	$432,140	$432,132
Reclassification of unearned balance upon adoption of SFAS 123R	277	—
Stock-based compensation	2,627	—
Re-issuance of shares of common stock	(741)	70
Ending balance	$434,303	$432,202
Retained (deficit) earnings
Beginning balance	$39,005	$43,849
Net loss	(115,668)	(1,075)
Cash dividends declared	(1,853)	(2,774)
Reclassification of unearned balance upon adoption of SFAS 123R	265	—
Loss on re-issuance of shares of common stock	(410)	(820)
Ending balance	$(78,661)	$39,180
Accumulated other comprehensive loss
Beginning balance	$(7,965)	$(1,136)
Realized loss (gain) on sale of securities, net of taxes	8,749	(2,593)
Unrealized loss on securities, net of taxes	(4,094)	(2,363)
Ending balance	$(3,310)	$(6,092)
Treasury stock, at cost
Beginning balance	$(62,276)	$(61,087)
Unearned compensation from issuance of restricted stock, net of forfeitures	—	1,659
Reclassification of unearned balance upon adoption of SFAS 123R	(1,795)	—
Re-issuance of shares of common stock, net of purchases	1,809	(3,200)
Ending balance	$(62,262)	$(62,628)
Unearned compensation
Beginning balance	$(1,253)	$(259)
Amortization of unearned compensation	—	246
Unearned compensation issued, net of employee forfeitures	—	(1,394)
Reclassification of unearned balance upon adoption of SFAS 123R	1,253	—
Ending balance	$—	$(1,407)
Total shareholders’ equity	$290,598	$401,783

Comprehensive loss
Net loss	$(115,668)	$(1,075)
Realized loss (gain) on sale of securities, net of taxes of $(4,712) and $1,589, respectively	8,749	(2,593)
Change in unrealized loss on securities, net of taxes of $2,204 and $1,272, respectively	(4,094)	(2,363)
Comprehensive loss	$(111,013)	$(6,031)

See notes to consolidated financial statements.

NetBank, Inc.

Consolidated Statements of Cash Flows

(unaudited and in 000s)

	Nine months ended
	September 30,
	2006	2005
Operating activities:
Net loss	$(115,668)	$(1,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,578	17,693
Amortization of premiums on investment securities, loan and lease receivables and debt	15,919	14,648
Origination of loans held for sale	(7,837,643)	(10,060,223)
Repurchase of previously sold mortgages	(108,307)	(98,031)
Proceeds from sales of loans held for sale	8,271,885	9,954,185
Net gains on sales of mortgage loans	(40,833)	(83,270)
Net losses on sales of servicing rights	30,096	448
Capitalization of mortgage servicing rights	(19,519)	(17,049)
Proceeds from sales of mortgage servicing rights	5,669	833
Mark-to-market adjustment on mortgage servicing rights	(7,009)	(1,679)
Impairment (recovery) of mortgage servicing rights	7,380	(3,224)
Amortization of mortgage servicing rights, net of recoveries	27,512	34,873
Provision for credit losses	6,483	7,389
Stock-based compensation cost	2,627	—
Amortization of unearned compensation	—	316
Losses (gains) on sales of investment securities, net	13,461	(4,182)
Goodwill impairment	29,545	—
Changes in assets and liabilities which provide (use) cash:
Decrease (increase) in accrued interest receivable	143	(4,600)
Decrease in due from servicers and investors	7,703	25,604
Decrease (increase) in other assets	23,534	(15,559)
Increase in accrued interest payable	6,454	6,375
(Decrease) increase in loans in process	(2,217)	31,302
(Decrease) increase in accounts payable and accrued liabilities	(61,363)	1,625
Net cash provided by (used in) operating activities	273,430	(193,601)

Investing activities:
Purchases of available for sale securities	(16,402)	(457,128)
Principal repayments on available for sale securities	61,434	91,363
Sales and maturities of available for sale securities	322,562	330,315
Bulk sale (purchase) of mortgage servicing rights	23,905	(35,181)
Sales (purchases) of Federal Home Loan Bank Stock	30,542	(9,824)
Proceeds from sale of loan and lease receivables	131,243	—
Origination and purchase of loan and lease receivables	(372,291)	(584,719)
Principal repayments on loan and lease receivables	535,712	513,562
Purchases of furniture, equipment and capitalization of software, net of disposals	(8,747)	(13,035)
Capitalization of amortizable intangibles	(391)	(3,984)
Acquisitions, net of cash acquired	(578)	(176)
Change in minority interest	233	106
Net cash provided by (used in) investing activities	707,222	(168,701)

Financing activities:
(Decrease) increase in deposits	(65,531)	367,702
Proceeds from other borrowed funds	10,835,035	6,843,083
Repayments of other borrowed funds	(11,529,242)	(6,710,556)
Net proceeds from issuance of subordinated notes	—	20,620
Net re-issuances (purchases) of treasury stock	658	(3,755)
Dividend payments on common stock	(1,853)	(2,774)
Net cash (used in) provided by financing activities	(760,933)	514,320
Net increase in cash and cash equivalents	219,719	152,018
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	150,256	150,302
Cash and cash equivalents, end of period	$369,975	$302,320

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$109,099	$88,453
Cash paid during the period for income taxes	$2,323	$162

See notes to consolidated financial statements.

NETBANK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

2.             ACQUISITIONS

During the nine months ended September 30, 2006, NPS acquired certain assets or processing contracts of various smaller ATM and merchant processors.  These acquisitions were accounted for as purchases, and as such, approximately $146 of amortizable intangibles were recorded.  Consideration for these assets and processing contracts totaled $146.

In December 2004, the Company, through its Market Street subsidiary, acquired 19 retail branch offices and certain associated assets of Guaranty Residential Lending, Inc., a mortgage banking business, pursuant to an Asset Purchase and Assignment Agreement. The consideration paid, including transaction costs, was approximately $2 million. The acquisition was accounted for as a purchase, and, accordingly, all assets and liabilities were recorded at fair value. As such, $1.7 million in goodwill, including transaction costs, has been recorded in connection with the acquisition. The Company paid additional consideration in the first quarter of 2006 of $576 and is obligated to pay an additional $788 in 2007 based on specific production goals as identified in the Asset Purchase and Assignment Agreement. The first quarter 2006 payment has been, and any additional payments will be, recorded as goodwill. The results of operations for the acquired branches have been included from the date of acquisition.

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

Stock-Based Compensation. Our stock-based compensation plans are described in note 9 to these consolidated financial statements. Prior to January 1, 2006, we accounted for these stock-based employee compensation plans under the measurement principles and recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, we recorded no stock option-based employee compensation cost for options granted during the three and nine month periods ended September 30, 2005, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. We also recorded no compensation cost during the three and nine month periods ended September 30, 2005 in connection with the NetBank, Inc. Employee Stock Purchase Plan (“the Stock Plan”).  In accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation – Transition and Disclosure, we provided pro forma net income or loss and net income or loss per share for each period prior to January 1, 2006 as if we had applied the fair value-based method in measuring compensation cost for our share based compensation plans.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) reached a consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit.  EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of EITF 06-4, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company is currently evaluating the impact the adoption of EITF 06-4 will have on the Company’s results of operations or financial condition.

In September 2006, the FASB reached a consensus on the guidance provided by Emerging Issues Task Force Issue 06-5 (“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact the adoption of EITF 06-5 will have on the Company’s results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, that requires public companies to utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect that it will have a material effect on our consolidated results of operations, financial position and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities and provides expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effects that the adoption of SFAS 157 could have on our consolidated results of operations, financial position and cash flows.

In July 2006, the FASB issued Final Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.    FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the effects that the adoption of FIN 48 could have on our consolidated results of operations, financial position and cash flows.

In March 2006, the Financial Accounting Standards Board issued Statement No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and

 Extinguishments of Liabilities.  SFAS 156 requires that all servicing assets and liabilities be initially measured at fair value and allows for two alternatives in the subsequent accounting for servicing assets and liabilities: the amortization method and the fair value method.  The amortization method requires that the servicing assets and liabilities be amortized over the remaining estimated lives of the serviced assets with impairment testing to be performed periodically.  The fair value method requires the servicing assets and liabilities to be measured at fair value each period with an offset to income.  SFAS 156 is to be adopted in the first fiscal year that begins after September 15, 2006 and early adoption is permitted.  An entity can elect the fair value method at the beginning of any fiscal year provided that interim financial statements have not been issued.  However, once the fair value election is made, an entity cannot revert back to the amortization method. NetBank is currently evaluating the available alternatives.

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

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) supplemented EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on available for sale debt and equity securities. In November 2005, FASB Staff Position Statement of Financial Accounting Standards No. FAS 115-1 (“FSP FAS 115-1”) was issued to address EITF 03-1 implementation issues and outlines a three step model for identifying investment impairments. FSP FAS 115-1 carries forward the disclosure requirements of EITF 03-1 and is effective for reporting periods beginning after December 15, 2005.  The adoption of FSP FAS 115-1 did not have a material impact on our consolidated results of operations, financial position and cash flows.

4.             LOAN AND LEASE RECEIVABLES

Our portfolio of loan and lease receivables consists primarily of internally originated 1-4 family first and second mortgage loans, home equity loans, automobile loans, business equipment financing leases, marine loans and recreational vehicle loans.

As of September 30, 2006 and December 31, 2005, the Company had unamortized net premiums on its loan and lease receivables of $32,531 and $37,826, respectively. At September 30, 2006 and December 31, 2005, $5 and $6, respectively, of the Company’s net premiums were associated with purchased as opposed to originated loans. The following is a summary of the Company’s loan and lease receivables portfolio:

	As of September 30, 2006		As of December 31, 2005
	Amount	%	Amount	%
First mortgages	$690,044	35.6%	$824,431	36.6%
Second mortgages	92,078	4.8%	115,188	5.1%
Leases	436,473	22.5%	406,053	18.0%
Auto	601,856	31.1%	610,924	27.1%
Home equity lines	71,887	3.7%	257,991	11.5%
Consumer	44,909	2.3%	37,377	1.7%
Total	1,937,247	100.0%	2,251,964	100.0%
Less allowance for credit losses	(26,477)		(27,601)
Total	$1,910,770		$2,224,363

Our lease receivables consist primarily of business equipment leases originated and serviced by the NetBank Business Finance division. In addition to originated lease receivables, NetBank, FSB owns a portfolio of purchased lease receivables originated by Commercial Money Center, Inc. (“CMC”). NetBank, FSB is involved in litigation with three insurance companies who are sureties on the purchased receivables. Since the second quarter of 2002, the entire portfolio of lease receivables originated by CMC has been on non-accrual status pending the outcome of the litigation.  NetBank, FSB has filed a claim against CMC and the insurance company sureties for all payments that are currently past due, approximately $90 million at September 30, 2006.  The recorded balance of CMC leases receivable as of September 30, 2006 was $25,505.

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

The following table details the Company’s non-accrual and troubled debt restructurings:

	As of	As of
	Sept. 30, 2006	Dec. 31, 2005
Loan and lease receivables (1)	$32,805	$33,049
Loans held for sale (1)	$50,403	$49,635
Troubled debt restructurings (2)	$7,827	$6,782

(1)   All loans and leases over 90 days contractually past due are placed on non-accrual status.

(2)   Includes only those troubled debt restructurings which were less than 90 days past due as of the periods reported. Troubled debt restructurings over 90 days past due have been included in the non-accrual categories.

Non-performing loan and lease receivables as of September 30, 2006 and December 31, 2005 included $25,505 and $26,054, respectively, of non-performing lease receivables related to the CMC lease portfolio.

On average, the Company held approximately $73,779 and $57,806 of restructured and non-accrual loans during the three months ended September 30, 2006 and 2005, respectively. Foregone interest for the three months ended September 30, 2006 and 2005 was approximately $1,225 and $835, respectively. Foregone interest for the nine months ended September 30, 2006 and 2005 was approximately $4,056 and $2,894, respectively. The Company had $13,357 and $7,963 in repossessed assets consisting primarily of residential mortgage loan foreclosures at September 30, 2006 and December 31, 2005, respectively.

The following is a summary of the allowance for credit losses:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning balance	$27,371	$25,792	$27,601	$24,462
Provision for credit losses	2,407	2,708	6,483	7,389
Charge-offs:
First mortgages	(2)	(14)	(10)	(22)
Second mortgages	(109)	(136)	(215)	(664)
Leases	(2,227)	(1,491)	(5,991)	(4,165)
Auto	(1,252)	(1,180)	(3,809)	(2,872)
Home equity lines	(650)	(143)	(706)	(300)
Consumer	(15)	(13)	(44)	(89)
Total charge-offs	(4,255)	(2,977)	(10,775)	(8,112)
Recoveries:
First mortgages	—	6	—	7
Second mortgages	15	10	107	97
Leases	506	779	1,465	1,652
Auto	430	350	1,470	888
Home equity lines	3	62	126	347
Consumer	—	—	—	—
Total recoveries	954	1,207	3,168	2,991
Total charge-offs, net	(3,301)	(1,770)	(7,607)	(5,121)
Ending balance	$26,477	$26,730	$26,477	$26,730

Allowance for credit losses as a percent of average loans and leases	1.3%	1.2%	1.2%	1.2%

6.             FAIR VALUE AND IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

The Company accounts for its entire mortgage servicing rights (“MSR”) portfolio at the aggregate of the lower of cost or market (“LOCOM”). For purposes of evaluating the MSR portfolio for impairment, the Company disaggregates its MSR portfolio into two primary groupings: available for sale and held for sale.

The segment of the portfolio designated as available for sale is composed of MSRs that were retained out of production pursuant to individual portfolio retention decisions or purchased in bulk transactions. The available for sale portfolio is disaggregated for purposes of measuring potential impairments according to defined risk tranches. The Company has defined these risk tranches based upon interest rate band and product type.  With respect to each such risk tranche, the fair value thereof, which is based upon an internal analysis that considers current market conditions, prevailing interest rates, prepayment speeds, default rates and other relevant factors, is compared to amortized MSRs for purposes of measuring potential impairment.

During the third quarter of 2006, the Company completed the sale of $141,755 of MSRs which, in aggregate, had an underlying unpaid principal balance of $8.5 billion and represented a substantial portion of the Company’s MSR portfolio.   As a result of this sale, the Company recognized pre-tax a loss on sale of MSRs of $29,702.

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

The following amounts relate to the Company’s MSR portfolio:

	Available for sale		Held for sale
	Sept. 30,	Dec. 31,	Sept. 30,	December 31,
	2006	2005	2006	2005
Unpaid Principal Balance (“UPB”)	$3,518,743	$13,155,256	$87,824	$143,515
Carrying value	$38,266	$200,371	$810	$1,509
Carrying value / UPB	1.09%	1.52%	0.92%	1.05%
Fair value	$38,786	$201,034	$810	$1,509
Fair value / UPB	1.10%	1.53%	0.92%	1.05%
Weighted average note rate	6.20%	5.89%	6.63%	6.47%
Weighted average service fee	0.28%	0.32%	0.33%	0.35%
Net basis as multiple	3.95	4.76	2.76	3.00

7.             DEPOSITS

The following table sets forth the dollar amount of deposits and weighted average interest rates of the various types of deposit programs offered by the Company:

	As of September 30, 2006			As of December 31, 2005
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$274,868	10.1%	—	$284,046	10.2%	—
Interest bearing:
Checking accounts	207,692	7.6%	0.9%	232,658	8.3%	0.9%
Money market	702,923	25.8%	3.3%	943,432	33.8%	3.2%
Certificate of deposit under $100	1,441,885	52.8%	4.7%	1,240,784	44.4%	4.0%
Certificate of deposit over $100	100,948	3.7%	4.7%	92,927	3.3%	4.1%
Total deposits	$2,728,316	100.0%		$2,793,847	100.0%

Accrued interest as of September 30, 2006 related to checking, money market and certificates of deposit accounts was $49, $604 and $19,838, respectively.  Accrued interest as of December 31, 2005 related to checking, money market, and certificates of deposit accounts was $55, $777 and $12,620, respectively.  At September 30, 2006 and December 31, 2005, $664 and $696 of overdrawn deposits were classified as loans, respectively.

8.             BORROWINGS

A summary of borrowings and available borrowings, grouped by year of maturity, as of September 30, 2006 follows:

Type of borrowing	Year of maturity	Range of stated interest rates		Principal amount outstanding
$25 million line of credit	2006	Fed Funds + 0.25	%*	$—
$75 million master repurchase facility	2006	LIBOR + 0.70	%*	—
$200 million warehouse line of credit	2006	LIBOR + 0.80	%*	—
FHLB warehouse line of credit	2006	DRC + 0.50	%*	—
FHLB overnight advances	2006	DRC	*	—
Repo facility	2006	5.56%		54,033
FHLB advances	2006	3.38% to 5.36%		200,000
FHLB advances	2007	2.57%		40,000
FHLB advances	2009	2.45%		50,000
FHLB advances	2010	3.63% to 3.97%		150,000
FHLB advances	2011	4.29% to 4.43%		50,000
FHLB advances	2014	2.36% to 2.93%		110,000
Subordinated debt	2032	LIBOR + 3.35	%*	4,382
Subordinated debt	2033	LIBOR + 3.25	%*	4,382
Subordinated debt	2034	LIBOR + 2.85	%*	3,093
Subordinated debt	2034	LIBOR + 3.00	%*	20,620
				$686,510

*              Indicates a variable rate.

The total borrowings available through the Federal Home Loan Bank (“FHLB”) are determined each quarter based on a percentage of the total assets of NetBank, FSB subject to limitations of available collateral. During 2006, the Company’s available borrowings as a percentage of total assets were reduced from 50% to 30%.  In addition, if the Company’s advances total greater than 20% of total assets, eligible securities must be pledged.  The Company accesses the FHLB advance facility through fixed and convertible term advances, as well as short-term advances, including thirty day and overnight borrowings. FHLB advances are fixed rate; however, as of September 30, 2006, $535,000 was convertible at the FHLB’s option to an adjustable rate based on LIBOR. The FHLB warehouse line is an adjustable line of credit with a floating rate based on the daily rate credit (“DRC”) plus 50 basis points. This warehouse line can be used to fund mortgages originated by the Company. All of the FHLB advances and the FHLB warehouse line are secured by investment securities or mortgage loans. At September 30, 2006, approximately $182,181 of investment securities and approximately $828,973 of mortgage loans were pledged to the FHLB as collateral for the various FHLB advances, the FHLB warehouse line and the overnight facility.

The $54,033 repo facility was collateralized by approximately $64,648 of investment securities at September 30, 2006. This facility matured on October 11, 2006 and was renewed at that time.

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

Most of the revolving lines of credit, warehouse lines of credit (other than the FHLB warehouse line) and the master repurchase facility are secured by mortgage loans and are subject to restrictive covenants. The covenants include certain minimum net worth requirements, minimum tangible net worth requirements, minimum financial ratios, capital requirements, maintenance of servicer eligibility for various government agencies and certain minimum liquidity requirements, which are all defined in the terms of the related debt agreements. In addition, the covenants restrict the types of business activities in which the Company may engage. The Company was in compliance with or had obtained waivers for all debt covenants in place as of September 30, 2006. Although management anticipates complying with all current debt covenants, there can be no assurance that the Company or its individual subsidiaries will be able to comply with all debt covenants in the future. Failure to comply could result in the acceleration of the repayment of the related financing.

Short-term debt outstanding reached the highest month-end level during the nine months ended September 30, 2006 on January 31, 2006 with a short-term balance of $1,002,002.

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

Prior to January 1, 2006, the Company accounted for the Stock Plan under the recognition and measurement provisions of Accounting Principles Board 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, (“SFAS 123”), Accounting for Stock-Based Compensation.  No stock-based employee compensation cost related to options was recognized in the Company’s Statement of Operations for periods ending prior to January 1, 2006, as all options granted under the Stock Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, using the modified prospective transition method.  Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value determined in accordance with the provisions of SFAS 123(R).  The Company recognized $269 and $1,809 of expense during the three and nine months ended September 30, 2006 related to stock options, respectively.  As permitted under the modified prospective transition method, results for prior periods have not been restated.

In addition to providing for the issuance of options, the Stock Plan also provides for the grant of stock awards.  Compensation expense related to stock awards was recognized on a straight-line basis over the vesting period and included in the Statement of Operations before adoption of SFAS 123(R).  With the adoption of SFAS 123(R) effective January 1, 2006, the Company modified the calculation of compensation expense related to stock awards to include both a straight-line basis over the vesting period and an estimation of forfeitures.   For the three months ended September 30, 2006 and 2005, the Company recognized $260 and $128 of expense related to stock awards, respectively. For the nine months ended September 30, 2006 and 2005, the Company recognized $890 and $316 of expense related to stock awards, respectively.

The Company also adopted the Mid-Term Incentive Plan (the “Mid-Term Plan”) which is administered under the Stock Plan.  On January 1, 2004, the Compensation Committee granted incentive awards to certain executives under the Mid-Term Plan.  The awards are payable only if the Company achieves specified levels of consolidated earnings per share and earnings per share of its retail banking, financial intermediary and transaction processing segments during the two- and three-year performance periods ending December 31, 2005 and 2006, respectively.  Awards are denominated in cash but payable in shares of restricted stock, with 50 percent of the shares vesting immediately after the last day of the relevant performance period and 25 percent of the shares vesting at the end of each of the first and second years thereafter.  In the case of a recipient’s death, disability, retirement, or termination of employment without cause, awards would vest in full prior to the last day of the performance period, based on actual performance to the vesting date.  In addition, if the recipient’s employment is constructively terminated in the 18-month period after a change of control event, awards vest in full prior to the last day of the performance period, based on actual performance to the vesting date.  No expense was recognized in 2005 with respect to the Mid-Term Plan based upon earnings per share results.  Based upon the Company’s earnings performance through the third quarter 2006, it is not probable that any performance goals will be met for the Mid-Term Plan.  Therefore in third quarter 2006, $148 of expense which had been accrued in the first half of the year was reversed resulting in no expense being recognized for the Mid-Term Plan during the nine months ended September 30, 2006.  During the first quarter of 2006, the Compensation Committee adopted and granted incentive awards to certain executives of the Company under an Amended and Restated Mid-Term Incentive Plan (the “New Mid-Term Plan”).  The New Mid-Term Plan is substantially consistent with the original Mid-Term Plan except that the performance goals are based upon the pre-tax income for the retail banking, financial intermediary and transaction processing segments and consolidated pre-tax income for two and three year performance periods ending December 31, 2007 and 2008, respectively.  Under SFAS 123(R), the terms of the New Mid-Term Plan are subject to the classification criteria of Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, since the monetary value of the award is predominately fixed and considered stock-settled debt.

On July 1, 2002, the Company established the NetBank, Inc. Employee Stock Purchase Plan (“the Employee Plan”), to allow participants to purchase stock in the Company through payroll deductions.  The Employee Plan purchases shares of NetBank common stock from the Company on the last day of each quarter at 85% of the market value on the purchase date.  Employees are eligible to enroll in the Employee Plan on January 1, April 1, July 1 and October 1.  There was no expense recognized during 2005 related to the Employee Plan.  Under SFAS 123(R), the Employee Plan is characterized as stock-settled debt and is subject to the classification criteria of SFAS 150.  For the three and nine months ended September 30, 2006, the Company recognized $24 and $88, respectively, of expense with an offsetting liability related to the Employee Plan.

SFAS 123(R) requires that a company disclose proforma information for periods prior to its adoption of SFAS 123(R).  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and nine months ended September 30, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three months ended Sept. 30, 2005	Nine months ended Sept. 30, 2005
Net loss, as reported	$(1,371)	$(1,075)

Deduct total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(837)	(2,829)
Pro forma net loss	$(2,208)	$(3,904)

Earnings per share:
Basic – as reported	$(0.03)	$(0.02)
Basic – pro forma	$(0.05)	$(0.08)

Diluted – as reported	$(0.03)	$(0.02)
Diluted – pro forma	$(0.05)	$(0.08)

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the quarter ended September 30, 2006, were $293 and $190 higher, respectively, than if it had continued to account for share-based compensation under APB 25.  For the nine months ended September 30, 2006, the Company’s loss before income taxes and net loss were $1,901 and $1,215 higher, respectively, than if it had continued to account for share-based compensation under APB 25.

No options were granted during the third quarter of 2006.  The fair value of each option granted under the Stock Plan for the three months ended September 30, 2005 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula with the following weighted average assumptions:

For the three months ended September 30, 2005
Fair value	$2.59
Expected life (years)	5
Risk-free interest rate	3.96%
Dividend rate	0.70%
Expected volatility	29.90%

Expected volatilities are based on the historical volatility of the Company’s common stock and other factors.  For options granted prior to 2006, the expected term of the options is estimated based on historical option exercise activity.  For options granted in 2006, the expected term is calculated using the shortcut method based on guidance from SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107), for the vesting and original contractual terms.  The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Option activity under the Stock Plan as of September 30, 2006, and changes during the nine months ended September 30, 2006 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Options outstanding at beginning of year	5,033	$10.96
Granted	496	$7.27
Exercised	(25)	$4.75
Forfeited	(283)	$11.86
Cancelled	(176)	$10.10
Options outstanding at September 30, 2006	5,045	$10.61	6.2	$18,524
Options vested at September 30, 2006	3,761	$10.90	6.2	$13,583
Options exercisable at September 30, 2006	3,761	$10.90	6.2	$13,583

Option activity under the Stock Plan as of September 30, 2006, and changes during the quarter ended September 30, 2006 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Options outstanding at beginning of quarter	5,349	$10.65
Granted	—	$—
Exercised	(6)	$4.20
Forfeited	(230)	$11.83
Cancelled	(68)	$10.06
Options outstanding at September 30, 2006	5,045	$10.61	6.2	$18,524
Options vested at September 30, 2006	3,761	$10.90	6.2	$13,583
Options exercisable at September 30, 2006	3,761	$10.90	6.2	$13,583

The status of the Company’s nonvested options as of September 30, 2006, and changes during the nine-month period ended September 30, 2006 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2006	1,579	$4.17
Granted	496	$2.61
Vested	(618)	$3.62
Cancelled, forfeited and expired	(173)	$4.06
Nonvested, September 30, 2006	1,284	$3.85

As of September 30, 2006, there was $3,061 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Stock Plan.  That cost is expected to be recognized in less than three years.  The total fair value of options vested during the quarter ended September 30, 2006 was $96.

Restricted stock activity under the Stock Plan as of September 30, 2006, and changes during the nine months ended September 30, 2006 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2006	189	$8.50
Granted	271	$7.39
Vested	(89)	$8.16
Cancelled, forfeited and expired	(25)	$7.92
Nonvested, September 30, 2006	346	$7.76

Restricted stock activity under the Stock Plan as of September 30, 2006, and changes during the quarter ended September 30, 2006 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, June 30, 2006	355	$7.76
Granted	—	—
Vested	(1)	$7.66
Cancelled, forfeited and expired	(8)	$7.65
Nonvested, September 30, 2006	346	$7.76

10.          GOODWILL AND INTANGIBLES

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 142 requires that entities assess the fair value of all acquisition-related goodwill on a reporting unit basis.  We review the recorded value of goodwill for impairment at least annually during the third quarter of each year, or earlier if events or changes in circumstances indicate that the carrying amount may exceed fair value.  As a result of the Company’s most recent impairment analyses, performed during the third quarter of 2006, management recorded a goodwill impairment of $19,505 related to our nonconforming mortgage operations. The impairment charge eliminated all of the goodwill related to our nonconforming operations and the Company received no tax benefit from this charge. In addition, management recorded a goodwill impairment charge of $3,682 related to our NPS business unit.  Measurement of the NPS impairment loss was based on management’s estimate using all currently available information. Future adjustments may be necessary based on new information as it becomes available.  See note 14 for further information regarding our nonconforming mortgage operations.

In the second quarter of 2006, management recorded a goodwill impairment of $6,358 related to our 2004 acquisition of Beacon Credit Services.  The impairment charge eliminated all of the goodwill related to the Beacon acquisition.  See note 14 for further information regarding Beacon Credit Services.

Changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2006 by reportable segment are as follows:

	Retail Banking	Financial Intermediary	Transaction Processing	Other	Total
Balance, December 31, 2005	$1,311	$49,512	$34,009	$265	$85,097
Goodwill acquired	—	576	—	—	576
Intangible assets acquired	—	—	397	—	397
Goodwill impairment	—	(25,863)	(3,682)	—	(29,545)
Intangible asset amortization	(454)	—	(2,222)	—	(2,676)
Balance, September 30, 2006	$857	$24,225	$28,502	$265	$53,849

11.          NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net loss per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following table reconciles the numerator and denominator of the basic and diluted net loss per common and potential common share for the three and nine months ended September 30, 2006 and 2005.

	Net Loss	Shares	Per Share Amount
	(Numerator)	(Denominator)
Nine months ended September 30, 2006
Basic EPS	$(115,668)	46,316	$(2.50)
Effect of dilutive securities	—	—	—
Diluted EPS	$(115,668)	46,316	$(2.50)

Nine months ended September 30, 2005
Basic EPS	$(1,075)	46,201	$(0.02)
Effect of dilutive securities	—	—	—
Diluted EPS	$(1,075)	46,201	$(0.02)

	Net Loss	Shares	Per Share Amount
	(Numerator)	(Denominator)
Three months ended September 30, 2006
Basic EPS	$(73,281)	46,362	$(1.58)
Effect of dilutive securities	—	—	—
Diluted EPS	$(73,281)	46,362	$(1.58)

Three months ended September 30, 2005
Basic EPS	$(1,371)	46,119	$(0.03)
Effect of dilutive securities	—	—	—
Diluted EPS	$(1,371)	46,119	$(0.03)

12.          BUSINESS SEGMENTS

Effective in the first quarter of 2006, the Company revised its segment reporting format from four to five segments:  retail banking, financial intermediary, transaction processing, servicing asset, and other/corporate overhead.  We believe the realignment of the segments more closely represents management’s view of the business than the previous method.  The servicing asset segment captures the investment results of the hedges related to the servicing asset segment as well as other costs related to the MSRs. These results were historically reported as part of the retail banking segment, which, as a result of the new segment format, now only captures the operating results of the online bank, the NetBank Business Finance division and the Dealer Financial Services division.  In addition to the creation of the servicing asset segment, the other/corporate overhead segment was previously reported as the other/eliminations segment and included primarily costs charged to the holding company.  This segment also now includes overhead costs which were previously recognized throughout all segments.  Historical results below have been reclassified to conform with current period presentation.

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

	For the three months ended September 30, 2006
	Retail banking	Financial intermediary	Transaction processing	Servicing asset	Other/ corporate overhead	Consolidated
Interest income	$34,676	$23,745	$13	$—	$217	$58,651
Intersegment interest income	23,584	71	—	2,875	(26,530)	—
Total interest income	58,260	23,816	13	2,875	(26,313)	58,651
Interest expense	35,584	1,235	—	61	698	37,578
Intersegment interest expense	5,801	18,318	94	2,419	(26,632)	—
Total interest expense	41,385	19,553	94	2,480	(25,934)	37,578
Net interest income	16,875	4,263	(81)	395	(379)	21,073
Provision for credit losses	2,410	(3)	—	—	—	2,407
Intersegment- servicing and processing fees	—	—	2,867	—	(2,867)	—
Non-interest income	4,396	6,215	3,966	(48,778)	(396)	(34,597)
Non-interest expense	20,473	49,609	9,129	543	6,390	86,144
Intersegment- servicing and processing expenses	111	411	—	2,345	(2,867)	—
Pre-tax loss	$(1,723)	$(39,539)	$(2,377)	$(51,271)	$(7,165)	$(102,075)
Total assets	$3,844,870	$431,972	$32,445	$(29,702)	$(430,177)	$3,849,408

	For the three months ended September 30, 2005
	Retail banking	Financial intermediary	Transaction processing	Servicing asset	Other/ corporate overhead	Consolidated
Interest income	$37,561	$29,347	$8	$—	$340	$67,256
Intersegment interest income	22,426	123	(26)	2,792	(25,315)	—
Total interest income	59,987	29,470	(18)	2,792	(24,975)	67,256
Interest expense	34,519	1,890	1	67	549	37,026
Intersegment interest expense	5,164	18,291	—	2,193	(25,648)	—
Total interest expense	39,683	20,181	1	2,260	(25,099)	37,026
Net interest income	20,304	9,289	(19)	532	124	30,230
Provision for credit losses	2,646	62	—	—	—	2,708
Intersegment- servicing and processing fees	—	—	3,591	—	(3,591)	—
Non-interest income	3,744	29,232	4,522	3,443	207	41,148
Non-interest expense	20,796	35,805	6,979	1,256	5,864	70,700
Intersegment- servicing and processing expenses	136	971	—	2,484	(3,591)	—
Pre-tax income (loss)	$470	$1,683	$1,115	$235	$(5,533)	$(2,030)
Total assets	$4,554,156	$1,654,898	$41,343	$239,495	$(1,374,579)	$5,115,313

	For the nine months ended September 30, 2006
	Retail banking	Financial intermediary	Transaction processing	Servicing asset	Other/ corporate overhead	Consolidated
Interest income	$113,409	$74,374	$27	$—	$470	$188,280
Intersegment interest income	69,850	182	—	8,312	(78,344)	—
Total interest income	183,259	74,556	27	8,312	(77,874)	188,280
Interest expense	110,622	2,797	—	155	1,978	115,552
Intersegment interest expense	16,487	55,483	284	6,549	(78,803)	—
Total interest expense	127,109	58,280	284	6,704	(76,825)	115,552
Net interest income	56,150	16,276	(257)	1,608	(1,049)	72,728
Provision for credit losses	6,381	102	—	—	—	6,483
Intersegment- servicing and processing fees	—	—	9,343	—	(9,343)	—
Non-interest income	12,483	44,289	11,850	(66,219)	(1,061)	1,342
Non-interest expense	61,152	125,165	21,184	1,882	25,035	234,418
Intersegment- servicing and processing expenses	350	1,736	—	7,257	(9,343)	—
Pre-tax income (loss)	$750	$(66,438)	$(248)	$(73,750)	$(27,145)	$(166,831)
Total assets	$3,844,870	$431,972	$32,445	$(29,702)	$(430,177)	$3,849,408

	For the nine months ended September 30, 2005
	Retail banking	Financial intermediary	Transaction processing	Servicing asset	Other/ corporate overhead	Consolidated
Interest income	$110,227	$75,744	$27	$—	$779	$186,777
Intersegment interest income	52,426	307	(20)	6,728	(59,441)	—
Total interest income	162,653	76,051	7	6,728	(58,662)	186,777
Interest expense	87,605	5,637	33	197	1,356	94,828
Intersegment interest expense	13,319	41,157	6	5,856	(60,338)	—
Total interest expense	100,924	46,794	39	6,053	(58,982)	94,828
Net interest income	61,729	29,257	(32)	675	320	91,949
Provision for credit losses	7,298	91	—	—	—	7,389
Intersegment- servicing and processing fees	—	—	10,482	—	(10,482)	—
Non-interest income	11,363	86,586	13,881	4,703	317	116,850
Non-interest expense	56,152	103,413	19,633	3,340	20,155	202,693
Intersegment- servicing and processing expenses	434	2,816	—	7,232	(10,482)	—
Pre-tax income (loss)	$9,208	$9,523	$4,698	$(5,194)	$(19,518)	$(1,283)
Total assets	$4,554,156	$1,654,898	$41,343	$239,495	$(1,374,579)	$5,115,313

13.          COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company was servicing or subservicing for the benefit of others 95,579 and 109,685 residential loans with unpaid principal balances aggregating approximately $12.6 billion and $14.2 billion at September 30, 2006 and December 31, 2005, respectively. Mortgagors’ taxes and insurance escrow funds and investors’ principal and interest escrow funds totaled approximately $260 million and $270 million as of September 30, 2006 and December 31, 2005, respectively. Loans serviced for others and the related escrow funds are not owned by the Company; however, the majority of the escrow funds are deposited in NetBank, FSB.

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

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of mortgage servicing rights. Under certain circumstances, the Company may be required to repurchase mortgage loans or indemnify the purchasers of loans or mortgage servicing rights for losses if there has been a breach of representations or warranties.  Repurchased loans are carried at the lower of cost or net realizable value.  As of September 30, 2006 and December 31, 2005, loans held for sale included repurchased loans with a net carrying value of $59.0 million and $63.6 million, respectively.

NetBank is currently unable to determine its maximum exposure under its representations and warranties.  The maximum exposure would be the current unpaid principal balance of any loan we have ever sold, excluding loans sold which specifically excluded our representations and warranties, plus any fee or premium we received for the sale.  Additionally, we potentially could have to refund any fees or premiums we received for the sale of mortgage servicing rights that are still on the purchasers’ books.  Since we are not the current servicer for the majority of the loans and mortgage servicing rights as described above, we cannot determine our maximum exposure.

As of September 30, 2006, the Company had commitments to fund mortgage loans of $622,438, open-end consumer lines of credit of $52,391, undisbursed mortgage construction loans of $172,208, undisbursed leasing commitments of $3,633 and commercial financing commitments of $8,512.

NetBank, FSB is involved in litigation with three insurance companies who are sureties on the purchased CMC leases.  Since the second quarter of 2002, the entire portfolio has been on non-accrual status pending outcome of the litigation.  NetBank, FSB has filed a claim for all payments that are currently past due, approximately $90 million at September 30, 2006.  The Company has charged off $50,230 of the unpaid principal balances to date.  At September 30, 2006, the remaining recorded value of the leases is $25,505.

The Company is involved in certain legal proceedings, excluding the CMC litigation, incidental to its business.  The Company does not believe that the outcome of these proceedings will have a material adverse effect upon its financial condition, results of operations or cash flows.

14.          SUBSEQUENT EVENTS

On October 3, 2006, the Company announced that Douglas K. Freeman, its Chairman and Chief Executive Officer, would step down from those roles and from the Board of Directors on October 5, 2006. In conjunction with Mr. Freeman’s separation from the Company, the Board approved a one-time termination benefit of $2.9 million, which was paid concurrently with Mr. Freeman’s separation.  The Company expects to record the effect of the termination benefit in its consolidated results of operations during the fourth quarter of 2006.  Additionally, the Company announced that Steven F. Herbert, the Company’s former Chief Finance Executive, would succeed Mr. Freeman as Chief Executive Officer and was also elected to the Board of Directors. Furthermore, James P. Gross was promoted from Corporate Controller to Chief Finance Executive.

On November 6, 2006, the Company announced that it had decided to exit its nonconforming mortgage operations.  As part of the exit, the Company executed a personnel placement agreement with Lime Financial Services (“Lime”) whereby Lime will extend employment offers to certain personnel of Meritage.  We will receive no material financial or other consideration as a result of the aforementioned agreement. The Company expects to incur expenses of approximately $7.2 million in the fourth quarter of 2006 associated with this exit.

Additionally, the Company also announced that it had entered into an agreement to sell, and has sold, select assets of Beacon Credit Services to senior members of that management team.  We will receive no material financial or other consideration as a result of the aforementioned agreement.  The Company does not expect to incur any material expenses related to this exit.

Effective November 6, 2006, NetBank, FSB, acting through its Board of Directors, and the Office of Thrift Supervision (“OTS”), entered into a Supervisory Agreement (the “Agreement”) primarily to proactively address concerns over the Bank’s financial performance and the impact that losses have had on our capital position over the past several quarters.  Under the terms of the Agreement, any material modifications to the Bank’s business plan, as submitted to the OTS, as well as any new activity, operation or line of business must be approved by the OTS prior to implementation.  Additionally, the Board must monitor and report to the OTS on NetBank, FSB’s adherence to its submitted business plan within a set procedural framework each quarter.

On November 7, 2006, the Company announced its decision to close the operations of its subsidiary, Financial Technologies, Inc. (“FTI”).  The Company expects FTI to cease operations before December 31, 2006.  The Company does not expect to incur material expenses related to this exit.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may include forward-looking statements. Forward-looking statements regarding the intent, belief or current expectations of NetBank, Inc. or its officers and directors can be identified by the use of forward-looking terms such as “believe”, “anticipate”, “estimate”, “expect”, “may”, “will”, “should”, “plan”, “intend”, “project”, or other comparable terminology. Various internal and external factors could cause the Company’s actual results to differ materially from those anticipated by the forward-looking statements. These factors include, but are in no way limited to, 1) the evolving nature of the market for Internet banking and financial services generally; 2) the public’s perception of the Internet as a secure, reliable channel for transactions; 3) the success of new products and lines of business considered critical to the Company’s long-term strategy, such as small business banking; 4) potential difficulties in integrating the Company’s operations across its multiple lines of business; 5) the cyclical nature of the mortgage banking industry generally; 6) a possible decline in asset quality; 7) changes in general economic or operating conditions which could adversely affect mortgage loan production and sales, mortgage servicing rights, loan delinquency rates and/or loan defaults; 8) the possible adverse effects of unexpected changes in the interest rate environment; 9) adverse legal rulings, particularly in the Company’s litigation over leases originated by Commercial Money Center, Inc.; and/or 10) increased competition and regulatory changes. The Company’s 2005 Form 10-K, Part II of this Quarterly Report on Form 10-Q, the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006 and Item 1A “Risk Factors” contains additional details on these and other risks that are material to our operations. All forward-looking statements in this report are based on information available at the time of filing. Except as required by the federal securities laws, the Company has no obligation to update any forward-looking statement included herein.  Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Executive Summary

For the three months ended September 30, 2006, we incurred a net loss of $73,281, or $1.58 per share, compared to a net loss of $1,371 or $0.03 per share for the three months ended September 30, 2005, a change of $71,910.  NetBank’s results were adversely impacted by 1) one-time charges related to a bulk sale of a substantial portion of the Company’s MSRs during the third quarter, 2) expenses related to the impairment of goodwill of our non-conforming operations, 3) a continued high volume of repurchase losses related to representations and warranties on loans sold, 4) the flattening of the yield curve which reduces net interest earned on interest-earning assets held for sale and held for investment, and 5) continued depressed gain on sales margins within the financial intermediary segment due to competitive conditions and reduced sales volumes.

Retail Banking. The retail banking segment includes operations of the online bank, the NetBank Business Finance division as well as the Dealer Financial Services division.   The retail banking segment incurred a pre-tax loss of $1,723 during the third quarter of 2006 compared to pre-tax net income of $470 during the third quarter of 2005, a $2,193 decline.  The online bank’s results declined by $670 primarily as a result of a decrease in net interest income of $3,799 offset by a decrease in non-interest expense of $2,985.  QuickPost, PowerPost and Net Serv contributed to the segment’s decline with decreased results of  $1,800.   NetBank Business Finance reported pre-tax income of $3,218, a slight decline of $32 over the comparable period in 2005.  The decrease was primarily driven by increased provision expense of $325 offset by improvements in net interest income of $285.  Dealer Financial Services reported improved results of $309 period over period primarily due to improvements in net interest income of $90 and a reduction in provision expense of $186.

The Company announced on November 7, 2006, that it would be closing the operations of FTI, which includes QuickPost, PowerPost and NetServ products.  See note 14 of the notes to the consolidated financial statements included in this report for further information.

Financial Intermediary.  The financial intermediary segment originates both conforming and non-conforming products through our network of brokers and correspondents as well as directly with consumers through our 73 branch offices.  This segment also includes Beacon Credit Services and MG Reinsurance. The financial intermediary segment recorded a pre-tax loss of $39,539 for the third quarter of 2006, a $41,222 pre-tax decline period over period.  This decline was primarily driven by a $19,505 goodwill impairment charge related to the our non-conforming operations.  Additionally, gain on sales of loans declined $22,876 period over period primarily as a result of severe competitive pressures within the mortgage industry coupled with decreased sales volumes in excess of 30%.   Net interest income also declined by $5,146 as a result of the flattening of the yield curve and reduced production volumes of 35%.  However, this segment has seen an improvement in salary and benefit expenses of $4,239 as we have been proactive in our efforts to reduce this variable expense.

The conforming mortgage operations within the financial intermediary segment recorded a pre-tax loss of $14,754 for the third quarter of 2006 compared to a pre-tax loss of $1,531 during the same quarter in 2005.  This decline was primarily the result of a 37-basis point decline in the revenue margins and a 31-basis point increase in expenses. Margins continue to be severely depressed resulting in a decrease in net interest income of $3,351 as the yield curve continues to remain flat. Generally, we earn long-term interest rates on loans held for sale and finance those loans with short-term borrowings.  As the yield curve flattens, net interest margin compresses.  If the yield curve continues to remain flat, we will continue to have declines in net interest margins.  Furthermore, gain on sales of loans declined $10,651 due in part to a 30% decrease in the volume of sales coupled with the continued severe competitive pressures.

 The nonconforming operations within the financial intermediary segment recorded a pre-tax loss of $25,580 during the third quarter of 2006 compared to a pre-tax income of $2,703 during the same quarter in 2005, a $28,283 change.  The decline is primarily attributable to an impairment of goodwill expense of $19,505 that the Company recognized this quarter.   Additionally, the nonconforming operations experienced a decline in gain on sales of loans of $12,225 primarily as a result of a 49% decline in sales coupled with the continuation of extreme competitive market pressures.

The Company announced on November 6, 2006 that it would be exiting both the nonconforming operations and Beacon Credit Services.  See note 14 on the notes to the consolidated financial statements included in this report for further information.

Transaction Processing. The transaction processing segment houses our servicing factory and NPS.  This segment recorded a pre-tax loss of $2,377 during the third quarter of 2006 compared to pre-tax income of $1,115 during the same quarter in 2005. The decrease relates primarily to an impairment of goodwill charge of $3,682 recognized during the third quarter of 2006 with respect to NPS.

Servicing Asset. The servicing asset segment manages the MSRs we retain in conjunction with the origination of mortgage loans or obtain through bulk acquisition.  The servicing asset segment reported a pre-tax loss of $51,271 for the three months ended September 30, 2006 compared to pre-tax income of $235 for the same period in 2005, a change of $51,506.  This change was primarily attributable to loss on sales of MSRs of $29,702 and loss on sales of investment securities of $13,461.  These securities served as an on balance sheet economic hedge of MSRs.  Additionally, servicing fee income declined $3,957.  We believe the losses associated with this segment should begin to subside due to the completion of the sale during the quarter.

Other/Corporate Overhead. The other/corporate overhead segment includes holding company and overhead expenses along with the elimination of inter-segment gains and losses on loans sold to the retail banking segment from the financial intermediary segment. The other/corporate overhead segment incurred a $7,165 pre-tax loss for the three months ended September 30, 2006 compared to a pre-tax loss of $5,533 for the comparable period of 2005.  The $1,632 change was primarily related to increased salaries and benefits costs which may be  attributed to the adoption of SFAS 123(R).

Capital Management Program.  Notwithstanding the fact that NetBank met all of the regulatory capital requirements placed upon it and its subsidiaries at September 30, 2006 and was “well capitalized” under applicable OTS guidelines at such date, the Company has a proactive capital management program in order to ensure that NetBank, FSB remains “well capitalized.”  As part of this program, the Company reviews capital allocations to lines of business that have been performing below target or that may require greater investment to reach the right scale.  The goal is to deploy capital into strategic areas with greater or more stable long-term profitability prospects.  Given NetBank, FSB’s current capital levels, management has voluntarily moderated its pursuit of additional asset growth and other growth initiatives until the current capital pressures ease.  For more information regarding our regulatory capital requirements, see “Liquidity and Capital Resources – Capital Resources” below.

Risk and Contingencies. Reference is made to the discussions under Item 1A. “Risk Factors” and “Future Outlook” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K for further information regarding the risks and challenges of our business. Reference is made to note 13 of the notes to consolidated financial statements included in this report and to Item 1. Legal Proceedings and Item 1A. Risk Factors in Part II of this report for additional discussion of certain risk and contingencies that may affect us.

Executive Leadership Changes.  On October 3, 2006, we announced that Douglas K. Freeman, Chairman and Chief Executive Officer, would step down from those roles and from the Board of Directors on October 5, 2006.  In conjunction with Mr. Freeman’s separation from the Company, the Board approved a one-time termination benefit of $2.9 million, which was paid concurrently with Mr. Freeman’s separation.  The Company will record the effect of the termination benefit in its consolidated results of operations during the fourth quarter of 2006.  Additionally, the Company announced that Steven F. Herbert, the Company’s former Chief Finance Executive, would succeed Mr. Freeman as Chief Executive Officer and was also elected to the Board of Directors. Furthermore, James P. Gross was promoted from Corporate Controller to Chief Finance Executive.

Future Outlook

Our objective is to be a premier provider of financial products and services to our targeted marketing segments.  However, in conjunction with recent changes in executive management, our current strategy and primary focus is as follows:

Retail Banking. NetBank, FSB operates as an FDIC-insured, federally chartered thrift instituition that currently serves over 268 thousand customers through a branchless model.  NetBank, FSB offers services to its customers 24 hours per day, seven days a week, 365 days year.  The retail bank also consists of the operations of NetBank Business Finance, our business financing division, and Dealer Financial Services, our automobile financing division.  Furthermore, the retail bank previously offered services including QuickPost, PowerPost and NetServ.  In conjunction with efforts to streamline our operations and reduce costs, management plans to phase out the QuickPost, PowerPost and NetServ products during the fourth quarter of 2006.  In addition, we are currently evaluating our future plans for the Dealer Financial Services division.  However, we do not expect significant changes to our NetBank Business Finance division.

Financial Intermediary.  Through our mortgage banking operations, we serve as an intermediary between consumers and instiutional investors.  We obtain mortgage loans by originating directly with consumers, through brokers or by buying closed loans from a network of correspondent banks, thrifts and independent mortgage companies.  The majority of these loans are held for sale on the Company’s balance sheet prior to delivery into the secondary market.  We thus earn a long-term yield, on an asset held short-term, and also earn origination and servicing revenues and gains on the sale of the mortgages or resulting mortgage backed securities.  Although we are exiting the nonconforming mortgage operations, we plan to continue operating both our indirect and retail conforming operations.

Transaction Processing.  Our transaction processing segment primarily consists of the results of operations of our servicing factory and NetBank Payment Systems.  The servicing factory currently services over 106,000 loans for internal and external customers .  With the completion of the sale of a substantial portion of our MSRs during the third quarter of 2006, the servicing factory has seen a shift from primarily internal to external customer servicing.   Late in 2003, we expanded our transaction processing capabilities by acquiring NPS which includes 8,427 ATM machines and 1,956 merchant processing terminals. Durng the third quarter of 2006, we recognized an impairment of goodwill expense related to NPS of $3.7 million.  Management continues to evaluate the future prospects of NPS.

The Company has been operating in an adverse economic and market environment.  The flat yield curve has reduced net interest margin on bank assets and the normal warehouse spread on loans held for sale in its mortgage banking operation.  Likewise, competitive pressures have reduced gain on sale of loans margins in our mortgage banking operations.  Further, unusually high repurchases of loans have resulted in high reserve provisions for seller representation and warranty liabilities.  NetBank has sold most of its servicing assets and downsized its operations as described above.  Restructuring activities will be continuing for at least the next quarter.  Although NetBank believes that it has taken and is taking appropriate steps to return the company to profitability, there is no assurance that results of operations will return the Company to profitability or that additional economic and market situations will not manifest themselves that could adversely affect the Company’s results of operations, financial condition and cash flows.

Financial Condition

General.  Our assets totaled $3,849,408 at September 30, 2006, a decrease of $922,211 or 19% from December 31, 2005.  This is primarily the result of decreases of $373,531 in investment securities available for sale, $287,443 in loans held for sale, $313,593 in loan and lease receivables, and $162,804 in MSRs.  These decreases enabled us to pay down other borrowed funds by $694,207 and retain additional cash of $219,719 during the nine months ended September 30, 2006.

Investment Securities.  For the nine months ended September 30, 2006, the investment security portfolio decreased by $373,531. This decrease was primarily due the sale of $336,023 of investment securities during the third quarter, which served as an economic hedge of MSRs sold during the period, resulting in a net loss of $13,461. The decrease is also due to principal repayments on mortgage-backed securities of $61,434. The decrease was partially offset by the purchase of $16,402 of new investment securities and change in net unrealized losses of $5,687.

The following tables set forth certain information relating to our available for sale securities:

As of September 30, 2006	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government agencies – MBS	$169,394	$24	$3,421	$165,997
Collateralized mortgage obligations	57,118	16	1,259	55,875
U.S. treasury securities	—	—	—	—
Agency bonds	27,126	—	516	26,610
Other	3,976	88	—	4,064
Total	$257,614	$128	$5,196	$252,546

As of December 31, 2005	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Government agencies – MBS	$535,369	$24	$10,680	$524,713
Collateralized mortgage obligations	59,049	3	1,450	57,602
U.S. treasury securities	13,131	—	351	12,780
Agency bonds	27,512	—	504	27,008
Other	3,858	116	—	3,974
Total	$638,919	$143	$12,985	$626,077

Loans held for sale. As more fully described in note 3 of the notes to the consolidated financial statements included in our 2005 Form 10-K, loans held for sale are carried at the aggregate of the lower of cost or market until sold, typically 30 to 90 days after origination or purchase. The majority of the non-performing loans held for sale consists of loans which have been repurchased under representations and warranties provided to purchasers. Once a loan has been repurchased, it is generally resold at a price less than the repurchase price. Upon repurchase, reserves are transferred from the reserve for representations and warranties to a valuation reserve for repurchased loans to record such loans at estimated net realizable value.  At September 30, 2006 and December 31, 2005, the aggregate fair value of loans held for sale exceeded the aggregate cost.

The following tables set forth information regarding our portfolio of loans held for sale:

As of September 30, 2006	Gross UPB	Reserve	Non- performing
Conforming mortgages	$584,638	$3,010	$15,815
Non-conforming mortgages	195,742	10,765	34,588
Construction	173,677	382	—
Commercial / recreational	6,690	115	—
Total loans held for sale	$960,747	$14,272	$50,403

As of December 31, 2005	Gross UPB	Reserve	Non- performing
Conforming mortgages	$811,602	$3,266	$25,630
Non-conforming mortgages	346,940	9,283	24,005
Construction	84,429	191	—
Commercial / recreational	3,734	47	—
Total loans held for sale	$1,246,705	$12,787	$49,635

The Company, when required to repurchase mortgage loans, bundles such loans in pools and re-sells them.  The $768 increase in non-performing loans held for sale is primarily related to such re-sales of mortgage loans during the nine months ended September 30, 2006 versus the nine months ended September 30, 2005.

The size of the repurchase inventory, which is primarily comprised of non-performing loans, will vary depending on the timing of the repurchases and the subsequent dispositions.

Loan and Lease Receivables.  For the nine months ended September 30, 2006, the loan and lease receivables portfolio decreased $313,593.  The decrease in loan and lease receivables was primarily due to principal reductions and prepayments of $535,712 and sales of HELOCs of $131,243.  These decreases were partially offset by the retention of $209,787 of auto loans and $148,954 of business equipment finance leases.

Asset Quality and Non-performing Assets. We periodically review the performance of our loan and lease receivables portfolio by reviewing charge-offs, delinquency statistics, and various other industry statistics.  Large non-homogeneous credits are reviewed on a loan-by-loan or lease-by-lease basis, whereas relatively small credits with similar risk characteristics are reviewed on a pool-by-pool basis.  If a decline in credit quality for a specific pool or individual loan or lease is noted, we record additional allowance through a charge to the provision for credit losses.  The allowance for credit losses is maintained at a level estimated to be adequate to provide for probable losses in the loan and lease receivables portfolio. We determine the adequacy of the allowance based upon reviews of individual loans and leases or pools as applicable, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. Our non-performing assets as a percentage of gross UPB increased slightly from 1.47% at December 31, 2005, to 1.69% at September 30, 2006, as the level of non-performing assets declined by $244 while total loans and leases receivable declined $314,717.

NetBank, FSB is involved in litigation with three insurance companies who are sureties on purchased lease receivables originated by Commercial Money Center, Inc. (“CMC”). Reference is made to Item 1. “Legal Proceedings” in Part II of this report for detailed information related to the Company’s ongoing CMC litigation. In July 2006, in the CMC litigation, the Court in the multi-district litigation (“MDL” Court) issued a Revised Case Management Plan. In that plan, the MDL Court lifted the stay on expert discovery and ordered that the parties disclose experts supporting their claims and exchange expert reports. The MDL Court also ordered that dispositive motions, such as NetBank, FSB’s planned new motion for summary judgment against the sureties, must be filed between January 15, 2007 and January 31, 2007. Based upon the revised plan issued by the MDL Court, the Company does not expect any resolution of NetBank, FSB’s claims against the sureties prior to spring 2007.

The following tables detail our held for investment loan and lease receivables portfolio, the associated allowance for credit losses, and non-performing assets:

As of September 30, 2006	Gross UPB	Allocated Allowance	(1) Non- performing
First mortgages	$690,044	$2,001	$2,735
Second mortgages	92,078	2,796	573
Leases	410,968	16,095	2,196
Auto	601,856	3,475	434
Home equity lines	71,887	1,810	1,362
Consumer	44,909	300	—
Loan and lease receivables	1,911,742	26,477	7,300
CMC leases (2)	25,505	—	25,505
Total loan and lease receivables	$1,937,247	$26,477	$32,805

As of December 31, 2005	Gross UPB	Allocated Allowance	(1) Non- performing
First mortgages	$824,431	$2,463	$2,836
Second mortgages	115,188	2,973	498
Leases	379,999	14,771	2,737
Auto	610,924	2,948	471
Home equity lines	257,991	4,244	452
Consumer	37,377	202	1
Loan and lease receivables	2,225,910	27,601	6,995
CMC leases (2)	26,054	—	26,054
Total loan and lease receivables	$2,251,964	$27,601	$33,049

(1)  Non-performing includes all loans that are 90 days or more contractually past due including loans which have been restructured.  The Company also held $7,827 and $6,782 of restructured loans which were performing in accordance with the restructured terms as of September 30, 2006 and December 31, 2005, respectively.

(2)  Reference is made to note 5 and 13 of the notes to the consolidated financial statements included in this report for additional details regarding the CMC lease portfolio.

Mortgage Servicing Rights.  For the nine months ended September 30, 2006, the MSR portfolio decreased $162,804 compared to the prior year period.  The decrease was primarily driven by the sale of $141,755 of MSRs, transaction costs of $6,622 associated with such sale, the $27,512 of amortization, the $6,063 net impact of other sales of MSRs and the impaiment of $7,380 in the value of MSRs.  These decreases were partially offset by capitalization of MSRs during the period.

During the nine months ended September 30, 2006, NetBank recorded a decrease of $15,819 in the market value of the derivatives portfolio hedging the MSRs.  The fair value of the derivative portfolio hedging the MSRs is recorded in other assets.

The following table provides a sensitivity analysis of the fair value of the available for sale MSRs portfolio:

	As of Sept. 30, 2006	As of December 31, 2005
Fair value	$38,786	$201,034
Weighted average life in years	5.4	5.2

Prepayment speed assumption (annual rate)	13.40%	13.70%
Impact on fair value of 10% adverse change	$(2,326)	$(9,442)
Impact on fair value of 20% adverse change	$(4,199)	$(18,579)

Discount rate	10.76%	10.83%
Impact on fair value of 10% adverse change	$(1,454)	$(9,177)
Impact on fair value of 20% adverse change	$(2,796)	$(16,194)

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

Derivatives. The value of derivatives hedging the MSR portfolio was $4,350 at September 30, 2006 compared to $23,558 at December 31, 2005, a decrease of $19,208. The derivatives consist primarily of commitments to purchase mortgage pool securities, options, floors, swaps, swaptions, caps, and floors.  The value of the derivatives hedging the pipeline of MSRs was $1 at September 30, 2006 compared to a loss of $993 at December 31, 2005.  The value of our loan commitments for which the interest rate is locked (“rate locks”) decreased in value to a gain of $1,167 at September 30, 2006 compared to a gain of $1,592 at December 31, 2005, a decrease of $425. Our portfolio of mandatory delivery commitments hedging our rate locks reflected a loss of $1,612 at September 30, 2006 compared to a loss of $1,081 at December 31, 2005. Both the rate locks and corresponding mandatory delivery commitments are marked-to-market and reflected in our consolidated statement of operations. The value of the mandatory delivery commitments hedging our inventory of closed loans reflected a loss of $1,991 at September 30, 2006 compared to a loss of $2,852 at December 31, 2005, an improvement of $861. Since a portion of the mandatory delivery commitments qualify for hedge accounting, a basis adjustment was recorded to our inventory of mortgage loans held for sale for the effective hedges.

Liabilities.  Our total liabilities decreased $812,863 during the nine months ended September 30, 2006.  The decrease was primarily related to decreases of $694,207 in other borrowed funds, $58,244 in accounts payable and accrued liabilities, and $65,531 in deposits. These decreases were partially offset by increases of $6,454 in accrued interest payable and $882 in representations and warranties.  We were able to reduce other borrowed funds as a result of the decreases in investment securities available for sale, loans held for sale and loans and leases receivable during the nine months ended September 30, 2006.

Deposits.  Deposits were $2,728,316 at September 30, 2006 compared to $2,793,847 at December 31, 2005.  As of September 30, 2006, deposits represented 80% of total interest-bearing liabilities (including deposits, other borrowed funds, and subordinated debt) outstanding; Federal Home Loan Bank (“FHLB”) advances, warehouse lines of credit, and repurchase agreements represented approximately 19% in the aggregate of total interest bearing liabilities; and subordinated debt was only 1%.  We will continue working to expand our relationships with new and existing customers to increase our deposit base.

The following table summarizes our deposits:

	As of September 30, 2006			As of December 31, 2005
	Amount	Percentage	Weighted average interest rate	Amount	Percentage	Weighted average interest rate
Non-interest bearing checking accounts	$274,868	10.1%	—	$284,046	10.2%	—
Interest bearing:
Checking accounts	207,692	7.6%	0.9%	232,658	8.3%	0.9%
Money market	702,923	25.8%	3.3%	943,432	33.8%	3.2%
Certificate of deposit under $100	1,441,885	52.8%	4.7%	1,240,784	44.4%	4.0%
Certificate of deposit over $100	100,948	3.7%	4.7%	92,927	3.3%	4.1%
Total deposits	$2,728,316	100.0%		$2,793,847	100.0%

Reserve for Representations and Warranties. The reserve for representations and warranties is maintained at a level estimated to be adequate to cover future losses on loans which we may be required to repurchase under representations and warranties provided to purchasers and insurers of mortgage loans. We establish the reserve for future losses by reducing current period gain on sale of loans.  The reserve increased $882 during the nine months ended September 30, 2006.  This increase is primarily attributable to an increase in provision, partially offset by charges to the reserve relating to prepayments that trigger early prepayment claims by buyers of loans and net charges on loans repurchased or indemnified under seller representations and warranties.  The majority of repurchases occur during the first 24 months following the date of sale.  We have experienced an increase in the frequency and severity related to repurchases; however, it is still uncertain whether this trend will continue or abate.  If the trend continues to increase in future periods, it would require us to continue to provide for losses at higher levels to cover future losses on the disposition of repurchased loans.

The Company repurchased approximately $108,307 and $98,031 of unpaid principal balances during the nine months ended September 30, 2006 and 2005, respectively. These repurchases were a result of the following:

	For the nine months ended
	Sept. 30, 2006	Sept. 30, 2005
Documentation	$20,317	$42,505
Fraudulent misrepresentation	21,410	22,117
Early payment default	66,580	33,409
Total	$108,307	$98,031

Documentation.  Repurchases related to documentation have increased in recent years. During the last three years, NetBank produced and sold a large volume of affordable housing program loans to FNMA.  The underwriting and documentation requirements under such programs are different than with traditional agency-eligible products in which the Company regularly deals and have resulted in a greater number of documentation deficiencies and consequently an increase in the volume of repurchases.

Fraudulent misrepresentation. There has been an industry-wide increase in borrower fraud, including borrower misrepresentation of income and assets, and of intent to occupy the real property as a principal residence.  There has, likewise, been a rise in the level of fraud on the part of other parties to a mortgage transaction including appraisers, broker and correspondent customers, and real estate agents.

Early payment default.  As is customary in whole loan sales, NetBank provides early payment default protection to the buyers.  All of our sales from our non-conforming channel are whole loan sales.  The increased production in this channel in recent years has given rise to an increase in repurchase volumes for early payment default.  Likewise, commencing in 2004 and continuing in 2005 and 2006, our third party conforming channel sold larger percentages of loans in whole loan sales as opposed to agency mortgage backed securities, resulting in increases in repurchase volume related to early payment default because whole loan buyers are more likely to require sellers to repurchase loans in the case of early payment default.

We are currently in the process of exiting our nonconforming mortgage operations, which should resolve the issues for this channel going forward.  We are continuing to enhance our conforming underwriting processes in an effort to reduce repurchase frequencies including centralizing our third party conforming channel’s underwriting functions into one location.  We believe this will allow close monitoring and management of our underwriters and processors.  In addition, we are implementing new software packages to identify potential fraud issues.  One software package analyzes the specific borrower information and compares it to various external databases for validation.  Another software package compares the appraisal value of the property to external sources for comparable values. Additionally, we have eliminated certain mortgage products with the greatest repurchase frequency.

The Company had $21.5 million and $20.7 million of reserves for estimated losses on future repurchases as of September 30, 2006 and December 31, 2005, respectively.

Shareholders’ Equity.  Total shareholders’ equity decreased $109,581 for the nine months ended September 30, 2006.  The decline is primarily due to the current period’s retained deficit of $117,666.  These changes were partially offset by a $2,163 increase in additional paid in capital, a decline in unearned compensation of $1,253, a decrease of $4,655 in accumulated other comprehensive loss, and a change of $14 in treasury stock.  The $117,666 change in retained deficit is primarily the result of the net loss of $115,668 for the nine months ended September 30, 2006, the payment of $1,853 of dividends, and $410 of losses on the reissuance of treasury stock, partially offset by a $265 reclassification of unearned compensation upon adoption of SFAS 123(R).  The change in treasury stock is the result of the repurchase of 6,000 shares of common stock offset by the reissuance of 87,922 shares under the employee stock purchase plan and 25,515 shares related to option exercises. Further, upon adoption of SFAS 123(R), we reclassified 107,348 shares of restricted stock granted to treasury stock, net of vested shares.

Results of Operations – Three months ended September 30, 2006 compared to the three months ended September 30, 2005

General.  Net loss for the three months ended September 30, 2006 was $73,281 or $1.58 per share, compared to a net loss of $1,371 or $0.03 per share for the same period in 2005.  The current quarter was negatively impacted by loss on sales of MSRs, loss on sales of investment securities, expenses related to the impairment of goodwill and continued declines in gain on sales of mortgage loans. The increase in loss on sales of MSRs stems from the completion of a bulk sale of our MSRs which was finalized during the third quarter.  The bulk sale of MSRs also resulted in increased loss on sales of investment securities that had been utilized as an on-balance sheet hedge of our MSRs.  Impairment of goodwill expenses increased related to the write down of the goodwill associated with our nonconforming mortgage operations and a partial write down of the goodwill associated with NPS.  Gains on sales of mortgage loans declined due to continued high repurchase levels as well as competitive pressures on margins.

Interest Income.  Our interest income for the three months ended September 30, 2006 was $58,651 compared to $67,256 for the same period in 2005.  This decrease is attributed to a $1,111,815 decline in the average balance of interest-earning assets partially offset by a 72-basis point increase in the average yield of interest-earning assets. Reference is made to the rate volume variance table set forth below for additional detail regarding the changes in interest income.

Interest Expense. Total interest expense for the three months ended September 30, 2006 was $37,578 compared to $37,026 for the same period of 2005.  The $552 increase is due to an 89-basis point increase in the average cost of funds partially offset by a $846,347 decrease in the average balance of interest-bearing liabilities.  For the three months ended September 30, 2006, interest expense on deposits increased $4,376 versus the same period in 2005 as a result of increases in the average interest rate paid.  For the three months ended September 30, 2006, interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $13,024 compared to $16,848 for the same period of 2005.  The $3,824 decrease in interest expense related to other borrowed funds is a result of decreases in the average outstanding balance of debt of $629,830.  Reference is made to the rate volume variance table set forth below for additional detail regarding the changes in interest income.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income was $21,073 or 1.95% of net average interest-earning assets for the three months ended September 30, 2006 compared to $30,230 or 2.12% of net average interest-earning assets for the three months ended September 30, 2005.  The 17-basis point decline in net interest margin is primarily due to a flattening of the yield curve as increases in short-term rates have not carried through to the long end of the yield curve. The rates we pay on our deposits and short-term borrowings is generally related to the short end of the yield curve; the yield we earn on our mortgage loans held for sale is based primarily on the long end of the curve.

The following table details the relative interest rates and average balances of our interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2006 and 2005:

								Variance
		Average Yield /						attributable to
Average Balance		Rate			Interest				Volume
2006	2005	2006	2005		2006	2005	Variance	Rate	(3)
				Interest-earning assets:
$ 29,152	$73,577	4.94%	3.60%	Short-term investments	$360	$662	$(302)	$246	$(548)
517,654	773,550	4.73%	4.40%	Investment securities (1)	6,121	8,502	(2,381)	638	(3,019)
1,255,740	1,829,233	7.23%	6.20%	Loans held for sale (2)	22,708	28,368	(5,660)	4,726	(10,386)
1,952,371	2,190,372	6.04%	5.43%	Loans and leases receivable (2)	29,462	29,724	(262)	3,319	(3,581)
3,754,917	4,866,732	6.25%	5.53%	Total interest-earning assets	58,651	67,256	(8,605)	8,929	(17,534)

				Interest-bearing liabilities:
206,326	222,697	1.49%	1.44%	Checking accounts	766	804	(38)	25	(63)
744,251	1,000,906	3.14%	2.65%	Money market	5,841	6,636	(795)	1,224	(2,019)
1,457,402	1,400,893	4.93%	3.64%	Certificates of deposit	17,947	12,738	5,209	4,503	706
629,845	652,829	5.61%	3.78%	Short-term debt	8,840	6,167	2,673	2,993	(320)
425,000	1,031,846	3.30%	3.94%	FHLB advances	3,508	10,154	(6,646)	(1,647)	(4,999)
32,477	32,477	8.33%	6.49%	Subordinated debt	676	527	149	149	—
3,495,301	4,341,648	4.30%	3.41%	Total interest-bearing liabilities	37,578	37,026	552	7,247	(6,695)
—	—	1.95%	2.12%	Net interest margin	21,073	30,230	(9,157)	1,682	(10,839)
259,616	525,084	0.29%	0.36%	Interest free sources	—	—	—	—	—
$ 3,754,917	$4,866,732	2.24%	2.48%	Net interest income to interest-earning assets	$21,073	$30,230	$(9,157)	$1,682	$(10,839)

(1)           Based on amortized cost; changes in fair value are not considered.

(2)           No separate treatment has been made for non-accrual loans.

(3)           Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $2,407 for the three months ended September 30, 2006 compared to $2,708 for the same period of 2005.  The decrease in provision for credit losses relates primarily to the sale of $27,352 of HELOCs during the third quarter as well as a decrease in the average loans and leases receivable balance. Reference is made to the heading “Financial Condition - Asset Quality and Non-performing Assets” above for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income. Non-interest income declined by $75,745 to a loss of $34,597 for the three months ended September 30, 2006 compared to the same period of 2005.  We experienced an increase in losses on sales of MSRs of $29,559 as well as increases in losses on sales of investment securities of $13,461.  These increased losses are primarily a result of the bulk sale of $141,755 in MSRs which we completed during the third quarter.  Additionally, gain on sales of loans declined $23,118 during the three months ended September 30, 2006 as compared to the same period in 2005 primarily due to continued competitive pressures within the secondary  market and higher repurchase volumes.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing, and general and administrative expenses.  Non-interest expense increased $15,444 for the three months ended September 30, 2006 compared to the same period in 2005.  This increase was primarily driven by an increase in goodwill impairment expenses of $23,187.  The impairment charge was partially offset by a decrease of $3,054 in salaries and benefits expenses and a decrease of $2,025 in marketing costs as we strive to tighten expenses.

 Adoption of SFAS 123(R).  On January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method.  Unlike the modified retrospective transition method, the modified prospective transition method has no impact on prior period financial statements.  Prior to the adoption of SFAS 123(R), we accounted for stock based compensation under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.  As such, no compensation cost was recognized in the consolidated statement of operations related to the Employee Stock Purchase Plan or options as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.  Compensation expense was previously recognized related to the Mid-Term Incentive Plan and stock awards.

As a result of the adoption, loss before income taxes for the three months ended September 30, 2006 includes $405 of stock based compensation costs.  As of September 30, 2006, there was $5,033 of unrecognized compensation cost, net of estimated forfeitures, related to stock based compensation.  This cost is expected to be recognized over a weighted average period of less than 4 years on a straight line basis.  The Black-Scholes-Merton pricing model was used to calculate the fair value of stock options and stock grants, and no cumulative effect of accounting adjustment was required.  During 2005, in anticipation of the adoption of SFAS 123(R), we began granting certain employees a combination of stock options and stock awards as opposed to all stock options, and accelerated the vesting of all options which had a strike price in excess of $14.00.  We have no immediate plans to modify share-based payment arrangements.  See note 9 of the notes to the consolidated financial statements included herein for further information regarding share- based payments, including assigned assumptions.

Retail Banking Segment.

The table below provides an overview of the pre-tax results of operations for the retail banking segment:

	For the three months ended September 30,
	2006	2005	Change
Net interest income	$16,878	$20,302	$(3,424)
Provision for credit losses	2,410	2,646	(236)
Net interest income after provision	14,468	17,656	(3,188)
Gains (losses) on sales of loans	(33)	—	(33)
Fees, charges and other income	3,477	3,742	(265)
Total banking revenues	17,912	21,398	(3,486)
Total banking expenses	16,334	19,427	(3,093)
Pre-tax banking results	1,578	1,971	(393)
Net QuickPost, PowerPost and NetServ results	(3,301)	(1,501)	(1,800)
Pre-tax (loss) income	$(1,723)	$470	$(2,193)

Average earning assets	$3,975,800	$4,832,728	$(856,928)
QuickPost transactions	420,381	44,136	376,245

Operations to average earning assets (excluding QuickPost, PowerPost and NetServ results)
Net interest income after provision	1.46%	1.46%	0.00%
Gain on sale, fees, charges and other income	0.35%	0.31%	0.04%
Total banking revenues	1.81%	1.77%	0.04%
Total banking expenses	1.64%	1.61%	0.03%
Pre-tax banking results	0.17%	0.16%	0.01%

Note: The above table disaggregates the results of our QuickPost, PowerPost and NetServ initiatives.

The retail banking segment recorded a pre-tax loss of $1,723 in the third quarter of 2006, a $2,193 decrease over the comparable period in 2005. The majority of the decline relates to several start-up initiatives the company was developing. The company recorded a pre-tax loss of $3,301 on these particular services, which include QuickPost, PowerPost and NetServ.  As discussed within the “Future Outlook” section herein, the Company plans to cease providing these services during the fourth quarter.

The online bank’s results declined by $670 primarily as a result of a decrease in net interest income of $3,799 offset by a decrease in non-interest expense of $2,985. The decrease in net interest income is attributed to a flattening of the yield curve as a decline in the average balance of interest-earning assets.  QuickPost, PowerPost and NetServ contributed to the segment’s decline with decreased results of $1,800.

Financial Intermediary Segment.

The following table highlights the financial intermediary segment’s pre-tax results and production and sales activities:

	For the three months ended September 30,
	2006	2005	Change
Net interest income	$3,948	$9,094	$(5,146)
Gain on sales of loans	4,396	27,272	(22,876)
Loss on sale of MSRs	(96)	(238)	142
Other income	272	683	(411)
Net Beacon Credit Services results	(103)	(309)	206
Net MG Reinsurance results	898	820	78
Total revenues	9,315	37,322	(28,007)
Salary and employee benefits	14,061	18,300	(4,239)
Occupancy and depreciation expense	6,464	6,830	(366)
Other expenses	8,824	10,509	(1,685)
Impairment of goodwill	19,505	—	19,505
Total expenses	48,854	35,639	13,215
Pre-tax (loss) income	$(39,539)	$1,683	$(41,222)

Production	$2,439,654	$3,764,981	$(1,325,327)
Sales (includes intersegment sales)	$2,427,891	$3,688,402	$(1,260,511)

Total revenues to sales	0.38%	1.01%	(0.63)%
Total expenses to production	2.00%	0.95%	1.05%
Pre-tax margin	(1.62)%	0.06%	(1.68)%

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes intersegment sales to the retail bank segment. The above table disaggregates the results of Beacon Credit Services and MG Reinsurance.

For the three months ended September 30, 2006, the financial intermediary segment recorded a pre-tax loss of $39,539 versus pre-tax income of $1,683 for the same period in 2005.  The decline was primarily driven by the $19,505 expense recorded in the current period for impairment of goodwill at our nonconforming operations division.  Gain on the sales of loans decreased by $22,876 due to higher provision levels of $5,280 related to our representations and warranties on sold loans and a significant decline in sales and related margins.  The remaining decrease is attributable to a decline of $5,146 in net interest income.  Generally, NetBank earns a long-term interest rate on loans held for sale and finances those loans with short-term borrowings.  As the yield curve flattens, the net interest margin compresses.

Transaction Processing Segment.

The transaction processing segment provides ATM and merchant processing services and subservices loans for the retail banking segment, the financial intermediary segment, the servicing asset segment and third-party customers.

The following table highlights the results of operations for the transaction processing segment:

	For the three months ended Sept. 30,
	2006	2005	Change
Total revenue	$5,517	$6,555	$(1,038)
Total expenses	7,894	5,440	2,454
Pre-tax (loss) income	$(2,377)	$1,115	$(3,492)

For the three months ended September 30, 2006, the transaction processing segment recorded a pre-tax loss of $2,377 versus pre-tax income of $1,115 for the same period in 2005.  The decline was primarily due to the $3,682 expense related to the partial impairment of goodwill at NPS partially offset by an increase of $524 in pre-tax income within the servicing factory.  Although the number of loans serviced or subserviced within the servicing factory declined period over period, the pre-tax margin per loan improved by 26 dollars for the three months ending September 30, 2006.

Servicing Asset Segment.

The servicing asset segment manages the MSRs retained by the Company in conjunction with the origination of mortgage loans or obtained through bulk transactions.  The servicing asset segment recorded a pre-tax loss of $51,271 for the three months ended September 30, 2006, a change of $51,506 from the same period in 2005.  The changes were primarily attributable to the loss of

$29,702 recorded on the bulk sale of $141,755 of MSRs during the quarter as well as a $13,461 loss on sales of investment securities.  The investment securities sold had been utilized as an on-balance sheet hedge of the $141,755 of MSRs sold during the period.

	For the three months ended Sept. 30,
	2006	2005	Change
Net interest income	$395	$532	$(137)
Servicing fees	7,095	11,052	(3,957)
Loss on the sale of MSRs	(29,702)	—	(29,702)
Other income	102	—	102
Total revenue	(22,110)	11,584	(33,694)
Amortization of MSRs	6,981	12,608	(5,627)
Subservicing fees paid	2,345	2,484	(139)
Other expenses	543	1,256	(713)
Total expenses	9,869	16,348	(6,479)
Pre-tax servicing margin	(31,979)	(4,764)	(27,215)
(Loss) gain on hedges	(4,357)	755	(5,112)
Loss on sale of securities	(13,461)	—	(13,461)
(Impairment) recovery of MSRs	(1,474)	4,244	(5,718)
Net hedge results	(19,292)	4,999	(24,291)
Net pre-tax (loss) income	$(51,271)	$235	$(51,506)

Other/Corporate Overhead Segment.

The other/corporate overhead segment contains holding company and overhead expenses along with the elimination of intersegment gains and losses on loans sold to the retail banking segment from the financial intermediary segment. Overhead expenses that are wholly attributable to a line of business are recognized within that business, while overhead expenses that relate to multiple lines of business are pooled and reported within the other/corporate overhead segment.  The other/corporate overhead segment incurred a $7,165 pre-tax loss for the three months ended September 30, 2006 compared to a pre-tax loss of $5,533 for the comparable period of 2005.  The increased expenses are attributed to the adoption of SFAS 123(R).

Results of Operations – Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

General.  Net loss for the nine months ended September 30, 2006 was $115,668 or $2.50 per share, compared to a net loss of $1,075 or $0.02 per share for the same period in 2005.  The current period was negatively impacted by loss on sales of MSRs, loss on sales of investment securities, expenses related to the impairment of goodwill and continued declines in gain on sales of mortgage loans. The increase in loss on sales of MSRs stems from the completion of a bulk sale of our MSRs which was finalized during the third quarter.  The bulk sale of the MSRs also resulted in increased loss on sales of investment securities that had been utilized as an on-balance sheet economic hedge of our MSRs.  Goodwill impairment expenses incurred during the period in relation to the goodwill associated with Beacon Credit Services, our nonconforming mortgage operations and NPS.  Gain on sales of mortgage loans declined due to continued high repurchase levels as well as competitive pressures on margins.

Interest Income.  Our interest income for the nine months ended September 30, 2006 was $188,280 compared to $186,777 for the same period in 2005.  This increase was the result of the average yield increasing by 66 basis points to 6.13% of interest-earning assets coupled with a decrease of $455,685 in the average balance of interest-earning assets.  Reference is made to the rate volume variance table set forth below for additional detail regarding the changes in interest income.

Interest Expense. Total interest expense for the nine months ended September 30, 2006 was $115,552 compared to $94,828 for the same period of 2005.  The $20,724 increase is due to a 97-basis point increase in the average cost of funds partially offset by a decline in the average balance of interest-bearing liabilities of $312,709.  For the nine months ended September 30, 2006 compared to same period of 2005, interest expense on deposits increased $20,575 as a result of increases in the average interest rate paid coupled with a $76,512 increase in the average outstanding balance of deposits.  For the nine months ended September 30, 2006, interest expense on other borrowed funds (including short-term debt, FHLB advances, and convertible subordinated debt) was $45,985 compared to $45,836 for the same period of 2005.  The $149 increase in interest expense related to other borrowed funds is a result of increases in the average cost of funds offset by a decline in the average balance of borrowings during the current period.  Reference is made to the rate volume variance table set forth below for additional detail regarding the changes in interest income.

Net Interest Income.  Net interest income is determined by interest rate spread, which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income was $72,728 or 2.37% of average interest-earning assets for the nine months ended

September 30, 2006 compared to $91,949 or 2.69% of average interest-earning assets for the nine months ended September 30, 2005.  The 32-basis point decline is primarily due to the persistent flattening and inversion of the yield curve during the current period, as recent increases in short-term rates have not carried through to the long end of the yield curve. The rates we pay on our deposits and short-term borrowings is generally related to the short end of the yield curve; whereas the yield we earn on our mortgage loans held for sale is based primarily on the long end of the curve.

The following table details the relative interest rates and average balances of our interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2006 and 2005:

								Variance
		Average Yield						attributable to
Average Balance		/ Rate			Interest				Volume
2006	2005	2006	2005		2006	2005	Variance	Rate	(3)
				Interest-earning assets:
$ 34,913	$64,388	4.62%	3.22%	Short-term investments	$1,209	$1,557	$(348)	$451	$(799)
636,911	774,585	4.74%	4.50%	Investment securities (1)	22,628	26,169	(3,541)	930	(4,471)
1,325,247	1,567,744	7.17%	6.27%	Loans held for sale (2)	71,289	73,746	(2,457)	7,055	(9,512)
2,098,591	2,144,630	5.92%	5.30%	Loans and leases receivable (2)	93,154	85,305	7,849	6,648	1,201
4,095,662	4,551,347	6.13%	5.47%	Total interest-earning assets	188,280	186,777	1,503	15,084	(13,581)

				Interest-bearing liabilities:
216,683	229,055	1.43%	1.36%	Checking accounts	2,320	2,331	(11)	80	(91)
841,833	1,067,639	3.12%	2.33%	Money market	19,698	18,634	1,064	4,217	(3,153)
1,403,673	1,088,983	4.52%	3.43%	Certificates of deposit	47,549	28,027	19,522	5,935	13,587
858,441	862,439	5.07%	3.36%	Short-term debt	32,646	21,723	10,923	7,374	3,549
470,289	858,491	3.24%	3.53%	FHLB advances	11,428	22,753	(11,325)	(1,245)	(10,080)
32,477	29,498	7.85%	6.15%	Subordinated debt	1,911	1,360	551	251	300
3,823,396	4,136,105	4.03%	3.06%	Total interest-bearing liabilities	115,552	94,828	20,724	16,612	4,112

—	—	2.10%	2.41%	Net interest margin	72,728	91,949	(9,221)	(1,528)	(17,693)
272,266	415,242	0.27%	0.28%	Interest free sources	—	—	—	—	—
$ 4,095,662	$4,551,347	2.37%	2.69%	Net interest income to interest-earning assets	$72,728	$91,949	$(19,221)	$(1,528)	$(17,693)

(1)           Based on amortized cost; changes in fair value are not considered.

(2)           No separate treatment has been made for non-accrual loans.

(3)           Variances attributable to the rate and volume mix are included in the volume variances.

Provision for Credit Losses.  The provision for credit losses was $6,483 for the nine months ended September 30, 2006 compared to $7,389 for the same period of 2005.  The decrease in provision for credit losses relates primarily to HELOC sales during the current period, partially offset by continued retention of auto loans and business financing leases compared to the 2005 period. Reference is made to the heading “Financial Condition - Asset Quality and Non-performing Assets” above for additional detail concerning the determination of provision expense related to maintaining the proper level of allowance for credit losses.

Non-interest Income. Non-interest income declined by $115,508 to $1,342 for the nine months ended September 30, 2006 compared to the same period of 2005.  During the current period, we experienced increased losses on derivatives of $15,670, a decline in gains on sales of loans of $42,437, and an increase in loss on sales of MSRs of $29,648, which includes the loss of $29,702 on the bulk sale of MSRs during the third quarter of 2006. The decline in gains on sales of loans primarily reflects increased provision levels related to representations and warranties on loans sold.  Additionally, we experienced increased impairment charges to our of MSRs of $10,604 as well as a decline in gains on sales of investment securities of $17,643, both of which contributed to the decline in non-interest income.  The decline in gains on sales of investment securities for the current period includes a $13,461 loss incurred on the sales of certain investment securities that had been used as an on-balance sheet economic hedge against the MSRs that were sold.

Non-interest Expense.  Non-interest expense includes all operating expenses such as salaries and benefits, marketing, and general and administrative expenses.  Non-interest expense increased $31,725 for the nine months ended September 30, 2006, which is primarily attributable to increases in impairment of goodwill of $29,545 during the current period, as well as the adoption of SFAS 123(R).

Adoption of SFAS 123(R).  On January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method.  Unlike the modified retrospective transition method, the modified prospective transition method has no impact on prior period financial statements.  Prior to the adoption of SFAS 123(R), we accounted for stock based compensation under the provisions of APB Opinion

No. 25, Accounting for Stock Issued to Employees.  As such, no compensation cost was recognized in the consolidated statement of operations related to the Employee Stock Purchase Plan or options as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.  Compensation expense was previously recognized related to the Mid-Term Incentive Plan and stock awards.

As a result of the adoption, loss before income taxes for the nine months ended September 30, 2006 includes $2,787 of stock based compensation costs.  As of September 30, 2006, there was $5,033 of unrecognized compensation cost, net of estimated forfeitures, related to stock based compensation.  This cost is expected to be recognized over a weighted average period of less than 4 years on a straight line basis.  The Black-Scholes-Merton pricing model was used to calculate the fair value of stock options and stock grants, and no cumulative effect of accounting adjustment was required.  In anticipation of the adoption of SFAS123(R), we began granting certain employees a combination of stock options and stock awards as opposed to all stock options, and accelerated the vesting of all options which had a strike price in excess of $14.00.  We have no immediate plans to modify share based payment arrangements.  See note 9 of the notes to the consolidated financial statements included herein for further information regarding share based payments including assigned assumptions.

Retail Banking Segment.

The table below provides an overview of the pre-tax results of operations for the retail banking segment:

	For the nine months ended September 30,
	2006	2005	Change
Net interest income	$56,153	$61,728	$(5,575)
Provision for credit losses	6,381	7,298	(917)
Net interest income after provision	49,772	54,430	(4,658)
Gain on sales of loans	275	501	(226)
Fees, charges and other income	10,499	10,860	(361)
Total banking revenues	60,546	65,791	(5,245)
Total banking expenses	51,414	55,082	(3,668)
Pre-tax banking results	9,132	10,709	(1,577)
Net QuickPost, PowerPost and NetServ results	(8,382)	(1,501)	(6,881)
Pre-tax income	$750	$9,208	$(8,458)

Average earning assets	$4,307,633	$4,544,792	$(237,159)

Operations to average earning assets (excluding QuickPost, PowerPost and NetServ results)
Net interest income after provision	1.54%	1.60%	(0.06)%
Gain on sale, fees, charges and other income	0.33%	0.33%	0.00%
Total banking revenues	1.87%	1.93%	(0.06)%
Total banking expenses	1.59%	1.62%	0.03%
Pre-tax banking results	0.28%	0.31%	(0.03)%

Note: The above table disaggregates the results of our QuickPost, PowerPost and NetServ initiatives.

The retail banking segment recorded pre-tax income of $750 for the nine months ended September 30, 2006, a $8,458 decrease over the comparable period in 2005. The majority of the decline relates to several start-up transaction processing initiatives the company was developing. The company recorded a pre-tax loss of $8,382 on these particular services, which include QuickPost, PowerPost and NetServ. As discussed within the “Future Outlook” section herein, the Company plans to cease providing these services during the fourth quarter.

Also contributing to the decrease in pre-tax income for the segment was a decline in net interest income that is attributed to a continued flattening and inversion of the yield curve during the current period.

Financial Intermediary Segment.

The following table highlights the financial intermediary segment’s pre-tax results and production and sales activities:

	For the nine months ended September 30,
	2006	2005	Change
Net interest income	$15,422	$28,887	$(13,465)
Gain on sales of loans	38,019	79,593	(41,574)
Loss on sales of MSRs	(395)	(448)	53
Other income	1,691	2,478	(787)
Net Beacon Credit Services results	(6,721)	(1,106)	(5,615)
Net MG Reinsurance results	2,376	2,543	(167)
Total revenues	50,392	111,947	(61,555)
Salary and employee benefits	50,377	53,770	(3,393)
Occupancy and depreciation expense	18,807	19,556	(749)
Impairment of goodwill	19,505	—	19,505
Other expenses	28,141	29,098	(957)
Total expenses	116,830	102,424	14,406
Pre-tax (loss) income	$(66,438)	$9,523	$(75,961)

Production	$7,837,643	$9,997,089	$(2,159,446)
Sales (includes intersegment sales)	$7,816,941	$9,587,167	$(1,770,226)

Total revenues to sales	0.64%	1.17%	(0.53)%
Total expenses to production	1.49%	1.02%	0.47%
Pre-tax margin	(0.85)%	0.15%	(1.00)%

Note: The ratio of revenues to sales is based on mortgage banking sales, which includes intersegment sales to the retail bank segment. The above table disaggregates the results of Beacon Credit Services and MG Reinsurance.

For the nine months ended September 30, 2006, the financial intermediary segment had a pre-tax loss of $66,438 versus pre-tax income of $9,523 for the same period in 2005.  A decrease in net interest income of $13,465 contributed to the decline.  Generally, NetBank earns a long-term interest rate on loans held for sale and finances those loans with short-term borrowings.  As the yield curve flattens, the net interest margin compresses.  The financial intermediary segment was also subject to decreased gain on sales of loans of $41,574, which also contributed to the decline.  This decrease in gain on sales is primarily the results of increased provisions during the current period, which resulted from repurchase obligations related to our representations and warranties on sold loans.  Additionally, gains on sales of loans were impacted by the $1,770 decline in sales period over period.  Furthermore, segment results were impacted by impairment of goodwill expenses of $6,358 related to Beacon Credit Services and $19,505 related to our nonconforming mortgage operations recorded during the current period.

Transaction Processing Segment.

The transaction processing segment provides ATM and merchant processing services and subservices loans for the retail banking segment, the financial intermediary segment, the servicing asset segment and third party customers.

The following table highlights the results of operations for the transaction processing segment:

	For the nine months ended Sept. 30,
	2006	2005	Change
Total revenues	$16,915	$19,783	$(2,868)
Total expenses	17,163	15,085	(2,078)
Pre-tax (loss) income	$(248)	$4,698	$(4,946)

For the nine months ended September 30, 2006, the transaction processing segment recorded a pre-tax loss of $248 versus pre-tax income of $4,698 in the prior period. The reduction in pre-tax income was primarily due to the decline in pre-tax results at NPS of $5,600 partially offset by an increase in results of $654 within the servicing factory.  The current period results include an impairment of goodwill expense of $3,682 at NPS.  Although the number of loans serviced within the servicing factory has declined, the pre-tax margin per loan has improved by 44 dollars for the nine months ending September 30, 2006.

Servicing Asset Segment.

The servicing asset segment manages the MSRs retained by the Company in conjunction with the origination of mortgage loans or obtained through bulk transactions.  The servicing asset segment recorded a pre-tax loss of $73,750 for the nine months ended September 30, 2006, a decline of $68,556 from the same period in 2005.  The changes were primarily attributable to the loss of $29,702 sustained on the bulk sale of $141,755 of MSRs during the current period, as well as the $43,956 decline in net hedge results period over period. The net hedge results for the current period include a $13,461 loss incurred on the sales of certain investment securities that had been used as an on-balance sheet economic hedge against the MSRs that were sold.

	For the nine months ended Sept. 30,
	2006	2005	Change
Net interest income	$1,608	$675	$933
Servicing fees	27,396	31,737	(4,341)
Loss on sale of MSRs	(29,702)	—	(29,702)
Other income	165	150	15
Total revenue	(533)	32,562	(33,095)
Amortization of MSRs	27,418	34,480	(7,062)
Subservicing fees paid	7,257	7,232	25
Other expenses	1,882	3,340	(1,458)
Total expenses	36,557	45,052	(8,495)
Pre-tax servicing margin	(37,090)	(12,490)	(24,600)
(Loss) gain on hedges	(15,819)	4,072	(19,891)
Loss on sale of securities	(13,461)	—	(13,461)
(Impairment) recovery of MSRs	(7,380)	3,224	(10,604)
Net hedge results	(36,660)	7,296	(43,956)
Net pre-tax loss	$(73,750)	$(5,194)	$(68,556)

Other/Corporate Overhead Segment.

The other/corporate overhead segment contains holding company and overhead expenses along with the elimination of inter-segment gains and losses on loans sold to the retail banking segment from the financial intermediary segment. Overhead expenses that are wholly attributable to a line of business are recognized within that business, while overhead expenses that relate to multiple lines of business are pooled and reported within the other/corporate overhead segment.  The other/corporate overhead segment incurred a $27,145 pre-tax loss for the nine months ended September 30, 2006 compared to a pre-tax loss of $19,518 for the comparable period of 2005.  The $7,627 change reflects increased amortization expenses as well as increased salaries and benefits costs.  Salaries and benefits costs have increased primarily due to the adoption of SFAS 123(R).

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

Liquidity and Capital Resources

Liquidity.  NetBank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities.  Our primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans, sales of loans, sales or maturities of investment securities and other short-term investments, and funds provided from operations.  While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We can use cash generated through the retail deposit market, our traditional funding source, to offset the cash utilized in investing activities.  Our available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements.  Net cash inflows for the nine months ended September 30, 2006 were $219,719 compared to net cash inflows of $152,018 for the same period in 2005.  The change in the 2006 period primarily related to a $131,243 increase in proceeds from sales of loan and lease receivables, a $212,428 decrease in originations and purchases of loan and lease receivables, and a $2,222,580 decrease in originations of loans held for sale during the period. Our cash inflows were partially offset by increases in net repayments of other borrowed funds of $826,734.

As an additional source of funds, NetBank, Inc. had available under existing line of credit agreements $1 billion at September 30, 2006.  Reference is made to note 8 of the notes to consolidated financial statements included in this report for additional details regarding the available lines of credit.

We use deposits as our principal source of funds.  For the nine months ended September 30, 2006, deposits decreased by $66 to $2.728 billion from $2.794 billion as of December 31, 2005.  Our deposit products include checking, money market and certificates of deposit accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  We are competitive in the types of accounts, services and ranges of interest rates offered on deposit products.  Although market demand generally dictates which deposit maturities and rates will be accepted by the public, we intend to continue to promote checking, money market and certificates of deposit to the extent possible consistent with asset and liability management goals.

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

	Actual		For capital adequacy purposes		To be categorized as Well Capitalized under prompt corrective action plan
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2006
Total capital (to risk-weighted assets)	$270,688	10.13%	$225,181	8.00%	$267,227	10.00%
Core capital (to adjusted total assets)	$244,211	6.38%	$153,108	4.00%	$191,385	5.00%
Tangible capital (to adjusted total assets)	$244,211	6.38%	$57,416	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$244,211	9.14%	N/A	N/A	$160,336	6.00%
December 31, 2005
Total capital (to risk-weighted assets)	$330,510	10.32%	$256,277	8.00%	$320,346	10.00%
Core capital (to adjusted total assets)	$302,909	6.51%	$186,257	4.00%	$232,821	5.00%
Tangible capital (to adjusted total assets)	$302,909	6.51%	$69,846	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	$302,909	9.46%	N/A	N/A	$192,208	6.00%

In addition, NetBank’s subsidiaries engaged in mortgage banking must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum net worth to maintain their FHA approved lending status.  Failure to comply with the HUD guidelines could result in withdrawal of this certification.  As of September 30, 2006, Market Street and Meritage were in compliance with HUD guidelines.  NetBank and its subsidiaries are subject to various other capital requirements by secondary market investors and states.  None of these capital requirements are more stringent than the OTS capital requirements.  Failure to comply with these restrictions could have a material adverse impact on the Company’s results of operations.  All of the capital requirements placed upon NetBank and its subsidiaries were met as of September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal businesses are retail banking and the origination and purchase of loans as well providing business equipment financing leases. These businesses are funded by customer deposits and, to the extent necessary, other borrowed funds. Consequently, a significant portion of our assets and liabilities are monetary in nature and fluctuations in interest rates will affect future net interest income and cash flows. Interest rate risk is our primary market risk exposure. For the nine months ended September 30, 2006, the only derivative financial instruments that we entered into were associated with hedging activities related to the portfolio of mortgage loans held for sale, the pipeline of mortgage loans for which the interest rate has been locked, the owned MSRs portfolio and the MSRs associated with the pipeline of mortgage loans for which the interest rate has already been locked. Our exposure to market risk is reviewed on a regular basis by management.

Reference is made to Item 7A. Quantative and Qualitative Disclosures About Market Risk on page 75 of our 2005 Form 10-K for additional details regarding the Company’s exposure to management of market risk.

NetBank, FSB, like other savings banks, measures interest rate risk based on a Net Portfolio Value (“NPV”) analysis. NPV equals the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. An NPV ratio is determined by dividing NPV by the present value of assets. The following table sets forth the estimated NetBank, FSB NPV ratios as of September 30, 2006, December 31, 2005, and September 30, 2005 assuming rate shocks of +300 to -100 basis points:

Limits and current NPV ratios for NetBank, FSB
Rate shock (in basis points)	As of Sept. 30, 2006	As of Dec. 31, 2005	As of Sept. 30, 2005	Minimum as of Sept. 30, 2006
+300	8.68%	7.35%	7.02%	4.00%
+200	8.76%	7.93%	7.55%	6.00%
+100	8.85%	8.51%	8.03%	6.00%
Flat	8.94%	9.01%	8.39%	6.00%
-100	8.98%	9.55%	8.77%	6.00%

Minimum ratios for NPV risk are established by the Board of Directors as prudent levels for the respective interest rate scenarios. Lower NPV ratios denote more market rate sensitivity for a given rate scenario.  As of September 30, 2006, the analysis indicates sensitivity to rising market interest rates.  This sensitivity is, however, well within the Board approved limits for these scenarios.  Computation of prospective effects of hypothetical rate changes is based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that as of September 30, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved.

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

On May 9, 2006, the MDL Court ruled on whether the Illinois Union order applies to NetBank, FSB.  The MDL Court held that NetBank, FSB would be entitled to the benefit of the Illinois Union rulings, which barred Illinois Union from raising fraud by CMC and insurance related defenses as defenses to payment.  The MDL Court also suggested that NetBank, FSB would be entitled to judgment as a matter of law with respect to the Bonds issued by Illinois Union prior to December 2000, but declined to enter judgment at that time because of allegations of fraud on the part of NetBank, FSB with respect to certain Bonds, so-called replacement bonds, issued in December 2000.  The MDL Court held that Illinois Union’s allegations of fraud on the part of NetBank, FSB in connection with the issuance of the replacement bonds were sufficient to get past the pleading stage of the litigation.  However, the court noted that NetBank, FSB had previously moved for summary judgment against Illinois Union and suggested that now, in light of the MDL Court ruling, NetBank, FSB could re-file its motion for summary judgment to dispose of all remaining breach of contract issues, including the alleged fraud by NetBank, FSB in respect of the replacement bonds, pursuant to a scheduling order to be issued by the MDL Court at a later date.  The MDL Court left open the issue of whether Illinois Union would be permitted to amend its pleadings to allege new defenses or claims not expressly covered by the Illinois Union Order and stated that this issue would be decided when the MDL Court rules on Illinois Union’s pending motion for leave to amend its pleadings.  The MDL Court made it clear, however, that Illinois Union would not be permitted to amend to avoid the impact of the Illinois Union Order.  On October 3, 2006, the MDL Court issued an Order granting Royal’s motion for leave to amend its answer and granting Illinois Union’s motion for leave to amend its answer as to the replacement bonds but not as to the Bonds issued by Illinois Union prior to December 2000.

On July 19, 2006, the MDL Court issued a Revised Case Management Plan.  In that plan, the MDL Court lifted the stay on expert discovery that it had entered in and ordered that the parties commence expert discovery. The MDL Court also issued an Amended Revised Case Management Plan on September 12, 2006 providing for the end of expert discovery on April 25, 2007.  The MDL Court also ordered that any party wishing to file a dispositive motion, such as NetBank, FSB’s planned new motion for summary judgment against the Sureties, must first file a Notice of Intent to and Request for Leave to File Summary Judgment Motion by November 14, 2006.  The MDL Court has instructed the parties not to file such Notifications with respect to reformation of the contracts, intent of the parties or fraud.  The MDL Court will then issue an order delineating the scope of summary judgment motions that will be permitted and set a briefing schedule.  Based upon the Amended Revised Plan issued by the MDL Court, the Company does not expect any resolution of NetBank, FSB’s claims against the Sureties prior to the Fall of 2007.

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

On August 2, 2006, the Bankruptcy Appellate Panel issued its Opinion (the “BAP Opinion’’). In the BAP Opinion, the Bankruptcy Appellate Panel reversed the Bankruptcy Court’s decision that the Payment Streams on the Royal Bonds were chattel paper rather than payment intangibles under the Uniform Commercial Code. Therefore, perfection would have been automatic if the transactions involving the Payment Streams were “sales” rather than “loans.” However, the Panel affirmed the Bankruptcy Court’s decision that the transactions were more properly characterized as loans rather than sales. Nevertheless, the Panel found that NetBank, FSB raised genuine issues of fact as to whether its interests were perfected by possession through an agent such as Royal, and that the Trustee did not meet his burden on this issue by submitting uncontested evidence regarding who held the leases at the relevant times. The panel held that this genuine issue of material fact precludes summary judgment for the Trustee. Accordingly, the Panel remanded the case back to the Bankruptcy Court for a determination as to who had possession of the Royal Leases.  On August 11, 2006, the Trustee filed a Motion for Limited Rehearing with the Bankruptcy Appellate Panel asking the court to reconsider its August 2, 2006 ruling.  On August 21, 2006, NetBank filed a Response to the Motion for Limited Rehearing opposing the Trustee’s Motion.  The Bankruptcy Appellate Panel issued and Order on the Motion for Limited Rehearing on August 25, 2006 denying the Trustee’s Motion and stating that the legal issue of the effect of possession on the underlying leases should be addressed by the Bankruptcy Court.  That same day, the Bankruptcy Appellate Panel issued an Amended Opinion reflecting its Order on the Motion for Limited Rehearing.  The remanded adversary proceeding is set for a status conference before the Bankruptcy Court on November 17, 2006.

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

Item 1A.  Risk Factors

In addition to those risk factors previously described in Item 1A. “Risk Factors” of Part I to our 2005 Form 10-K, Part II of Quarterly Report on Form 10-Q for three and six months ended June 30, 2006, and in the first paragraph of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in Part I of this Quarterly Report on Form 10-Q, investors should carefully consider the following risks:

Exiting the nonconforming mortgage and other businesses may adversely impact our earnings

As announced on November 6, 2006, we entered into a personnel placement agreement pursuant to which a third party will extend offers of employment to a majority of the employees of our nonconforming mortgage operations  and we have sold selected assets of our recreational vehicle, boat and aircraft financing operation.  Because these transactions do not cover the full scope of these operations, we still have personnel and other commitments to address to fully exit both lines of business.  Management currently expects to recognize approximately $7.2 million in expenses associated with this exit. However, we can give no assurance that the exit-related charges will not be higher than expected.  In addition, we can give no assurance that exit-related activities, when completed, will be successful in improving our operating results.

Our capital management strategies may not be successful

Based on a number of market and economic factors, including, but not limited to, a continued flattened yield curve and pricing pressures on our mortgage business, we have implemented a disciplined approach to optimizing capital allocations to redirect scarce capital from underperforming businesses to better performing ones that carry the greatest long-term strategic significance to the Company, which we believe primarily include our core banking and conforming mortgage businesses. Our intention to complete exiting the nonconforming mortgage portion of our business and the exit from our recreational vehicle, boat and aircraft financing operation, as well as potentially other areas of our business, are part of this ongoing capital strategy.  In addition, we suspended the payment of our quarterly dividend. While our capital management strategy includes the objectives of returning the Company to profitability as quickly as possible and improving our operating profile, we can give no assurance that our capital management strategy will be successful in improving our results of operations, financial condition or cash flows.

Intangible assets and goodwill comprise a significant portion of our total assets. Intangible assets include trademarks, customer relationships, software and certain contractual relationships.  Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Such events include adverse changes in the business climate, current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life. An impairment review of goodwill and intangible assets is conducted at least once a year or earlier if events or changes in circumstances indicate that their carrying value may not be recoverable. In implementing our capital management strategy, we have recently exited some of our businesses.  As a result of such actions, we have recognized impairment charges relating to these activities. Similar events may require us to recognize increased levels of future intangible amortization, or incur charges to recognize the impairment of certain other assets.

We could be adversely affected if transitions in senior management are not successful

Our operations depend to a large extent on the efforts of our senior management. Effective October 5, 2006, our Board of Directors appointed Steven F. Herbert as Chief Executive Officer and James P. Gross as Chief Finance Executive.  We seek to develop and retain an effective management team through the proper positioning of existing key employees and the addition of new management personnel where necessary. Our results of operations, financial conditions and cash flows could be adversely affected if transitions in senior management are not successful or if the Company is unable to sustain an effective management team.

We have a formal supervisory agreement with the Office of Thrift Supervision (“OTS”)

On November 6, 2006, we entered into a formal written supervisory agreement with the OTS providing for a comprehensive action plan to proactively address concerns over the Bank’s financial performance and the impact that losses have had on our capital position over the past several quarters.  Under the terms of the Agreement, any material modifications to the Bank’s business plan, as submitted to the OTS, as well as any new activity, operation or line of business must be approved by the OTS prior to implementation.  There can be no assurance that the OTS will ultimately approve any action taken by the Company to improve our financial performance and our capital position, or that, if approved, such actions can be favorably executed according to our business plan.

There were a number of areas identified in the Bank’s periodic regulatory examination as needing improvement.  Although the OTS determined that there were no significant regulatory violations in any of those or other areas, there can be no assurance that OTS will not determine that regulatory violations have occurred during future examinations.  Additionally, although management expects that the areas identified by the OTS as needing improvement will be remediated, there can be no assurance that the OTS will ultimately approve our strategies for improving identified concerns.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In August 2002, the Board of Directors approved a plan to repurchase up to 1 million shares of the Company’s common stock. The plan was subsequently increased by 1 million shares in October 2002, 2 million shares in January 2003, 1 million shares in April 2004 and 1 million shares in April 2005. There were no repurchases during the three and nine months ended September 30, 2006. As of November 1, 2006, 1,086,573 shares remained available for repurchase under current Board authority.

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

NETBANK, INC.

	By:	/s/ James P. Gross
James P. Gross
Dated: November 9, 2006		Chief Finance Executive (principal accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

10.1	Separation Agreement and General Release between NetBank, Inc. and Douglas K. Freeman dated October 3, 2006 (effective October 5, 2006)	8-K	000-22361	10.1	10/05/06

10.2	Change of Control Agreement between NetBank, Inc. and James P. Gross dated as of April 1, 2003	8-K	000-22361	10.2	10/05/06

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended—Chief Executive Officer					☒

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended—Chief Financial Officer					☒

32.1†	Certification Pursuant to 18 U.S.C. Section 1350—Chief Executive Officer and Chief Finance Executive					☒

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